Form 10-Q
period 2014-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2014-05-09
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

On May 9, 2014, there were 17,918,254 shares of common stock outstanding.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

PART I

DEFINITIONS

In this Quarterly Report on Form 10-Q, the words “IES”, the “Company”, the “Registrant”, “we”, “our”, “ours” and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries. As used herein, references to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 mean such Annual Report as amended by the Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on January 6, 2014.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	the ability of our controlling shareholder to take action not aligned with other shareholders;

•	the sale or disposition of the shares of our common stock held by our majority shareholder, which, under certain circumstances, would trigger change of control provisions in our severance plan or financing and surety arrangements;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures and debt service;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	competition in our respective industries, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	the inability to achieve, or difficulties and delays in achieving, potential benefits of the acquisition of MISCOR Group, Ltd.;

•	challenges integrating other new businesses into the Company or new types of work, products or processes into our segments;

•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	a general reduction in the demand for our services;

•	a change in the mix of our customers, contracts and business;

•	our ability to successfully manage projects;

•	the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	additional closures or sales of facilities could result in significant future charges and a significant disruption of our operations;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	the cost and availability of qualified labor;

•	increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project delays or cancellations;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	success in transferring, renewing and obtaining electrical and construction licenses;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the financial impact of new or proposed accounting regulations;

•	the effect of litigation, claims and contingencies, including warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•	warranty losses or other unexpected liabilities stemming from former segments which we have sold or closed;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	changes in the assumptions made regarding future events used to value our stock options and performance-based stock awards;

•	the ability of IES to enter into, and the terms of, future contracts;

•	the inability to carry out plans and strategies as expected;

•	future capital expenditures and refurbishment, repair and upgrade costs; and delays in and costs of refurbishment, repair and upgrade projects; and

•	liabilities under laws and regulations protecting the environment.

You should understand that the foregoing, as well as other risk factors discussed in this document, as well as the other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability, cash position, pro forma financial statements or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	March 31,	September 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,547	$20,757
Accounts receivable:
Trade, net of allowance of $839 and $980, respectively	65,878	73,540
Retainage	14,918	17,473
Inventories	18,291	20,147
Costs and estimated earnings in excess of billings on uncompleted contracts	11,250	8,336
Prepaid expenses and other current assets	5,469	3,772

Total current assets	136,353	144,025

PROPERTY AND EQUIPMENT	10,197	10,414
GOODWILL	13,924	13,924
INTANGIBLE ASSETS	3,820	4,138
OTHER NON-CURRENT ASSETS	6,049	6,751

Total assets	$170,343	$179,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,500	$3,562
Accounts payable and accrued expenses	69,527	74,320
Billings in excess of costs and estimated earnings on uncompleted contracts	17,628	20,676

Total current liabilities	90,655	98,558

LONG-TERM DEBT, net of current maturities	8,458	10,210
LONG-TERM DEFERRED TAX LIABILITY	905	905
OTHER NON-CURRENT LIABILITIES	7,058	7,093

Total liabilities	107,076	116,766

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 18,203,379 and 18,203,379 shares issued and 17,918,254 and 17,944,322 outstanding, respectively	182	182
Treasury stock, at cost, 285,125 and 259,057 shares, respectively	(2,427)	(2,332)
Additional paid-in capital	174,878	174,514
Accumulated other comprehensive income	9	17
Retained deficit	(109,375)	(109,895)

Total stockholders’ equity	63,267	62,486

Total liabilities and stockholders’ equity	$170,343	$179,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Three Months Ended March 31,
	2014	2013
Revenues	$120,266	$121,995
Cost of services	100,240	105,999

Gross profit	20,026	15,996
Selling, general and administrative expenses	19,172	16,606
Gain on sale of assets	(22)	(21)

Income (loss) from operations	876	(589)

Interest and other (income) expense:
Interest expense	401	449
Other (income) expense, net	(15)	(151)

Income (loss) from continuing operations before income taxes	490	(887)
Provision for income taxes	44	53

Net income (loss) from continuing operations	$446	$(940)

Discontinued operations (Note 14)
Loss from discontinued operations	(58)	(152)
Provision (benefit) for income taxes	(9)	9

Net loss from discontinued operations	(49)	(161)

Net income (loss)	$397	$(1,101)

Unrealized gain on interest hedge, net of tax	8	27
Comprehensive income (loss)	$405	$(1,074)

Basic earnings (loss) per share:
From continuing operations	$0.02	$(0.06)
From discontinued operations	$—	$(0.01)

Basic earnings (loss) per share	$0.02	$(0.07)
Diluted earnings (loss) per share:
From continuing operations	$0.02	$(0.06)
From discontinued operations	$—	$(0.01)

Diluted earnings (loss) per share	$0.02	$(0.07)
Shares used in the computation of earnings (loss) per share
Basic	17,857,422	14,909,896
Diluted	17,905,021	14,909,896

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Six Months Ended March 31,
	2014	2013
Revenues	$240,345	$249,259
Cost of services	202,202	215,283

Gross profit	38,143	33,976
Selling, general and administrative expenses	36,744	31,528
Gain on sale of assets	(62)	(40)

Income from operations	1,461	2,488

Interest and other (income) expense:
Interest expense	919	1,055
Other (income) expense, net	(212)	1,571

Income (loss) from continuing operations before income taxes	754	(138)
Provision for income taxes	43	168

Net income (loss) from continuing operations	$711	$(306)

Discontinued operations (Note 14)
Loss from discontinued operations	(200)	(290)
Benefit for income taxes	(9)	(6)

Net loss from discontinued operations	(191)	(284)

Net income (loss)	$520	$(590)

Unrealized gain on interest hedge, net of tax	8	27
Comprehensive income (loss)	$528	$(563)

Basic earnings (loss) per share:
From continuing operations	$0.04	$(0.02)
From discontinued operations	$(0.01)	$(0.02)

Basic earnings (loss) per share	$0.03	$(0.04)
Diluted earnings (loss) per share:
From continuing operations	$0.04	$(0.02)
From discontinued operations	$(0.01)	$(0.02)

Diluted earnings (loss) per share	$0.03	$(0.04)
Shares used in the computation of earnings (loss) per share
Basic	17,837,117	14,855,313
Diluted	17,898,722	14,855,313

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$520	$(590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	45	(488)
Deferred financing cost amortization	224	(353)
Depreciation and amortization	1,262	1,078
Reserve for uncollectible surety deposit	—	1,725
Loss (gain) on sale of assets	91	32
Non-cash compensation expense	429	773
Unrealized gain on interest swap	—	27
Changes in operating assets and liabilities
Accounts receivable	7,524	1,063
Inventories	1,857	3,032
Costs and estimated earnings in excess of billings	(2,914)	1,533
Prepaid expenses and other current assets	800	880
Other non-current assets	621	82
Accounts payable and accrued expenses	(4,791)	(3,367)
Billings in excess of costs and estimated earnings	(3,048)	(5,035)
Other non-current liabilities	(49)	686

Net cash provided by operating activities	2,571	1,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(868)	(46)
Cash paid in conjunction with business combination	—	(828)

Net cash used in investing activities	(868)	(874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(1,752)	(10,233)
Issuance of debt	—	5,000
Purchase of treasury stock	(161)	(346)
Change in restricted cash	—	104

Net cash used in financing activities	(1,913)	(5,475)

NET DECREASE IN CASH EQUIVALENTS	(210)	(5,271)
CASH AND CASH EQUIVALENTS, beginning of period	20,757	18,729

CASH AND CASH EQUIVALENTS, end of period	$20,547	$13,458

	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$658	$299
Cash paid for income taxes	$291	$142

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

Integrated Electrical Services, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of end markets. Our operations are currently organized into four principal business segments, based upon the nature of our current products and services:

•	Communications – Nationwide provider of products and services for mission critical infrastructure, such as data centers, of large corporations.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•	Commercial & Industrial – Provider of electrical design, construction, and maintenance services for commercial and industrial projects nationwide.

•	Infrastructure Solutions – Provider of industrial and rail services, and electrical and mechanical solutions to domestic and international customers. (This segment was created in connection with the acquisition of MISCOR Group, Ltd. (“MISCOR”).)

The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of IES and its wholly-owned subsidiaries, and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America, and should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in our Annual Report on Form 10-K for the year ended September 30, 2013 as amended by our Form 10-K/A filed on January 6, 2014. All references to our Report on Form 10-K for the year ended September 30, 2013 included herein also reference the Form 10-K/A. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of comprehensive income, and cash flows for the periods reported herein. All such adjustments are of a normal recurring nature.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Seasonality and Quarterly Fluctuations

Results of operations from our Residential construction segment are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Communications, Commercial & Industrial, and Infrastructure Solutions segments of our business are less subject to seasonal trends, as work in these segments generally is performed inside structures protected from the weather, although weather can still impact these businesses, especially in the early stages of projects. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Results for our Infrastructure Solutions segment may be affected by the timing of outages at our customers’ facilities. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

2. CONTROLLING SHAREHOLDER

At March 31, 2014, Tontine Capital Partners, L.P. together with its affiliates (collectively “Tontine”) was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and any action requiring the approval of shareholders.

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

3. DEBT

Debt consists of the following:

	March 31,	September 30,
	2014	2013
Wells Fargo Term Loan, paid in installments thru Aug 9, 2017	$11,958	$13,708
Capital leases and other	—	64

Total debt	11,958	13,772
Less — Short-term debt and current maturities of long-term debt	(3,500)	(3,562)

Total long-term debt	$8,458	$10,210

At March 31, 2014, we had $8,513 available to us under the 2012 Credit Facility, $6,918 in outstanding letters of credit with Wells Fargo and no outstanding borrowings on our revolving loan.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Future payments on debt as of March 31, 2014 are as follows:

Term Debt
2014	$1,750
2015	3,500
2016	3,500
2017	3,208

Total	$11,958

For the three months ended March 31, 2014 and 2013, we incurred interest expense of $401 and $449, respectively. For the six months ended March 31, 2014 and 2013, we incurred interest expense of $919 and $1,055, respectively.

The 2012 Revolving Credit Facility

On February 21, 2014, the Company entered into a Third Amendment (the “Amendment”) to the credit facility we entered into with Wells Fargo Bank, National Association (“Wells Fargo”) on August 9, 2012 (as amended, the “2012 Credit Facility”). Pursuant to the Amendment, Wells Fargo has extended the maturity dates of both a term loan (“Term Loan”) and a revolving loan (“Revolving Loan”), from August 9, 2016 to August 9, 2017. The 2012 Credit Facility, as amended, continues to contain customary affirmative, negative and financial covenants, including the requirement that we maintain a Fixed Charge Coverage Ratio (as defined in the 2012 Credit Facility) of not less than 1.0:1.0 at any time that our Liquidity (defined as the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability (as defined in the 2012 Credit Facility)) or Excess Availability fall below stipulated levels. Those levels were reduced under the Amendment from $20 million of Liquidity to $15 million and from $5 million of Excess Availability to $4 million. After June 30, 2014, the thresholds return to $20 million of Liquidity and $5 million of Excess Availability.

The Amendment also decreased interest rates on outstanding advances under the Revolving Loan and amounts outstanding under the Term Loan by one percentage point, effective February 1, 2014. Pursuant to the Amendment, amounts outstanding under the Term Loan bear interest at a per annum rate equal to Daily Three Month LIBOR (as defined in the 2012 Credit Facility), plus 4.00% through June 30, 2014, and thereafter Daily Three Month LIBOR plus an interest rate margin, as determined quarterly, based on the following thresholds:

Level	Thresholds	Interest Rate Margin

I	Liquidity ≤ $20,000 at any time during the period; or Excess Availability ≤ $7,500 at any time during the period; or Fixed charge coverage ratio < 1.0:1.0	4.00 percentage points

II	Liquidity > $20,000 at all times during the period; and Liquidity ≤ $30,000 at any time during the period; and Excess Availability > $7,500; and Fixed charge coverage ratio > 1.0:1.0	3.50 percentage points

III	Liquidity > $30,000 at all times during the period; and Excess Availability > $7,500; and Fixed charge coverage ratio > 1.0:1.0	3.00 percentage points

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Pursuant to the Amendment, Advances (as defined in the 2012 Credit Facility) under the Revolving Loan bear interest at a per annum rate equal to Daily Three Month LIBOR plus 3.00% through June 30, 2014, and thereafter Daily Three Month LIBOR plus an interest rate margin of between 3.00% and 2.00%, as determined quarterly, based on the thresholds set forth above. The Amendment also amended the dates on which termination and prepayment fees are payable by the Company by providing for liquidated damages of 2.00% for any termination, reduction or prepayment occurring on or before February 28, 2015 and 1.00% thereafter, as compared to the previous requirement of 2.00% prior to the first anniversary of the date of the first Advance and 1.00% thereafter.

At March 31, 2014, we were subject to the financial covenant under the 2012 Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability is less than $15,000 or Excess Availability is less than $4,000. As of March 31, 2014, our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability was in excess of $15,000 and Excess Availability was in excess of $4,000; had we not met these thresholds at March 31, 2014, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

At March 31, 2014, the carrying value of amounts outstanding on our Term Loan approximated fair value. The fair value of the debt is classified as a level 2 measurement.

4. PER SHARE INFORMATION

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net earnings (loss) from continuing operations attributable to common shareholders	$445	$(940)
Net earnings from continuing operations attributable to restricted shareholders	1	—

Net earnings (loss) from continuing operations	$446	$(940)

Net loss from discontinued operations attributable to common shareholders	$(49)	$(161)

Net loss from discontinued operations	$(49)	$(161)

Net earnings (loss) attributable to common shareholders	$396	$(1,101)
Net earnings attributable to restricted shareholders	1	—

Net earnings (loss)	$397	$(1,101)

Denominator:
Weighted average common shares outstanding — basic	17,857,422	14,909,896
Effect of dilutive stock options and non-vested restricted stock	47,599	—

Weighted average common and common equivalent shares outstanding — diluted	17,905,021	14,909,896

Basic earnings (loss) per share:
From continuing operations	$0.02	$(0.06)
From discontinued operations	$—	$(0.01)

Basic earnings (loss) per share	$0.02	$(0.07)
Diluted earnings (loss) per share:
From continuing operations	$0.02	$(0.06)
From discontinued operations	$—	$(0.01)

Diluted earnings (loss) per share	$0.02	$(0.07)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Six Months Ended March 31,
	2014	2013
Numerator:
Net earnings (loss) from continuing operations attributable to common shareholders	$707	$(306)
Net earnings from continuing operations attributable to restricted shareholders	4	—

Net earnings (loss) from continuing operations	$711	$(306)

Net loss from discontinued operations attributable to common shareholders	$(191)	$(284)

Net loss from discontinued operations	$(191)	$(284)

Net earnings (loss) attributable to common shareholders	$516	$(590)
Net earnings attributable to restricted shareholders	4	—

Net earnings (loss)	$520	$(590)

Denominator:
Weighted average common shares outstanding — basic	17,837,117	14,855,313
Effect of dilutive stock options and non-vested restricted stock	61,605	—

Weighted average common and common equivalent shares outstanding — diluted	17,898,722	14,855,313

Basic earnings (loss) per share:
From continuing operations	$0.04	$(0.02)
From discontinued operations	$(0.01)	$(0.02)

Basic earnings (loss) per share	$0.03	$(0.04)
Diluted earnings (loss) per share:
From continuing operations	$0.04	$(0.02)
From discontinued operations	$(0.01)	$(0.02)

Diluted earnings (loss) per share	$0.03	$(0.04)

For the three and six months ended March 31, 2014, zero and 150,000 stock options were excluded from the computation of fully diluted earnings per share, respectively, because the exercise prices of the options were greater than the average price of our common stock.

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per-share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three and six months ended March 31, 2013.

5. OPERATING SEGMENTS

We manage and measure performance of our business in four distinct operating segments: Communications, Residential, Commercial & Industrial, and Infrastructure Solutions.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Transactions between segments, if any, are eliminated in consolidation. Our Corporate office provides general and administrative as well as support services to our four operating segments. Management allocates certain shared costs between segments for selling, general and administrative expenses and depreciation expense.

Segment information for the three and six months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31, 2014
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$25,147	$42,181	$42,336	$10,602	$—	$120,266
Cost of services	21,006	34,529	36,484	8,221	—	100,240

Gross profit	4,141	7,652	5,852	2,381	—	20,026
Selling, general and administrative	3,163	6,932	4,243	2,295	2,539	19,172
Loss (gain) on sale of assets	—	(1)	(21)	—	—	(22)

Income (loss) from operations	$978	$721	$1,630	$86	$(2,539)	$876

Other data:
Depreciation and amortization expense	$102	$118	$66	$217	$117	$620
Capital expenditures	55	158	40	235	—	488
Total assets	$25,010	$36,170	$45,169	$27,611	$36,383	$170,343

	Three Months Ended March 31, 2013
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$31,806	$39,344	$50,845	$—	$—	$121,995
Cost of services	25,975	32,564	47,460	—	—	105,999

Gross profit	5,831	6,780	3,385	—	—	15,996
Selling, general and administrative	3,301	6,412	3,609	—	3,284	16,606
Loss (gain) on sale of assets	—	(12)	(9)	—	—	(21)

Income (loss) from operations	$2,530	$380	$(215)	$—	$(3,284)	$(589)

Other data:
Depreciation and amortization expense	$92	$89	$59	$—	$299	$539
Capital expenditures	130	68	97	—	—	295
Total assets	$25,366	$38,714	$53,531	$—	$35,642	$153,253

	Six Months Ended March 31, 2014
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$49,738	$83,393	$83,565	$23,649	$—	$240,345
Cost of services	41,665	68,323	73,799	18,415	—	202,202

Gross profit	8,073	15,070	9,766	5,234	—	38,143
Selling, general and administrative	6,145	13,414	7,722	4,683	4,780	36,744
Loss (gain) on sale of assets	—	(41)	(24)	3	—	(62)

Income (loss) from operations	$1,928	$1,697	$2,068	$548	$(4,780)	$1,461

Other data:
Depreciation and amortization expense	$201	$241	$133	$484	$203	$1,262
Capital expenditures	63	163	95	277	115	713
Total assets	$25,010	$36,170	$45,169	$27,611	$36,383	$170,343

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Six Months Ended March 31, 2013
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$71,925	$75,349	$101,985	$—	$—	$249,259
Cost of services	58,862	62,463	93,958	—	—	215,283

Gross profit	13,063	12,886	8,027	—	—	33,976
Selling, general and administrative	6,860	11,640	7,345	—	5,683	31,528
Loss (gain) on sale of assets	—	(21)	(19)	—	—	(40)

Income (loss) from operations	$6,203	$1,267	$701	$—	$(5,683)	$2,488

Other data:
Depreciation and amortization expense	$179	$185	$115	$—	$599	$1,078
Capital expenditures	171	94	110	—	—	375
Total assets	$25,366	$38,714	$53,531	$—	$35,642	$153,253

6. STOCKHOLDERS’ EQUITY

Treasury Stock

During the six months ended March 31, 2014, we repurchased 33,568 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan (as amended and restated). We issued 7,500 shares out of treasury stock under our share-based compensation programs for restricted shares granted.

Restricted Stock

During the six months ended March 31, 2014 and 2013, we recognized $136 and $183, respectively, in compensation expense related to our restricted stock awards. At March 31, 2014, the unamortized compensation cost related to outstanding unvested restricted stock was $115.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the non-employee members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each non-employee director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the six months ended March 31, 2014 and 2013, we recognized $171 and $230 in compensation expense related to these grants.

From time to time, PSUs are granted to employees. These PSUs are paid via unrestricted stock grants to each employee upon the satisfaction of the grant terms. We record compensation expense for the PSUs granted to employees over the grant vesting period. For the six months ended March 31, 2014 and 2013, we recognized zero and $363 in compensation expense related to these grants.

Stock Options

During the six months ended March 31, 2014 and 2013, we recognized $123 and $7, respectively, in compensation expense related to our stock option awards.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

7. SECURITIES AND EQUITY INVESTMENTS

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a loan agreement, and an interest rate swap agreement. We believe that the carrying value of financial instruments, with the exception of our cost method investment in EnerTech Capital Partners II L.P. (“Enertech”), in the accompanying Consolidated Balance Sheets, approximates their fair value due to their short-term nature. We estimate the fair value of our investment in EnerTech (Level 3) using quoted market prices for underlying publicly traded securities, and estimated enterprise values are determined using cash flow projections and market multiples of the underlying non-public companies.

Investment in EnerTech

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of March 31, 2014 and September 30, 2013:

	March 31,	September 30,
	2014	2013
Carrying value	$919	$919
Unrealized gains	128	138

Fair value	$1,047	$1,057

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. There was no impairment for the three or six month period ended March 31, 2014.

On December 31, 2013, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund through December 31, 2014. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2015 with the consent of the fund’s valuation committee.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plan. During the three months ended March 31, 2014 and 2013, we recognized $93 and $52 in matching expense, respectively. During the six months ended March 31, 2014 and 2013, we recognized $176 and $52 in matching expense, respectively.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to Post Retirement Benefit Plans. We had an unfunded benefit liability of $844 recorded as of March 31, 2014 and $828 as of September 30, 2013, respectively.

9. FAIR VALUE MEASUREMENTS

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

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

We estimate the fair value of our interest rate swap agreement with Wells Fargo to be $9 at March 31, 2014, using Level 2 inputs, including an estimated market valuation from Wells Fargo.

We estimate the fair value of our unfavorable MISCOR leases to be $(436), using Level 2 inputs, including estimated market valuation including market rates from comparable properties. For additional information, please see Note 13, “Business Combinations – Acquisition of MISCOR.”

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Executive savings plan assets	$623	$623	$—	$—
Executive savings plan liabilities	(510)	(510)	—	—
Interest rate swap agreement	9	—	9	—

Total	$122	$113	$9	$—

At September 30, 2013, we had estimated the fair value of a contingent consideration liability related to the acquisition of certain assets from the Acro group at $95. The contingency has subsequently been resolved, and no additional consideration will be payable.

10. INVENTORY

Inventories consist of the following components:

	March 31,	September 30,
	2014	2013
Raw materials	$2,169	$2,389
Work in process	3,595	3,519
Finished goods	1,816	1,545
Parts and supplies	10,711	12,694

Total inventories	$18,291	$20,147

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

11. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2014
	Estimated Useful (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical library	20	400	11	389
Customer relationships	6.3	2,100	250	1,850
Order backlog	0.4	350	350	—
Covenants not to compete	3.0	140	51	89
Developed technology	4.0	400	108	292

Total		$4,590	$770	$3,820

	September 30, 2013
	Estimated Useful (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical library	20	400	1	399
Customer relationships	6.3	2,100	16	2,084
Order backlog	0.4	350	350	—
Covenants not to compete	3.0	140	27	113
Developed technology	4.0	400	58	342

Total		$4,590	$452	$4,138

12. COMMITMENTS AND CONTINGENCIES

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

In addition to the on-site clean-up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean-up of soils off site and address contamination of groundwater and other miscellaneous off-site issues. We were not a recipient of that letter. On January 8, 2013, the EPA held a meeting with those PRPs as well as others that were not recipients of the

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

letter to discuss potential settlement of its costs associated with the site. The Company was invited to attend this meeting and asked to confirm whether it would participate in settlement discussions, which the Company confirmed. The Company intends to present to the EPA the evidence developed in litigation to support the argument that the Company did not contribute PCB contamination to the site. The Company has tendered a demand for indemnification to the former owner of the acquired corporation that may have transacted business with the facility. As of March 31, 2014, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Hamilton Wage and Hour

The Company is a defendant in three wage-and-hour suits seeking class action certification that were filed between August 29, 2012 and June 24, 2013, in the U.S. District Court for the Eastern District of Texas. Each of these cases is among several others filed by Plaintiffs’ attorney against contractors working in the Port Arthur, Texas Motiva plant on various projects over the last few years. The claims are based on alleged failure to compensate for time spent bussing to and from the plant, donning safety wear and other activities. Management does not expect the Company will face significant exposure for any unpaid wages. In a separate earlier case based on the same allegations, a federal district court ruled that the time spent traveling on the busses is not compensable. On January 11, 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the district court’s ruling finding no liability for wages for time spent bussing into the facility, and on October 8, 2013, the U.S. Supreme Court declined to review plaintiffs’ appeal of the Fifth Circuit dismissal of their claims for compensation for time spent bussing to the facility, effectively reducing the Company’s risk of liability on this issue in its cases. Our investigation indicates that all claims for time spent on other activities either were inapplicable to the Company’s employees or took place during times for which the Company’s employees were compensated. We have filed responsive pleadings and, following initial discovery, are positioning the cases to obtain a dismissal of all claims. As of March 31, 2014, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses up to the deductible amounts, or losses that are not covered under our policies, are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2014, we had $4,960 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of March 31, 2014, we had $535 reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2014, $6,347 of our outstanding letters of credit were utilized to collateralize our insurance program.

Surety

As of March 31, 2014, the estimated cost to complete our bonded projects was approximately $44,963. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2014, we had cash totaling $500 to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our 2012 Credit Facility.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Receivable from Surety

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

On March 8, 2013, the Company issued a notice of acceleration of the promissory notes signed by the two mining companies, and subsequently filed suit to enforce the acceleration and to domesticate the agreed judgment against the surety and its owner in Virginia. Following these actions, the surety entered into an amended agreement with the Company which provided for payment of $300, which was received on June 24, 2013, and additional monthly installments with final payment due June 30, 2014. As of the filing of this Quarterly Report on Form 10-Q, the Company had received installment payments totaling $550. The defendants have defaulted on payments due beginning in November 2013 through March 2014. The defendants have indicated that they are pursuing financing, which will include an agreement to pay the Company $550 at closing of the financing, followed by monthly installments until all amounts due are paid in full, including attorneys’ fees and interest. In the meantime, the Company has reinstated legal actions targeted at recovering the full amount due. The extent of recovery of the remaining balance, if any, cannot be determined. However, the possibility of a partial or full recovery exists, particularly if the defendants are successful in obtaining financing. We have classified the $550 received during the year ended September 30, 2013 as other income within our Consolidated Statements of Comprehensive Income. We are currently in discussions with the surety regarding their intention to resume payments, which could result in the recovery of additional amounts in the near term, although the recovery of such amounts cannot be reasonably assured. Therefore, any potential subsequent recovery will be included in other income.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At March 31, 2014, $571 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2014, we had such purchase orders totaling $4,395. We expect to use all of the materials purchased pursuant to these orders in the current year.

13. BUSINESS COMBINATION

Acquisition of Certain Assets from the Acro Group

In February 2013, the Company acquired certain assets of a group of entities operating under the name of the Acro Group.

Total consideration received by the Acro Group for the Acquired Assets (as defined in the Asset Purchase Agreement entered into between IES Residential, Inc., IES Renewable Energy, LLC and certain entities that were part of the Acro Group as of February 8, 2013 (the “Asset Purchase Agreement”)) consists of (i) IES Residential, Inc.’s release of an accounts receivable balance owed by the Acro Group to the Company prior to the acquisition, (ii) payment by IES Renewable Energy, LLC to the Acro Group of a percentage of future gross revenue generated from the Acquired Assets in an amount not to exceed $2,000 over the 12-month period beginning the first full month following the Closing Date, as defined in the Asset Purchase Agreement, subject to certain reductions as described in the Asset Purchase Agreement, and (iii) $828 representing amounts paid by IES Residential Inc., to the Acro Group to fund certain of its operating expenses between January 4, 2013 and the Closing Date.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The fair value of assets acquired and liabilities assumed on the Closing Date is as follows:

IES receivable from the Acro Group as of December 31, 2012	$2,263
IES deferred cost recorded in connection with transactions with Acro Group between January 1, 2013 and February 15, 2013	1,042
Cash purchase consideration	828
Fair value of contingent consideration (a)	665

Total consideration transferred	$4,798

(a)	The fair value of the contingent consideration has been remeasured at each reporting date, and was zero as of March 31, 2014. The change in fair value for the six months ended March 31, 2014 was a decrease of $95, included in Other (income) expense, net, in our Condensed Consolidated Statements of Comprehensive Income. The contingency has been resolved and there will be no payment.

Acquisition of MISCOR

On September 13, 2013 we completed the acquisition of 100% of the voting equity interests of MISCOR Group, Ltd. (“MISCOR”), a provider of maintenance and repair services including engine parts and components to the industrial and rail service industries. IES Subsidiary Holdings, Inc. (doing business as the MISCOR Group) (“MISCOR”) operates in locations in Indiana, Alabama, Ohio, West Virginia, Maryland, and California. Following the consummation of the transaction, MISCOR represents the sole component of our Infrastructure Solutions segment.

Total consideration received by MISCOR shareholders consisted of 2,795,577 shares of IES common stock valued at $11,853, and cash totaling $4,364.

Unaudited Pro Forma Information – 2013 Acquisitions

The supplemental pro forma results of operations for the three and six months ended March 31, 2013, as if the assets of the Acro Group had been acquired and the acquisition of MISCOR had been completed on October 1, 2011, are as follows:

	Unaudited
	Three Months Ended	Six Months Ended
	March 31, 2013	March 31, 2013
Revenues	$133,890	$275,891
Net income (loss) from continuing operations	$(1,144)	$(415)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

14. DISCONTINUED OPERATIONS

In 2011, we initiated the closure of all or portions of our Commercial & Industrial and Communications facilities in Arizona, Florida, Iowa, Louisiana, Maryland, Massachusetts, Nevada and Texas. These facilities were a key aspect of our commitment to return the Company to profitability and selected based on their current business prospects and the extended time frame needed to return the facilities to a profitable position. From the time of identification through March 31, 2014, we have sub-leased or terminated our lease contracts for leased facilities. We have satisfied substantially all of our contracts through either the subcontracting or self-performance. We have completed the wind down of these facilities as of March 31, 2014. Results from operations of these facilities for the three and six months ended March 31, 2014 and 2013 are presented in our Condensed Consolidated Statements of Comprehensive Income as discontinued operations.

The components of the results of discontinued operations for these facilities are as follows:

	Three Months Ended March 31,
	2014	2013
Revenues	$(23)	$546
Cost of services	20	475

Gross profit	(43)	71
Selling, general and administrative	15	214
Loss (gain) on sale of assets	—	(1)
Restructuring charge	—	10

Loss from discontinued operations	(58)	(152)
(Benefit) provision for income taxes	(9)	9

Net loss from discontinued operations	$(49)	$(161)

	Six Months Ended March 31,
	2014	2013
Revenues	$34	$1,062
Cost of services	137	925

Gross profit	(103)	137
Selling, general and administrative	97	371
Loss (gain) on sale of assets	—	(1)
Restructuring charge	—	57

Loss from discontinued operations	(200)	(290)
(Benefit) provision for income taxes	(9)	(6)

Net loss from discontinued operations	$(191)	$(284)

Included in the Condensed Consolidated Balance Sheets at March 31, 2014 and September 30, 2013 are the following major classes of assets and liabilities associated with discontinued operations:

	March 31,	September 30,
	2014	2013
Assets of discontinued operations:
Current	$341	$1,123
Liabilities of discontinued operations:
Current	$597	$889

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8,“Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each as set forth in of our Annual Report on Form 10-K for the year ended September 30, 2013. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Item 1. “Business” of our Annual Report on Form 10-K for the year ended September 30, 2013, for a discussion of the Company’s services and corporate strategy. Integrated Electrical Services, Inc., a Delaware corporation, is a holding company that owns and manages diverse operating subsidiaries, comprised of providers of industrial products and infrastructure services to a variety of end markets. Our operations are currently organized into four principal business segments: Communications, Residential, Commercial & Industrial, and Infrastructure Solutions.

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

	Three Months Ended March 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$120,266	100.0%	$121,995	100.0%
Cost of services	100,240	83.3%	105,999	86.9%

Gross profit	20,026	16.7%	15,996	13.1%
Selling, general and administrative expenses	19,172	15.9%	16,606	13.6%
Gain on sale of assets	(22)	0.0%	(21)	0.0%
Net income (loss) from operations	876	0.8%	(589)	(0.5)%

Interest and other (income) expense, net	386	0.3%	298	0.2%

Income (loss) from operations before income taxes	490	0.5%	(887)	(0.7)%
Provision (benefit) for income taxes	44	0.0%	53	0.0%

Net income from continuing operations	446	0.5%	(940)	(0.7)%

Net loss from discontinued operations	(58)	0.0%	(152)	(0.1)%
(Benefit) provision for income taxes	(9)	0.0%	9	0.0%

Net loss from discontinued operations	(49)	0.0%	(161)	(0.1)%

Net income (loss)	$397	0.5%	$(1,101)	(0.8)%

Consolidated revenues for the three months ended March 31, 2014 were $1.7 million lower than for the three months ended March 31, 2013, a decrease of 1.4%. Revenues decreased at our Communications and Commercial & Industrial segments. These decreases were partly offset by growth within our Residential segment. Additionally, Infrastructure Solutions contributed $10.6 million in revenues for the three months ended March 31, 2014.

Our overall gross profit percentage increased to 16.7% during the three months ended March 31, 2014 as compared to 13.1% during the three months ended March 31, 2013. Excluding the impact of the Infrastructure Solutions business acquired in September 2013, gross profit percentage would have increased to 16.1% from 13.1% in the prior year. Improved gross profit percentages at our Residential and Commercial & Industrial segments more than offset lower margins at our Communications segment. Our new Infrastructure Solutions business also contributed to the overall increase in gross profit percentage, as it contributed gross profit of $2.4 million at a 22.5% margin, which included the impact of $0.2 million of additional cost associated with the sale of inventory that was written up to fair value in purchase accounting upon the acquisition of MISCOR in September of 2013.

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

During the three months ended March 31, 2014, our selling, general and administrative expenses were $19.2 million, an increase of $2.6 million, or 15.5%, over the three months ended March 31, 2013. The addition of our Infrastructure Solutions business contributed $2.3 million of the additional cost. Higher personnel and incentive costs directly attributable to increased activity and profitability at our Residential and Commercial & Industrial segments were partly offset by lower costs at our Corporate segment, where we incurred $0.9 million of acquisition related costs in the quarter ended March 31, 2013 pertaining to the acquisitions of MISCOR and of certain assets of the Acro Group. One-time search and severance costs of $0.3 million were also incurred due to the replacement of the president of MISCOR during the three months ended March 31, 2014, offset by a $0.3 million reduction in legal fees for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013.

	Six Months Ended March 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$240,345	100.0%	$249,259	100.0%
Cost of services	202,202	84.1%	215,283	86.4%

Gross profit	38,143	15.9%	33,976	13.6%
Selling, general and administrative expenses	36,744	15.3%	31,528	12.6%
Gain on sale of assets	(62)	0.0%	(40)	0.0%
Net income from operations	1,461	0.6%	2,488	1.0%

Interest and other (income) expense, net	707	0.3%	2,626	1.1%

Income (loss) from operations before income taxes	754	0.3%	(138)	(0.1)%
Provision (benefit) for income taxes	43	0.0%	168	0.1%

Net income from continuing operations	711	0.3%	(306)	(0.2)%

Net loss from discontinued operations	(200)	(0.1)%	(290)	(0.1)%
(Benefit) provision for income taxes	(9)	0.0%	(6)	0.0%

Net loss from discontinued operations	(191)	(0.1)%	(284)	(0.1)%

Net income (loss)	$520	0.2%	$(590)	(0.3)%

Consolidated revenues for the six months ended March 31, 2014 were $8.9 million lower than for the six months ended March 31, 2013, a decrease of 3.6%. Revenues decreased at our Communications and Commercial & Industrial segments. These decreases were partly offset by growth within our Residential segment. Additionally, Infrastructure Solutions contributed $23.6 million in revenues for the six months ended March 31, 2014.

Our overall gross profit percentage increased to 15.9% during the six months ended March 31, 2014 as compared to 13.6% during the six months ended March 31, 2013. The gross profit percentage for our existing businesses, excluding the Infrastructure Solutions business acquired in September 2013, was 15.2% for the six months ended March 31, 2014 as compared with 13.6% for the same period 2013. Improved gross profit percentages at our Residential and Commercial & Industrial segments more than offset compressed margins at our Communications segment. Our new Infrastructure Solutions business contributed gross profit of $5.2 million at a 22.1% margin, which included the impact of $0.6 million of additional cost associated with the sale of inventory that was written up to fair value in purchase accounting upon the acquisition of MISCOR in September of 2013.

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

During the six months ended March 31, 2014, our selling, general and administrative expenses were $36.7 million, an increase of $5.2 million, or 16.5%, over the six months ended March 31, 2013. The addition of our Infrastructure Solutions business contributed $4.7 million of the additional cost. The remaining increase primarily resulted from higher personnel and incentive costs directly attributable to increased activity and profitability at our Residential and Commercial & Industrial segments, partly offset by lower costs at our Corporate segment, where we incurred $0.9 million of acquisition related costs in the six months ended March 31, 2013 pertaining to the acquisitions of MISCOR and of certain assets of the Acro Group. One-time search and severance costs of $0.3 million were also incurred due to the replacement of the president of MISCOR during the six months ended March 31, 2014, but were offset by a $0.4 million reduction in legal fees for the six months ended March 31, 2014 as compared with the six months ended March 31, 2013.

Communications

	Three Months Ended March 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$25,147	100.0%	$31,806	100.0%
Gross Profit	4,141	16.5%	5,831	18.3%
Selling, general and administrative expenses	3,163	12.6%	3,301	10.4%

Revenue. Our Communications segment revenues decreased by $6.7 million during the three months ended March 31, 2014, a 20.9% decrease compared to the three months ended March 31, 2013. The decrease is primarily the result of the completion of certain high-tech manufacturing projects performed in the three months ended March 31, 2013, which did not recur in the same period in 2014. Revenues from high-tech manufacturing projects were $1.2 million during the three months ended March 31, 2014, compared to $9.2 million during the three months ended March 31, 2013. Revenues attributable to data centers were also down, at $9.8 million for the three months ended March 31, 2014 compared to $10.1 million for the three months ended March 31, 2013, driven by the decision of a large customer to procure its own materials to be used in our work, rather than sourcing those materials through us.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2014 decreased $1.7 million, or 29.0%, as compared to the three months ended March 31, 2013. Gross profit as a percentage of revenue decreased 1.8% to 16.5% for the three months ended March 31, 2014, due primarily to the completion of certain high-tech manufacturing projects which were ongoing in the three months ended March 31, 2013, but did not recur in the same period in 2014.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses decreased $0.1 million, or 4.2%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of decreased incentive compensation associated with lower profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased 2.2% to 12.6% of segment revenue during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Although costs were reduced, cost as a percentage of revenue still increased, as revenue declined sharply, and certain of our costs were not reduced in light of projected increased activity.

	Six Months Ended March 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$49,738	100.0%	$71,925	100.0%
Gross Profit	8,073	16.2%	13,063	18.2%
Selling, general and administrative expenses	6,145	12.4%	6,860	9.5%

Revenue. Our Communications segment revenues decreased by $22.2 million during the six months ended March 31, 2014, a 30.8% decrease compared to the six months ended March 31, 2013. The decrease is primarily the result of the completion of certain high-tech manufacturing projects performed in the six months ended March 31, 2013, which did not recur in the same period in 2014. Revenues from high-tech manufacturing projects were $4.5 million during the six months ended March 31, 2014, compared to $20.9 million during the six months ended March 31, 2013. Revenues attributable to data centers were $17.6 million for the six months ended March 31, 2014 compared to $24.0 million for the six months ended March 31, 2013. For the six months ended March 31, 2014, our data center revenues were affected by the decision of a large customer to procure its own materials to be used in our work, rather than sourcing those materials through us.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2014 decreased $5.0 million, or 38.2%, as compared to the six months ended March 31, 2013. Gross profit as a percentage of revenue decreased 2.0% to 16.2% for the six months ended March 31, 2014, due primarily to the completion of certain high-tech manufacturing projects which were ongoing in the six months ended March 31, 2013, but did not recur in the same period in 2014.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses decreased $0.7 million, or 10.4%, during the six months ended March 31, 2014 compared to the six months ended March 31, 2013 as a result of decreased incentive compensation associated with lower profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased 2.9% to 12.4% of segment revenue during the six months ended March 31, 2014 compared to the six months ended March 31, 2013. Although costs were reduced, cost as a percentage of revenue still increased, as revenue declined sharply, and certain of our costs were not reduced in light of projected increased activity.

Residential

	Three Months Ended March 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$42,181	100.0%	$39,344	100.0%
Gross Profit	7,652	18.1%	6,780	17.2%
Selling, general and administrative expenses	6,932	16.4%	6,412	16.3%

Revenue. Our Residential segment revenues increased by $2.8 million during the three months ended March 31, 2014, an increase of 7.2% as compared to the three months ended March 31, 2013. Single-family construction revenues increased by $4.5 million, primarily in Texas, where the economy has experienced continued growth and population expansion. Revenue increased to a lesser degree as a result of increases in solar installations and cable and service activity. These increases were partly offset by multi-family construction revenues, which decreased by $2.4 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of unfavorable weather conditions, as well as other project delays.

Gross Profit. During the three months ended March 31, 2014, our Residential segment experienced a $0.9 million, or 12.9%, increase in gross profit as compared to the three months ended March 31, 2013. The increase in gross profit was driven primarily by single-family projects, slightly offset by reduced gross margin percentage for multi-family projects. While demand has increased within both the single-family and multi-family businesses and copper prices have become more stable, profitability on our multi-family projects was affected by weather and other project delays for the quarter ended March 31, 2014.

Selling, General and Administrative Expenses. Our Residential segment experienced a $0.5 million, or 8.1%, increase in selling, general and administrative expenses during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased slightly to 16.4% of segment revenue during the three months ended March 31, 2014. This increase is attributable primarily to higher compensation cost in connection with increased profitability and increased volume of business.

	Six Months Ended March 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$83,393	100.0%	$75,349	100.0%
Gross Profit	15,070	18.1%	12,886	17.1%
Selling, general and administrative expenses	13,414	16.1%	11,640	15.4%

Revenue. Our Residential segment revenues increased by $8.0 million during the six months ended March 31, 2014, an increase of 10.7% as compared to the six months ended March 31, 2013. The increase was driven by single-family construction revenues, which increased by $7.1 million, primarily in Texas, where the economy has experienced continued growth and population expansion. Revenues for our multi-family construction decreased by $0.1 million during the six months ended March 31, 2014, as overall market conditions have continued to improve, but these improvements were offset by unfavorable weather conditions and other project delays. Revenue was impacted to a lesser degree by decreases in solar installations and increases in cable and service activity.

Gross Profit. During the six months ended March 31, 2014, our Residential segment experienced a $2.2 million, or 17.0%, increase in gross profit as compared to the six months ended March 31, 2013. Gross profit increased due to higher volume of both single-family and multi-family projects, offset by lower volume and reduced gross margin percentage in solar projects. Gross margin percentage increased within single-family and multi-family, as demand has increased and copper prices have become more stable. However, improved margins in our multi-family business were partly offset by weather and other project delays, which had an unfavorable impact on our profitability. The increased gross profit percentages for both single-family and multi-family were partly offset by higher group medical and other insurance costs.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.8 million, or 15.2%, increase in selling, general and administrative expenses during the six months ended March 31, 2014 compared to the six months ended March 31, 2013. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased 0.7% to 16.1% of segment revenue during the six months ended March 31, 2014. This increase is attributable primarily to higher compensation costs in connection with increased profitability and increased volume of business.

Commercial & Industrial

	Three Months Ended March 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$42,336	100.0%	$50,845	100.0%
Gross Profit	5,852	13.8%	3,385	6.7%
Selling, general and administrative expenses	4,243	10.0%	3,609	7.1%

Revenue. Revenues in our Commercial & Industrial segment decreased $8.5 million during the three months ended March 31, 2014, a decrease of 16.7% compared to the three months ended March 31, 2013. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry local economic trends and an increased bid discipline strategy implemented in the 2011-2012 time period. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. During the three months ended March 31, 2014, our revenue decrease was the result of large commercial projects for which we recognized substantial revenue in the three months ended March 31, 2013, but which are now complete or nearing completion, as well as unfavorable weather conditions.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2014 increased by $2.5 million, or 72.9%, as compared to the three months ended March 31, 2013. Commercial & Industrial’s gross margin percentage increased 7.1% to 13.8% during the three months ended March 31, 2014, as a result of improved results in a previously underperforming branch, increased projected profitability on a large commercial project which commenced in 2009 and overall improved bid and project execution across several of our branches. These improvements were partly offset by the effect of unfavorable weather conditions on our productivity.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2014 increased by $0.6 million, or 17.6%, compared to the three months ended March 31, 2013 as a result of higher compensation expense in connection with higher profitability and costs associated with a legal settlement in one of our branches.

	Six Months Ended March 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$83,565	100.0%	$101,985	100.0%
Gross Profit	9,766	11.7%	8,027	7.9%
Selling, general and administrative expenses	7,722	9.2%	7,345	7.2%

Revenue. Revenues in our Commercial & Industrial segment decreased $18.4 million during the six months ended March 31, 2014, a decrease of 18.1% compared to the six months ended March 31, 2013. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends and an increased bid discipline strategy implemented in the 2011-2012 time period. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. During the six months ended March 31, 2014, our revenue decrease was the result of large commercial projects for which we recognized substantial revenue in the six months ended March 31, 2013, but which are now complete or nearing completion, as well as unfavorable weather conditions.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2014 increased by $1.7 million, or 21.7%, as compared to the six months ended March 31, 2013. Commercial & Industrial’s gross margin percentage increased 3.8% to 11.7% during the six months ended March 31, 2014, primarily as a result of improved results in a previously underperforming branch, increased projected profitability on a large commercial project which commenced in 2009, and increased productivity, in spite of the effect of unfavorable weather conditions.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2014 increased by $0.4 million, or 5.1%, compared to the six months ended March 31, 2013 as a result of higher compensation expense in connection with higher profitability and costs associated with a legal settlement in one of our branches. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment increased by 2.0% during the six months ended March 31, 2014.

Infrastructure Solutions

	Three Months Ended March 31,
	2014
	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$10,602	100.0%
Gross Profit	2,381	22.5%
Selling, general and administrative expenses	2,295	21.6%

	Six Months Ended March 31,
	2014
	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$23,649	100.0%
Gross Profit	5,234	22.1%
Selling, general and administrative expenses	4,683	19.8%

The Infrastructure Solutions segment was added in connection with the acquisition of MISCOR on September 13, 2013. Therefore, our consolidated results of operations do not include results for this segment for the three and six months ended March 31, 2013.

Interest and Other Expense, net

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest expense	$304	$322
Deferred financing charges	97	127

Total interest expense	401	449
Other (income) expense, net	(15)	(151)

Total interest and other expense, net	$386	$298

Interest Expense

During the three months ended March 31, 2014, we incurred interest expense of $0.4 million primarily comprised of interest expense from our Term Loan (as defined below), an average letter of credit balance of $6.8 million under the 2012 Credit Facility (as defined below) and an average unused line of credit balance of $23.2 million. This compares to interest expense of $0.4 million for the three months ended March 31, 2013, on a debt balance primarily comprised of our note payable to Tontine, our Term Loan, an average letter of credit balance of $7.2 million under the 2012 Credit Facility and an average unused line of credit balance of $22.6 million.

	Six Months Ended March 31,
	2014	2013
	(In thousands)
Interest expense	$695	$794
Deferred financing charges	224	261

Total interest expense	919	1,055
Other (income) expense, net	(212)	1,571

Total interest and other expense, net	$707	$2,626

Interest Expense

During the six months ended March 31, 2014, we incurred interest expense of $0.9 million primarily comprised of interest expense from the Wells Fargo Term Loan, an average letter of credit balance of $6.7 million under the 2012 Credit Facility and an average unused line of credit balance of $23.3 million. This compares to interest expense of $1.1 million for the six months ended March 31, 2013, on a debt balance primarily comprised of the Tontine Term Loan, the Wells Fargo Term Loan, an average letter of credit balance of $7.7 million under the 2012 Credit Facility and an average unused line of credit balance of $22.1 million.

Other (Income) Expense

During the six months ended March 31, 2013, we fully reserved for an outstanding receivable for a settlement agreement with a former surety. The surety has failed to make all payments due in accordance with the settlement agreement, and has proposed a modified payment structure to satisfy the debt. The Company concluded that collectability was not probable as of December 31, 2012, and has recorded a reserve for the entire balance of $1.7 million. The reserve was recorded as other expense within our Consolidated Statements of Comprehensive Income. For the six months ended March 31, 2014, we recovered $0.1 million of this settlement. The recovery was recorded as other income within our Consolidated Statements of Comprehensive Income. Please refer to Note 12, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

PROVISION FOR INCOME TAXES

Our provision for income taxes decreased from $53 thousand for the three months ended March 31, 2013 to $44 thousand for the three months ended March 31, 2014. The decrease is attributable to a decrease in the projected effective tax rate and a reduction in state income tax expense attributable to a prior period.

Our provision for income taxes decreased from $168 thousand for the six months ended March 31, 2013, to $43 thousand for the six months ended March 31, 2014. The decrease is attributable to a decrease in the projected effective tax rate and a reduction in state income tax expense attributable to a prior period.

WORKING CAPITAL

During the six months ended March 31, 2014, working capital increased by $0.2 million from September 30, 2013, reflecting a $7.7 million decrease in current assets and a $7.9 million decrease in current liabilities during the period.

During the six months ended March 31, 2014, our current assets decreased by $7.7 million, or 5.3%, to $136.4 million, as compared to $144.0 million as of September 30, 2013. Cash and cash equivalents decreased by $0.2 million during the six months ended March 31, 2014 as compared to September 30, 2013. The current trade accounts receivables, net, decreased by $7.7 million at March 31, 2014, as compared to September 30, 2013. Days sales outstanding (“DSOs”) decreased to 56 as of March 31, 2014 from 59 as of September 30, 2013. The improvement was driven predominantly by increased collection efforts. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. Inventory decreased $1.9 million during the six months ended March 31, 2014 compared to September 30, 2013, due primarily to the timing of materials usage on certain of our Commercial & Industrial jobs, partially offset by increased inventories in our Infrastructure Solutions segment, which is currently undergoing a significant facilities upgrade, and several large customer orders shipped in April 2014.

During the six months ended March 31, 2014, our total current liabilities decreased by $7.9 million to $90.7 million, compared to $98.6 million as of September 30, 2013. During the six months ended March 31, 2014, accounts payable and accrued expenses decreased $4.8 million. Billings in excess of costs decreased by $3.0 million during the six months ended March 31, 2014 compared to September 30, 2013.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2014, the estimated cost to complete our bonded projects was approximately $45.0 million. As of March 31, 2014, we utilized $0.5 million of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

The 2012 Revolving Credit Facility

On February 21, 2014, the Company entered into a Third Amendment (the “Amendment”) to the credit facility we entered into with Wells Fargo Bank National Association (“Wells Fargo”) on August 9, 2012 (as amended, the “2012 Credit Facility”). Pursuant to the Amendment, Wells Fargo has extended the maturity dates of both a term loan (“Term Loan”) and a revolving loan (“Revolving Loan”), from August 9, 2016 to August 9, 2017. The 2012 Credit Facility, as amended, continues to contain customary affirmative, negative and financial covenants, including the requirement that we maintain a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.0:1.0 at any time that our Liquidity (defined as the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability (as defined in the Credit Facility)) or Excess Availability fall below stipulated levels. Those levels were reduced under the Amendment from $20 million of Liquidity to $15 million and from $5 million of Excess Availability to $4 million. After June 30, 2014, the thresholds return to $20 million of Liquidity and $5 million of Excess Availability.

The Amendment also decreased interest rates on outstanding advances under the Revolving Loan and amounts outstanding under the Term Loan by one percentage point, effective February 1, 2014. Pursuant to the Amendment, amounts outstanding under the Term Loan bear interest at a per annum rate equal to Daily Three Month LIBOR (as defined in the 2012 Credit Facility), plus 4.00% through June 30, 2014, and thereafter Daily Three Month LIBOR plus an interest rate margin, as determined quarterly, based on the following thresholds:

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

Pursuant to the Amendment, Advances (as defined in the 2012 Credit Facility) under the Revolving Loan bear interest at a per annum rate equal to Daily Three Month LIBOR plus 3.00% through June 30, 2014, and thereafter Daily Three Month LIBOR plus an interest rate margin of between 3.00% and 2.00%, as determined quarterly, based on the thresholds set forth above. The Amendment also amended the dates on which termination and prepayment fees are payable by the Company by providing for liquidated damages of 2.00% for any termination, reduction or prepayment occurring on or before February 28, 2015 and 1.00% thereafter, as compared to the previous requirement of 2.00% prior to the first anniversary of the date of the first Advance and 1.00% thereafter.

At March 31, 2014, we had $8.5 million available to us under the 2012 Credit Facility, $6.9 million in outstanding letters of credit with Wells Fargo and no outstanding borrowings on our revolving line of credit.

At March 31, 2014, we were subject to the financial covenant under the 2012 Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability is less than $15,000 or Excess Availability is less than $4,000. As of March 31, 2014, our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability was in excess of $15,000 and Excess Availability was in excess of $4,000; had we not met these thresholds at March 31, 2014, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had cash and cash equivalents of $20.5 million, working capital of $45.7 million, and $6.9 million of letters of credit outstanding under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed. We were not required to test our covenants under our 2012 Credit Facility during the period. Had we been required to test our covenants, we would have failed at March 31, 2014.

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

Operating activities provided net cash of $2.6 million during the six months ended March 31, 2014, as compared to $1.1 million of net cash provided in the six months ended March 31, 2013. We generated substantially more cash from trade receivables and trade payables in the six months ended March 31, 2014 as compared to the six months ended March 31, 2013.

Investing Activities

In the six months ended March 31, 2014 and 2013, net cash used in investing activities was $0.9 million. Expenditures for the six months ended March 31, 2014 relate to the purchase of fixed assets. Expenditures for the six months ended March 31, 2013 relate primarily to the purchase of certain assets of the Acro Group by our Residential segment.

Financing Activities

Financing activities used net cash of $1.9 million in the six months ended March 31, 2014 compared to $5.5 million used in the six months ended March 31, 2013. Financing activities for the six months ended March 31, 2014 included $1.8 million in payments on our Wells Fargo Term Loan and $0.1 million for the repurchase of common stock to satisfy payroll tax obligations. Financing activities in the six months ended March 31, 2013 included a $10.0 million repayment of the remaining balance on a note payable to Tontine, partly funded by $5.0 million borrowings on our Term Loan. We also used $0.3 million for the repurchase of common stock to satisfy payroll tax obligations.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Our Residential segment has entered into purchase orders for $4.4 million of copper wire, which we expect to use in our operations during the current year. There have been no other material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the 2012 Credit Facility and our Term Loan. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

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

While all of the long-term debt outstanding under our 2012 Credit Facility is structured on floating interest rate terms, approximately 81% of our long-term debt outstanding as of March 31, 2014 was effectively subject to fully floating interest rate terms after giving effect to our interest rate hedging arrangement. A one percentage point increase in the interest rates on our long-term debt outstanding under our 2012 Credit Facility as of March  31, 2014 would cause a $0.1 million pre-tax annual increase in interest expense.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies — Legal Matters” in the Notes to our Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “ Financial Statements and Supplementary Data” of this From 10-Q.

(b) Exhibits

Exhibit No.	Description

2.1 —	Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 13, 2013)

2.2 —	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 10, 2013)

2.3 —	Asset Purchase Agreement, dated February 8, 2013, by and among IES Renewable Energy, LLC, Residential Renewable Energy Technologies, Inc., Energy Efficiency Solar, Inc., and Lonestar Renewable Technologies Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013)

3.1 —	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3 —	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

10.1 —	Third Amendment to Credit and Security Agreement, dated February 21, 2014, by and among the Company, each of the other Borrowers and Guarantors named therin and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2014)

(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer

(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer

(1)32.1 —	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer

(1)32.2 —	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2014.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ ROBERT W. LEWEY
Robert W. Lewey Senior Vice President and Chief Financial Officer