Form 10-Q
period 2014-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2014-08-11
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

On August 11, 2014, there were 21,768,642 shares of common stock outstanding.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	the ability of our controlling shareholder to take action not aligned with other shareholders;

•	the sale or disposition of the shares of our common stock held by our majority shareholder, which, under certain circumstances, would trigger change of control provisions in our severance plan or financing and surety arrangements;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership;

•	the inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures and debt service;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	competition in our respective industries, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	the inability to achieve, or difficulties and delays in achieving, potential benefits of the acquisition of MISCOR Group, Ltd.;

•	challenges integrating other new businesses into the Company or new types of work, products or processes into our segments;

•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	a general reduction in the demand for our services;

•	a change in the mix of our customers, contracts and business;

•	our ability to successfully manage projects;

•	the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	additional closures or sales of facilities could result in significant future charges and a significant disruption of our operations;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	the cost and availability of qualified labor;

•	increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project delays or cancellations;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	success in transferring, renewing and obtaining electrical and construction licenses;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the financial impact of new or proposed accounting regulations;

•	the effect of litigation, claims and contingencies, including warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•	warranty losses or other unexpected liabilities stemming from former segments which we have sold or closed;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	changes in the assumptions made regarding future events used to value our stock options and performance-based stock awards;

•	the ability of IES to enter into, and the terms of, future contracts;

•	future capital expenditures and refurbishment, repair and upgrade costs; and delays in and costs of refurbishment, repair and upgrade projects; and

•	liabilities under laws and regulations protecting the environment.

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability, cash position, pro forma financial statements or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	June 30,	September 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,243	$20,757
Accounts receivable:
Trade, net of allowance of $786 and $980, respectively	77,057	73,540
Retainage	15,156	17,473
Inventories	15,121	20,147
Costs and estimated earnings in excess of billings on uncompleted contracts	10,586	8,336
Prepaid expenses and other current assets	4,060	3,772

Total current assets	144,223	144,025

PROPERTY AND EQUIPMENT	10,236	10,414
GOODWILL	14,796	13,924
INTANGIBLE ASSETS	3,662	4,138
OTHER NON-CURRENT ASSETS	5,940	6,751

Total assets	$178,857	$179,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current maturities of long-term debt	$3,500	$3,562
Accounts payable and accrued expenses	71,512	74,320
Billings in excess of costs and estimated earnings on uncompleted contracts	21,486	20,676

Total current liabilities	96,498	98,558

LONG-TERM DEBT, net of current maturities	7,583	10,210
LONG-TERM DEFERRED TAX LIABILITY	1,670	905
OTHER NON-CURRENT LIABILITIES	7,048	7,093

Total liabilities	112,799	116,766

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 18,203,379 and 18,203,379 shares issued and 17,924,254 and 17,944,322 outstanding, respectively	182	182
Treasury stock, at cost, 279,125 and 259,057 shares, respectively	(2,376)	(2,332)
Additional paid-in capital	174,958	174,514
Accumulated other comprehensive (loss) income	(4)	17
Retained deficit	(106,702)	(109,895)

Total stockholders’ equity	66,058	62,486

Total liabilities and stockholders’ equity	$178,857	$179,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Three Months Ended June 30,
	2014	2013
Revenues	$136,192	$121,552
Cost of services	113,526	105,899

Gross profit	22,666	15,653
Selling, general and administrative expenses	19,110	16,576
Gain on sale of assets	(10)	(16)

Income (loss) from operations	3,566	(907)

Interest and other (income) expense:
Interest expense	348	372

Other (income) expense, net	1	(649)

Income (loss) from continuing operations before income taxes	3,217	(630)
Provision for income taxes	422	95

Net income (loss) from continuing operations	2,795	$(725)

Discontinued operations

Loss from discontinued operations	(121)	(421)
Provision (benefit) for income taxes	1	(8)

Net loss from discontinued operations	(122)	(413)

Net income (loss)	2,673	$(1,138)

Unrealized gain (loss) on interest hedge, net of tax	(14)	19
Comprehensive income (loss)	$2,659	$(1,119)

Basic earnings (loss) per share:
From continuing operations	$0.15	$(0.05)
From discontinued operations	(0.01)	$(0.02)

Basic earnings (loss) per share	$0.14	$(0.07)

Diluted earnings (loss) per share:
From continuing operations	$0.15	$(0.05)
From discontinued operations	(0.01)	$(0.02)

Diluted earnings (loss) per share	$0.14	$(0.07)

Shares used in the computation of earnings (loss) per share
Basic	18,464,933	15,445,606
Diluted	18,521,628	15,445,606

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Nine Months Ended June 30,
	2014	2013
Revenues	$376,537	$370,810
Cost of services	315,728	321,182

Gross profit	60,809	49,628
Selling, general and administrative expenses	55,855	48,104
Gain on sale of assets	(73)	(56)

Income from operations	5,027	1,580

Interest and other (income) expense:
Interest expense	1,267	1,425

Other (income) expense, net	(211)	925

Income (loss) from continuing operations before income taxes	3,971	(770)
Provision for income taxes	465	264

Net income (loss) from continuing operations	3,506	$(1,034)

Discontinued operations

Loss from discontinued operations	(321)	(711)
Benefit for income taxes	(8)	(14)

Net loss from discontinued operations	(313)	(697)

Net income (loss)	3,193	$(1,731)

Unrealized gain (loss) on interest hedge, net of tax	(21)	19
Comprehensive income (loss)	$3,172	$(1,712)

Basic earnings (loss) per share:
From continuing operations	$0.19	$(0.07)
From discontinued operations	(0.02)	$(0.04)

Basic earnings (loss) per share	$0.17	$(0.11)

Diluted earnings (loss) per share:
From continuing operations	$0.19	$(0.07)
From discontinued operations	(0.02)	$(0.04)

Diluted earnings (loss) per share	$0.17	$(0.11)

Shares used in the computation of earnings (loss) per share
Basic	18,450,935	15,388,997
Diluted	18,509,984	15,388,997

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,193	$(1,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	45	26
Deferred financing cost amortization	309	257
Depreciation and amortization	1,891	1,956
Reserve for uncollectible surety deposit	—	1,425
Loss (gain) on sale of assets	112	80
Non-cash compensation expense	560	945
Impairment	—	200
Unrealized gain on interest swap	—	19
Changes in operating assets and liabilities:
Accounts receivable	(3,611)	5,676
Inventories	4,715	2,861
Costs and estimated earnings in excess of billings	(2,250)	1,664
Prepaid expenses and other current assets	1,866	(1,585)
Other non-current assets	693	(462)
Accounts payable and accrued expenses	(2,809)	(4,264)
Billings in excess of costs and estimated earnings	809	(3,122)
Other non-current liabilities	173	(285)

Net cash provided by operating activities	5,696	3,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,422)	(327)
Cash paid in conjunction with business combination	—	(828)

Net cash used in investing activities	(1,422)	(1,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(2,627)	(10,858)
Issuance of debt	—	5,000
Purchase of treasury stock	(161)	(346)
Change in restricted cash	—	104

Net cash used in financing activities	(2,788)	(6,100)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	1,486	(3,595)
CASH AND CASH EQUIVALENTS, beginning of period	20,757	18,729

CASH AND CASH EQUIVALENTS, end of period	$22,243	$15,134

	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$915	$836
Cash paid for income taxes	$572	$424

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

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of IES and its wholly-owned subsidiaries, and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America, and should be read in the context of the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. All references to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 included herein mean such Annual Report as amended by the Form 10-K/A filed with the SEC on January 6, 2014. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of comprehensive income, and cash flows for the periods reported herein. All such adjustments are of a normal recurring nature.

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

New Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard also requires expanded disclosures surrounding revenue recognition. The effective date will be the first quarter of our fiscal year ended September 30, 2018. The standard allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

2. CONTROLLING SHAREHOLDER

At June 30, 2014, Tontine Capital Partners, L.P. together with its affiliates (collectively “Tontine”) was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and any action requiring the approval of shareholders.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, pursuant to a Registration Rights Agreement between Tontine and the Company, Tontine delivered a request to the Company for registration of its shares of IES common stock, and on February 21, 2013, the Company filed a shelf registration statement to register the resale of up to 8,562,409 shares of IES common stock owned by Tontine (as amended, the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective by the SEC on June 18, 2013. As long as the Shelf Registration Statement remains effective, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings, as described in the Shelf Registration Statement and in any prospectus supplement filed in connection with an offering pursuant to the Shelf Registration Statement.

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

3. DEBT

Debt consists of the following:

	June 30, 2014	September 30, 2013
Term Loan, paid in installments through Aug 9, 2017	$11,083	$13,708
Capital leases and other	—	64

Total debt	11,083	13,772
Less — Amounts due within one year	(3,500)	(3,562)

Total long-term debt	$7,583	$10,210

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

At June 30, 2014, we had $11,999 available to us under the 2012 Credit Facility (as defined below), $6,918 in outstanding letters of credit with Wells Fargo and no outstanding borrowings on our Revolving Loan (as defined below).

Future payments on debt as of June 30, 2014 are as follows:

Term Debt
2014	$875
2015	3,500
2016	3,500
2017	3,208

Total	$11,083

For the three months ended June 30, 2014 and 2013, we incurred interest expense of $348 and $372 , respectively. For the nine months ended June 30, 2014 and 2013, we incurred interest expense of $1,267 and $1,425 , respectively.

The 2012 Revolving Credit Facility

On February 21, 2014, the Company entered into a Third Amendment (the “Amendment”) to the credit facility we entered into with Wells Fargo Bank, National Association (“Wells Fargo”) on August 9, 2012 (as amended, the “2012 Credit Facility”). Pursuant to the Amendment, Wells Fargo extended the maturity dates of both the Company’s term loan (the “Term Loan”) and revolving loan (the “Revolving Loan”), from August 9, 2016 to August 9, 2017. The 2012 Credit Facility, as amended, continues to contain customary affirmative, negative and financial covenants, including the requirement that we maintain a Fixed Charge Coverage Ratio (as defined in the 2012 Credit Facility) of not less than 1.0:1.0 at any time that our Liquidity (defined as the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability (as defined in the 2012 Credit Facility)) or Excess Availability fall below stipulated levels. Those levels were reduced under the Amendment from $20 million of Liquidity to $15 million and from $5 million of Excess Availability to $4 million. As of July 1, 2014, the thresholds returned to $20 million of Liquidity and $5 million of Excess Availability.

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

At June 30, 2014, we were subject to the financial covenant under the 2012 Credit Facility requiring that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0 at any time that our Liquidity is less than $15,000 or Excess Availability is less than $4,000. As of June 30, 2014, our Liquidity was in excess of $15,000 and Excess Availability was in excess of $4,000; had we not met these thresholds at June 30, 2014, we would not have met the required 1.0:1.0 Fixed Charge Coverage Ratio test.

At June 30, 2014, the carrying value of amounts outstanding on our Term Loan approximated fair value. The fair value of the debt is classified as a level 2 measurement.

4. PER SHARE INFORMATION

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Numerator:
Net earnings (loss) from continuing operations attributable to common shareholders	$2,785	$(725)
Net earnings from continuing operations attributable to restricted shareholders	10	—

Net earnings (loss) from continuing operations	2,795	(725)

Net loss from discontinued operations attributable to common shareholders	(122)	(413)

Net loss from discontinued operations	(122)	(413)

Net earnings (loss) attributable to common shareholders	2,663	(1,138)
Net earnings attributable to restricted shareholders	10	—

Net earnings (loss)	$2,673	$(1,138)

Denominator:
Weighted average common shares outstanding — basic	18,464,933	15,445,606
Effect of dilutive stock options and non-vested restricted stock	56,695	—

Weighted average common and common equivalent shares outstanding — diluted	18,521,628	15,445,606

Basic earnings (loss) per share:
From continuing operations	$0.15	$(0.05)
From discontinued operations	(0.01)	(0.02)

Basic earnings (loss) per share	$0.14	$(0.07)
Diluted earnings (loss) per share:
From continuing operations	$0.15	$(0.05)
From discontinued operations	(0.01)	(0.02)

Diluted earnings (loss) per share	$0.14	$(0.07)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Nine Months Ended June 30,
	2014	2013
Numerator:
Net earnings (loss) from continuing operations attributable to common shareholders	$3,490	$(1,034)
Net earnings from continuing operations attributable to restricted shareholders	16	—

Net earnings (loss) from continuing operations	3,506	(1,034)

Net loss from discontinued operations attributable to common shareholders	(313)	(697)

Net loss from discontinued operations	(313)	(697)

Net earnings (loss) attributable to common shareholders	3,177	(1,731)
Net earnings attributable to restricted shareholders	16	—

Net earnings (loss)	$3,193	$(1,731)

Denominator:
Weighted average common shares outstanding — basic	18,450,935	15,388,997
Effect of dilutive stock options and non-vested restricted stock	59,049	—

Weighted average common and common equivalent shares outstanding — diluted	18,509,984	15,388,997

Basic earnings (loss) per share:
From continuing operations	$0.19	$(0.07)
From discontinued operations	(0.02)	(0.04)

Basic earnings (loss) per share	$0.17	$(0.11)
Diluted earnings (loss) per share:
From continuing operations	$0.19	$(0.07)
From discontinued operations	(0.02)	(0.04)

Diluted earnings (loss) per share	$0.17	$(0.11)

For the nine months ended June 30, 2014, 150,000 stock options were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the three months ended June 30, 2014 the average price of our common shares exceeded the exercise price of our options.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per-share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three and nine months ended June 30, 2013.

On August 7, 2014, we completed a rights offering of common stock to our stockholders at a subscription price that was lower than the market price of our common stock at closing of the offering. For information on the rights offering, please see “Note 15 – Subsequent Events.” The rights offering was deemed to contain a bonus element that is similar to a stock dividend requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0340. Weighted average shares for the three months ended June 30, 2013 prior to giving effect to the rights offering were 14,937,434. Weighted average shares for the nine months ended June 30, 2013 prior to giving effect to the rights offering were 14,882,687. For the three months ended June 30, 2014 basic weighted average shares were 17,857,422, and diluted weighted average shares were 17,912,252 prior to giving effect to the rights offering. For the nine months ended June 30, 2014 basic weighted average shares were 17,843,885, and diluted weighted average shares were 17,900,991 prior to giving effect to the rights offering.

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

Segment information for the three and nine months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30, 2014
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$34,783	$49,428	$38,878	$13,103	$—	$136,192
Cost of services	28,086	39,721	35,158	10,561	—	113,526

Gross profit	6,697	9,707	3,720	2,542	—	22,666
Selling, general and administrative	3,633	7,325	3,188	2,397	2,567	19,110
Loss (gain) on sale of assets	—	—	(10)	—	—	(10)

Income (loss) from operations	$3,064	$2,382	$542	$145	$(2,567)	$3,566

Other data:
Depreciation and amortization expense	$102	$123	$70	$248	$86	$629
Capital expenditures	76	126	116	209	—	527
Total assets	$29,243	$38,373	$46,720	$28,552	$35,969	$178,857

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three Months Ended June 30, 2013
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$24,161	$44,511	$52,880	$—	$—	$121,552
Cost of services	19,737	37,400	48,762	—	—	105,899

Gross profit	4,424	7,111	4,118	—	—	15,653
Selling, general and administrative	3,373	6,812	3,600	—	2,791	16,576
Loss (gain) on sale of assets	—	—	(16)	—	—	(16)

Income (loss) from operations	$1,051	$299	$534	$—	$(2,791)	$(907)

Other data:
Depreciation and amortization expense	$94	$340	$66	$—	$295	$795
Capital expenditures	117	135	96	—	—	348
Total assets	$22,058	$40,450	$54,236	$—	$34,729	$151,473

	Nine Months Ended June 30, 2014
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$84,521	$132,821	$122,443	$36,752	$—	$376,537
Cost of services	69,751	108,044	108,957	28,976	—	315,728

Gross profit	14,770	24,777	13,486	7,776	—	60,809
Selling, general and administrative	9,778	20,739	10,911	7,080	7,347	55,855
Loss (gain) on sale of assets	—	(41)	(35)	3	—	(73)

Income (loss) from operations	$4,992	$4,079	$2,610	$693	$(7,347)	$5,027

Other data:
Depreciation and amortization expense	$303	$364	$203	$732	$289	$1,891
Capital expenditures	127	289	171	720	115	1,422
Total assets	$29,243	$38,373	$46,720	$28,552	$35,969	$178,857

	Nine Months Ended June 30, 2013
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$96,085	$119,860	$154,865	$—	$—	$370,810
Cost of services	78,599	99,863	142,720	—	—	321,182

Gross profit	17,486	19,997	12,145	—	—	49,628
Selling, general and administrative	10,232	18,452	10,945	—	8,475	48,104
Loss (gain) on sale of assets	—	(21)	(35)	—	—	(56)

Income (loss) from operations	$7,254	$1,566	$1,235	$—	$(8,475)	$1,580

Other data:
Depreciation and amortization expense	$273	$607	$182	$—	$894	$1,956
Capital expenditures	223	185	247	—	—	655
Total assets	$22,058	$40,450	$54,236	$—	$34,729	$151,473

6. STOCKHOLDERS’ EQUITY

Treasury Stock

During the nine months ended June 30, 2014, we repurchased 33,568 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan (as amended and restated). We issued 13,500 shares out of treasury stock under our share-based compensation programs for restricted shares granted.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Restricted Stock

During the nine months ended June 30, 2014 and 2013, we recognized $170 and $275, respectively, in compensation expense related to our restricted stock awards. At June 30, 2014, the unamortized compensation cost related to outstanding unvested restricted stock was $119.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the non-employee members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each non-employee director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the nine months ended June 30, 2014 and 2013, we recognized $207 and $266, respectively, in compensation expense related to these grants.

From time to time, PSUs are granted to employees. These PSUs are paid via unrestricted stock grants to each employee upon the satisfaction of the grant terms. We record compensation expense for the PSUs granted to employees over the grant vesting period. For the nine months ended June 30, 2014 and 2013, we recognized zero and $363, respectively, in compensation expense related to these grants.

Stock Options

During the nine months ended June 30, 2014 and 2013, we recognized $184 and $49, respectively, in compensation expense related to our stock option awards.

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

Investment in EnerTech

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Carrying value	$919	$919
Unrealized gains	104	138

Fair value	$1,023	$1,057

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. There was no impairment for the three or nine months ended June 30, 2014.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plan. During the three months ended June 30, 2014 and 2013, we recognized $91 and $65, respectively, in matching expense. During the nine months ended June 30, 2014 and 2013, we recognized $267 and $116, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $849 recorded as of June 30, 2014 and $828 as of September 30, 2013, related to such plans.

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

We estimate the fair value of our interest rate swap agreement with Wells Fargo to be $(4) at June 30, 2014, using Level 2 inputs, including an estimated market valuation from Wells Fargo.

We estimate the fair value of our unfavorable MISCOR leases to be $(412), using Level 2 inputs, including estimated market valuation including market rates from comparable properties. For additional information, please see Note 13, “Business Combinations – Acquisition of MISCOR.”

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Executive savings plan assets	$638	$638	$—	$—
Executive savings plan liabilities	(525)	(525)	—	—
Interest rate swap agreement	(4)	—	(4)	—

Total	$109	$113	$(4)	$—

At September 30, 2013, we estimated the fair value of a contingent consideration liability related to the acquisition of certain assets from the Acro Group at $95. Please see Note 13, “Business Combinations – Acquisition of Certain Assets from the Acro Group” for additional information. The contingency has subsequently been resolved, and no additional consideration will be payable.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

10. INVENTORY

Inventories consist of the following components:

	June 30, 2014	September 30, 2013
Raw materials	$2,056	$2,389
Work in process	2,932	3,519
Finished goods	1,788	1,545
Parts and supplies	8,345	12,694

Total inventories	$15,121	$20,147

11. INTANGIBLE ASSETS

Intangible assets consist of the following:

		June 30, 2014
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical library	20	400	16	384
Customer relationships	6.3	2,100	367	1,733
Order backlog	0.4	350	350	—
Covenants not to compete	3.0	140	62	78
Developed technology	4.0	400	133	267

Total		$4,590	$928	$3,662

		September 30, 2013
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical library	20	400	1	399
Customer relationships	6.3	2,100	16	2,084
Order backlog	0.4	350	350	—
Covenants not to compete	3.0	140	27	113
Developed technology	4.0	400	58	342

Total		$4,590	$452	$4,138

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

In addition to the on-site clean-up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean-up of soils off-site and address contamination of groundwater and other miscellaneous off-site issues. We were not a recipient of that letter. On January 8, 2013, the EPA held a meeting with those PRPs as well as others that were not recipients of the letter to discuss potential settlement of its costs associated with the site. The Company was invited to attend this meeting and asked to confirm whether it would participate in settlement discussions, which the Company confirmed. The Company intends to present to the EPA the evidence developed in litigation to support the argument that the Company did not contribute PCB contamination to the site. The Company has tendered a demand for indemnification to the former owner of the acquired corporation that may have transacted business with the facility. As of June 30, 2014, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Hamilton Wage and Hour

The Company is a defendant in three wage-and-hour suits seeking class action certification that were filed between August 29, 2012 and June 24, 2013, in the U.S. District Court for the Eastern District of Texas. Each of these cases is among several others filed by Plaintiffs’ attorney against contractors working in the Port Arthur, Texas Motiva plant on various projects over the last few years. The claims are based on alleged failure to compensate for time spent bussing to and from the plant, donning safety wear and other activities. Management does not expect the Company will face significant exposure for any unpaid wages. In a separate earlier case based on the same allegations, a federal district court ruled that the time spent traveling on the busses is not compensable. On January 11, 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the district court’s ruling finding no liability for wages for time spent bussing into the facility, and on October 8, 2013, the U.S. Supreme Court declined to review plaintiffs’ appeal of the Fifth Circuit dismissal of their claims for compensation for time spent bussing to the facility, effectively reducing the Company’s risk of liability on this issue in its cases. Our investigation indicates that all claims for time spent on other activities either were inapplicable to the Company’s employees or took place during times for which the Company’s employees were compensated. We have filed responsive pleadings and, following initial discovery, are positioning the cases to obtain a dismissal of all claims. As of June 30, 2014, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses up to the deductible amounts, or losses that are not covered under our policies, are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2014, we had $5,234 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of June 30, 2014, we had $565 reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2014, $6,347 of our outstanding letters of credit were utilized to collateralize our insurance program.

Surety

As of June 30, 2014, the estimated cost to complete our bonded projects was approximately $56,555. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2014, we had posted cash totaling $500 to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our 2012 Credit Facility.

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

On March 8, 2013, the Company issued a notice of acceleration of the promissory notes signed by the two mining companies, and subsequently filed suit to enforce the acceleration and to domesticate the agreed judgment against the surety and its owner in Virginia. Following these actions, the surety entered into an amended agreement with the Company which provided for payment of $300, which was received on June 24, 2013, and additional monthly installments with final payment due June 30, 2014. As of the filing of this Quarterly Report on Form 10-Q, the Company had received installment payments totaling $550. The defendants have defaulted on payments due beginning in November 2013 through June 2014. The defendants were unable to reach a financing agreement they have been pursuing, and on June 27, 2014, the two mining companies filed for Chapter 11 bankruptcy protection, and the surety’s owner filed for personal bankruptcy shortly thereafter. While the surety defendant has not yet filed bankruptcy, we anticipate that it will do so in due time. The Company will file the necessary pleadings in the bankruptcy proceedings to continue pursuit of the balance of the debt; however, the extent of recovery of the remaining balance, if any, cannot be determined. We received $450 during the fiscal year ended September 30, 2013 and $100 during the first quarter of the current fiscal year. These amounts are classified as other income within our Consolidated Statements of Comprehensive Income. Any potential subsequent recovery from the bankruptcy proceedings will be included in other income.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At June 30, 2014, $571 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2014, we had such purchase orders totaling $2,155. We expect to use all of the materials purchased pursuant to these orders in the current fiscal year.

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

The fair value of assets acquired and liabilities assumed on the Closing Date is as follows:

IES receivable from the Acro Group as of December 31, 2012	$2,263
IES deferred cost recorded in connection with transactions with Acro Group between January 1, 2013 and February 15, 2013	1,042
Cash purchase consideration	828
Fair value of contingent consideration (a)	665

Total consideration transferred	$4,798

(a)	The fair value of the contingent consideration has been remeasured at each reporting date, and was zero as of June 30, 2014. The change in fair value for the nine months ended June 30, 2014 was a decrease of $95, included in Other (income) expense, net, in our Condensed Consolidated Statements of Comprehensive Income. The contingency has been resolved and there will be no payment.

Acquisition of MISCOR

On September 13, 2013 we completed the acquisition of 100% of the voting equity interests of MISCOR Group, Ltd. (“MISCOR”), a provider of maintenance and repair services including engine parts and components to the industrial and rail service industries. Prior

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

to the consummation of the transaction, our controlling shareholder owned approximately 49.9% of MISCOR. IES Subsidiary Holdings, Inc. (doing business as the MISCOR Group) operates in locations in Indiana, Alabama, Ohio, West Virginia, Maryland, and California. Following the consummation of the transaction, the MISCOR Group represents the sole component of our Infrastructure Solutions segment.

Total consideration received by MISCOR shareholders consisted of 2,795,577 shares of IES common stock valued at $11,853, and cash totaling $4,364.

During the quarter ended June 30, 2014, we adjusted our purchase price allocation related to the acquisition of MISCOR, resulting in additional goodwill of $872 for our Infrastructure Solutions segment, which increased the segment’s goodwill to $6,164. This additional goodwill of $872 is the result of the completion of our analysis of the tax basis of the acquired property, plant and equipment, which resulted in the recording of an additional deferred tax liability of $560. Additionally, we completed our valuation of the acquired inventory, resulting in a $312 reduction in the estimated value previously attributed to work in process inventory.

Unaudited Pro Forma Information – 2013 Acquisitions

The supplemental pro forma results of operations for the three and nine months ended June 30, 2013, as if the assets of the Acro Group had been acquired and the acquisition of MISCOR had been completed on October 1, 2011, are as follows:

	Unaudited
	Three Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2013
Revenues	$133,407	$409,298
Net income (loss) from continuing operations	$(418)	$(1,116)

14. DISCONTINUED OPERATIONS

In 2011, we initiated the closure of all or portions of our Commercial & Industrial and Communications facilities in Arizona, Florida, Iowa, Louisiana, Maryland, Massachusetts, Nevada and Texas. These facilities were a key aspect of our commitment to return the Company to profitability and selected based on their current business prospects and the extended time frame needed to return the facilities to a profitable position. From the time of identification through June 30, 2014, we have sub-leased or terminated our lease contracts for leased facilities. We have satisfied substantially all of our contracts through either subcontracting or self-performance. We have completed the wind down of these facilities as of June 30, 2014. Results from operations of these facilities for the three and nine months ended June 30, 2014 and 2013 are presented in our Condensed Consolidated Statements of Comprehensive Income as discontinued operations.

The components of the results of discontinued operations for these facilities are as follows:

	Three Months Ended June 30,
	2014	2013
Revenues	$(7)	$331
Cost of services	94	467

Gross profit	(101)	(136)

Selling, general and administrative	20	87
Asset Impairment	—	200
Restructuring charge	—	(2)

Loss from discontinued operations	(121)	(421)
(Benefit) provision for income taxes	1	(8)

Net loss from discontinued operations	$(122)	$(413)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Nine Months Ended June 30,
	2014	2013
Revenues	$27	$1,393
Cost of services	232	1,391

Gross profit	(205)	2

Selling, general and administrative	116	455
Loss (gain) on sale of assets	—	(1)
Asset Impairment	—	200
Restructuring charge	—	59

Loss from discontinued operations	(321)	(711)
(Benefit) provision for income taxes	(8)	(14)

Net loss from discontinued operations	$(313)	$(697)

Included in the Condensed Consolidated Balance Sheets at June 30, 2014 and September 30, 2013 are the following major classes of assets and liabilities associated with discontinued operations:

	June 30,	September 30,
	2014	2013
Assets of discontinued operations:
Current	$255	$1,123

Liabilities of discontinued operations:
Current	$551	$889

15. SUBSEQUENT EVENTS

Common Stock Rights Offering

On August 7, 2014, we completed a $20 million rights offering (the “Rights Offering”). In the Rights Offering, the Company distributed, at no charge, to the holders of shares of its common stock as of 5:00 p.m., Eastern Time, on July 7, 2014, the record date for the Rights Offering, one non-transferable subscription right for each share of common stock owned as of the record date. Each right entitled the holder thereof to purchase from the Company 0.214578135 shares of common stock (the “Basic Subscription Right”) at a subscription price of $5.20 per share, which represented a discount to the market price of the common stock at the closing of the offering. In addition, holders who purchased all of the shares of common stock available to them pursuant to their Basic Subscription Rights were entitled to subscribe, at the same subscription price of $5.20 per share, for a portion of any shares of common stock that other holders did not purchase through the exercise of their Basic Subscription Rights, subject to certain limitations (the “Over-Subscription Privilege”). The Rights Offering was fully subscribed, after giving effect to the exercise of Over-Subscription Privileges, and we received net proceeds of approximately $19.7 million, after deducting estimated offering expenses, for the issuance of 3,846,150 shares of common stock in the Rights Offering.

Immediately after giving effect to the Rights Offering, we had 21,768,642 shares of common stock issued and outstanding. Tontine beneficially owned approximately 60% of the shares of common stock outstanding immediately prior to launch of the Rights Offering, and immediately after giving effect to the Rights Offering, Tontine beneficially owned approximately 61% of the Company’s outstanding shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each as set forth in our Annual Report on Form 10-K for the year ended September 30, 2013. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Item 1, “Business” of our Annual Report on Form 10-K for the year ended September 30, 2013, for a discussion of the Company’s services and corporate strategy. Integrated Electrical Services, Inc., a Delaware corporation, is a holding company that owns and manages diverse operating subsidiaries, comprised of providers of industrial products and infrastructure services to a variety of end markets. Our operations are currently organized into four principal business segments: Communications, Residential, Commercial & Industrial, and Infrastructure Solutions.

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

	Three Months Ended June 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$136,192	100.0%	$121,552	100.0%
Cost of services	113,526	83.4%	105,899	87.1%

Gross profit	22,666	16.6%	15,653	12.9%
Selling, general and administrative expenses	19,110	14.0%	16,576	13.6%
Gain on sale of assets	(10)	0.0%	(16)	0.0%

Net income (loss) from operations	3,566	2.6%	(907)	(0.7)%

Interest and other (income) expense, net	349	0.3%	(277)	(0.2)%

Income (loss) from operations before income taxes	3,217	2.3%	(630)	(0.5)%
Provision (benefit) for income taxes	422	0.3%	95	0.1%

Net income from continuing operations	2,795	2.0%	(725)	(0.6)%

Net loss from discontinued operations	(121)	(0.1)%	(421)	(0.3)%

(Benefit) provision for income taxes	1	0.0%	(8)	0.0%

Net loss from discontinued operations	(122)	(0.1)%	(413)	(0.3)%

Net income (loss)	$2,673	1.9%	$(1,138)	(0.9)%

Consolidated revenues for the three months ended June 30, 2014 were $14.6 million higher than for the three months ended June 30, 2013, an increase of 12.0%. Revenues increased at our Communications and Residential segments. These increases were partly offset by decreased revenues within our Commercial & Industrial segment. Additionally, Infrastructure Solutions contributed $13.1 million in revenues for the three months ended June 30, 2014.

Our overall gross profit percentage increased to 16.6% during the three months ended June 30, 2014 as compared to 12.9% during the three months ended June 30, 2013. Excluding the impact of the Infrastructure Solutions business acquired in September 2013, gross profit percentage would have increased to 16.3% from 12.9% in the prior year. Gross profit as a percentage of revenue increased at all of our segments. Additionally, total Company gross margin improved year over year as revenues grew in our higher-margin Communications and Residential segments, which now represent a larger portion of our overall business. Our new Infrastructure Solutions business also contributed to the overall increase in gross profit percentage, as it contributed gross profit of $2.5 million at a 19.4% margin.

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

During the three months ended June 30, 2014, our selling, general and administrative expenses were $19.1 million, an increase of $2.5 million, or 15.3%, over the three months ended June 30, 2013. The addition of our Infrastructure Solutions business contributed $2.4 million of the additional cost. Higher personnel and incentive costs directly attributable to increased activity and profitability at our Residential and Communications segments were partly offset by lower costs at our Commercial & Industrial segment, where we incurred lower personnel and incentive costs in connection with lower levels of activity. For the three months ended June 30, 2013 we incurred $0.8 million of acquisition related costs.

	Nine Months Ended June 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$376,537	100.0%	$370,810	100.0%
Cost of services	315,728	83.9%	321,182	86.6%

Gross profit	60,809	16.1%	49,628	13.4%
Selling, general and administrative expenses	55,855	14.8%	48,104	13.0%
Gain on sale of assets	(73)	0.0%	(56)	0.0%

Net income from operations	5,027	1.3%	1,580	0.4%

Interest and other (income) expense, net	1,056	0.3%	2,350	0.6%

Income (loss) from operations before income taxes	3,971	1.0%	(770)	(0.2)%
Provision (benefit) for income taxes	465	0.1%	264	0.1%

Net income from continuing operations	3,506	0.9%	(1,034)	(0.3)%

Net loss from discontinued operations	(321)	(0.1)%	(711)	(0.2)%

(Benefit) provision for income taxes	(8)	0.0%	(14)	0.0%

Net loss from discontinued operations	(313)	(0.1)%	(697)	(0.2)%

Net income (loss)	$3,193	0.8%	$(1,731)	(0.5)%

Consolidated revenues for the nine months ended June 30, 2014 were $5.7 million higher than for the nine months ended June 30, 2013, an increase of 1.5%. Revenues decreased at our Communications and Commercial & Industrial segments. These decreases were partly offset by growth within our Residential segment. Additionally, Infrastructure Solutions contributed $36.8 million in revenues for the nine months ended June 30, 2014.

Our overall gross profit percentage increased to 16.1% during the nine months ended June 30, 2014 as compared to 13.4% during the nine months ended June 30, 2013. The gross profit percentage for our existing businesses, excluding the Infrastructure Solutions business acquired in September 2013, was 15.6% for the nine months ended June 30, 2014 as compared with 13.4% for the same period of 2013. Improved gross profit percentages at our Residential and Commercial & Industrial segments more than offset compressed margins at our Communications segment. Our new Infrastructure Solutions business contributed gross profit of $7.8 million at a 21.2% margin, which included the impact of $0.6 million of additional cost associated with the sale of inventory that was written up to fair value in purchase accounting upon the acquisition of MISCOR in September of 2013.

During the nine months ended June 30, 2014, our selling, general and administrative expenses were $55.9 million, an increase of $7.8 million, or 16.1%, over the nine months ended June 30, 2013. The addition of our Infrastructure Solutions business contributed $7.1 million of the additional cost. The remaining increase primarily resulted from higher personnel and incentive costs directly attributable to increased activity and profitability at our Residential segment, partly offset by lower costs at our Corporate segment, where we incurred $1.6 million of acquisition related costs in the nine months ended June 30, 2013 pertaining to the acquisitions of MISCOR and of certain assets of the Acro Group. Partly offsetting the decrease in acquisition costs, we incurred one-time search and severance costs of $0.3 million in connection with the replacement of the President of our Infrastructure Solutions segment during the nine months ended June 30, 2014, as well as increased professional services costs.

Communications

	Three Months Ended June 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$34,783	100.0%	$24,161	100.0%

Gross Profit	6,697	19.3%	4,424	18.3%
Selling, general and administrative expenses	3,633	10.4%	3,373	14.0%

Revenue. Our Communications segment revenues increased by $10.6 million during the three months ended June 30, 2014, a 44.0% increase compared to the three months ended June 30, 2013. The increase is primarily the result of expansion of our customer base. Revenues from data center projects were $16.4 million during the three months ended June 30, 2014, compared to $6.1 million during the three months ended June 30, 2013. In addition, revenues from audio-visual and security work increased $2.5 million and large distribution center projects increased $1.2 million during the three months ended June 30, 2014 as compared to June 30, 2013. These increases more than offset the decrease in high-tech manufacturing revenue, which fell from $5.9 million for the three months ended June 30, 2013 to $1.3 million for the three months ended June 30, 2014.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2014 increased $2.3 million, or 51.4%, as compared to the three months ended June 30, 2013. Gross profit as a percentage of revenue increased 1.0% to 19.3% for the three months ended June 30, 2014, due primarily improved margins on data center and distribution center work as compared with certain large high-tech manufacturing projects which were completed in 2013.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $0.3 million, or 7.7%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of increased incentive compensation associated with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 3.6% to 10.4% of segment revenue during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as we benefited from increased activity.

	Nine Months Ended June 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$84,521	100.0%	$96,085	100.0%

Gross Profit	14,770	17.5%	17,486	18.2%
Selling, general and administrative expenses	9,778	11.6%	10,232	10.6%

Revenue. Our Communications segment revenues decreased by $11.6 million during the nine months ended June 30, 2014, a 12.0% decrease compared to the nine months ended June 30, 2013. The decrease is primarily the result of the completion of certain high-tech manufacturing projects performed in the nine months ended June 30, 2013, which did not recur in the same period in 2014. Revenues from high-tech manufacturing projects were $7.0 million during the nine months ended June 30, 2014, compared to $26.8 million during the nine months ended June 30, 2013. Revenues attributable to data centers increased to $34.1 million for the nine months ended June 30, 2014 compared to $30.1 million for the nine months ended June 30, 2013 due to an expansion of our customer base in this market.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2014 decreased $2.7 million, or 15.5%, as compared to the nine months ended June 30, 2013. Gross profit as a percentage of revenue decreased 0.7% to 17.5% for the nine months ended June 30, 2014, due primarily to relatively high margins on the completion of certain high-tech manufacturing projects which were ongoing in the nine months ended June 30, 2013, but did not recur in the same period in 2014.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses decreased $0.5 million, or 4.4%, during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 as a result of decreased incentive compensation associated with lower profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased 1.0% to 11.6% of segment revenue during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. Although costs were reduced, cost as a percentage of revenue still increased, as revenue declined sharply, and certain of our costs were not reduced in light of projected increased activity.

Residential

	Three Months Ended June 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$49,428	100.0%	$44,511	100.0%

Gross Profit	9,707	19.6%	7,111	16.0%
Selling, general and administrative expenses	7,325	14.8%	6,812	15.3%

Revenue. Our Residential segment revenues increased by $4.9 million during the three months ended June 30, 2014, an increase of 11.0% as compared to the three months ended June 30, 2013. Single-family construction revenues increased by $5.3 million, primarily in Texas, where the economy has experienced continued growth and population expansion. Revenue was relatively flat for multi-family construction and cable and service activity. The increase in single-family construction activity was partly offset by solar installation revenues, which decreased by $0.5 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Gross Profit. During the three months ended June 30, 2014, our Residential segment experienced a $2.6 million, or 36.5%, increase in gross profit as compared to the three months ended June 30, 2013. The increase in gross profit was driven primarily by single-family projects, but gross margin percentage for multi-family projects also improved. As demand has increased within the single-family business and copper prices have become more stable, profitability has increased.

Selling, General and Administrative Expenses. Our Residential segment experienced a $0.5 million, or 7.5%, increase in selling, general and administrative expenses during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily as a result of higher compensation and incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased slightly to 14.8% of segment revenue during the three months ended June 30, 2014.

	Nine Months Ended June 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$132,821	100.0%	$119,860	100.0%

Gross Profit	24,777	18.7%	19,997	16.7%
Selling, general and administrative expenses	20,739	15.6%	18,452	15.4%

Revenue. Our Residential segment revenues increased by $13.0 million during the nine months ended June 30, 2014, an increase of 10.8% as compared to the nine months ended June 30, 2013. The increase was driven by single-family construction revenues, which increased by $12.4 million, primarily in Texas, where the economy has experienced continued growth and population expansion. We have also seen an increase in cable and service revenues. Revenues from multi-family construction were relatively flat year over year. The increase in single-family construction revenue was slightly offset by decreases in solar installations.

Gross Profit. During the nine months ended June 30, 2014, our Residential segment experienced a $4.8 million, or 23.9%, increase in gross profit as compared to the nine months ended June 30, 2013. Gross profit increased primarily due to a higher volume of single-family projects. Gross margin percentage increased within single-family and multi-family, as demand for single-family housing has increased and copper prices have become more stable, and efficiency has improved in our multi-family business. The increased gross profit percentages for both single-family and multi-family were partly offset by higher group medical and other insurance costs.

Selling, General and Administrative Expenses. Our Residential segment experienced a $2.3 million, or 12.4%, increase in selling, general and administrative expenses during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased 0.2% to 15.6% of segment revenue during the nine months ended June 30, 2014. This increase is attributable primarily to higher compensation costs in connection with increased profitability.

Commercial & Industrial

	Three Months Ended June 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$38,878	100.0%	$52,880	100.0%

Gross Profit	3,720	9.6%	4,118	7.8%
Selling, general and administrative expenses	3,188	8.2%	3,600	6.8%

Revenue. Revenues in our Commercial & Industrial segment decreased $14.0 million during the three months ended June 30, 2014, a decrease of 26.5% compared to the three months ended June 30, 2013. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry local economic trends and an increased bid discipline strategy implemented by the Company in the 2011-2012 time period. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. During the three months ended June 30, 2014, our revenue decrease was the result of large commercial projects for which we recognized substantial revenue in the three months ended June 30, 2013, but which are now complete or nearing completion.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2014 decreased by $0.4 million, or 9.7%, as compared to the three months ended June 30, 2013 as a result of lower volume of activity. However, Commercial & Industrial’s gross margin percentage increased 1.8% to 9.6% during the three months ended June 30, 2014, as a result of improved results in a previously underperforming branch, increased productivity on a large commercial project which commenced in 2009 and overall improved bid and project execution across several of our branches.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2014 decreased by $0.4 million, or 11.5%, compared to the three months ended June 30, 2013 as a result of lower compensation expense in connection with lower activity levels.

	Nine Months Ended June 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$122,443	100.0%	$154,865	100.0%

Gross Profit	13,486	11.0%	12,145	7.8%
Selling, general and administrative expenses	10,911	8.9%	10,945	7.1%

Revenue. Revenues in our Commercial & Industrial segment decreased $32.4 million during the nine months ended June 30, 2014, a decrease of 20.9% compared to the nine months ended June 30, 2013. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends and an increased bid discipline strategy implemented by the Company in the 2011-2012 time period. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. During the nine months ended June 30, 2014, our revenue decrease was the result of large commercial projects for which we recognized substantial revenue in the nine months ended June 30, 2013, but which are now complete or nearing completion, as well as unfavorable weather conditions.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2014 increased by $1.3 million, or 11.0%, as compared to the nine months ended June 30, 2013. Commercial & Industrial’s gross margin percentage increased 3.2% to 11.0% during the nine months ended June 30, 2014, primarily as a result of improved results in a previously underperforming branch, increased projected profitability on a large commercial project which commenced in 2009, and increased productivity, in spite of the effect of unfavorable weather conditions.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2014 remained flat year over year. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment increased by 1.8% during the nine months ended June 30, 2014 as a result of higher compensation expense in connection with higher profitability and costs associated with a legal settlement in one of our branches.

Infrastructure Solutions

	Three Months Ended June 30,
	2014
	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$13,103	100.0%
Gross Profit	2,542	19.4%
Selling, general and administrative expenses	2,397	18.3%

	Nine Months Ended June 30,
	2014
	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$36,752	100.0%
Gross Profit	7,776	21.2%
Selling, general and administrative expenses	7,080	19.3%

The Infrastructure Solutions segment was added in connection with the acquisition of MISCOR on September 13, 2013. Therefore, our consolidated results of operations do not include results for this segment for the three and nine months ended June 30, 2013.

Interest and Other Expense, net

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Interest expense	$263	$226
Deferred financing charges	85	146

Total interest expense	348	372
Other (income) expense, net	1	(649)

Total interest and other expense, net	$349	$(277)

Interest Expense for the three months ended June 30, 2014 and 2013

During the three months ended June 30, 2014, we incurred interest expense of $0.3 million primarily comprised of interest expense from our Term Loan (as defined below), an average letter of credit balance of $6.9 million under the 2012 Credit Facility (as defined below) and an average unused line of credit balance of $23.1 million. This compares to interest expense of $0.4 million for the three months ended June 30, 2013, on a debt balance primarily comprised of our note payable to Tontine, our Term Loan, an average letter of credit balance of $7.1 million under the 2012 Credit Facility and an average unused line of credit balance of $23.0 million.

Other (Income) Expense for the three months ended June 30, 2014 and 2013

For the three months ended June 30, 2013, we recorded $0.3 million of other income related to a recovery of amounts owed to us by a former surety. Additionally, we recorded $0.4 million of other income in connection with an adjustment to a contingent consideration liability recorded upon our purchase of certain assets of the Acro Group.

	Nine Months Ended June 30,
	2014	2013
	(In thousands)
Interest expense	$958	$1,018
Deferred financing charges	309	407

Total interest expense	1,267	1,425
Other (income) expense, net	(211)	925

Total interest and other expense, net	$1,056	$2,350

Interest Expense for the nine months ended June 30, 2014 and 2013

During the nine months ended June 30, 2014, we incurred interest expense of $1.3 million primarily comprised of interest expense from our Term Loan, an average letter of credit balance of $6.8 million under the 2012 Credit Facility and an average unused line of credit balance of $23.2 million. This compares to interest expense of $1.4 million for the nine months ended June 30, 2013, on a debt balance primarily comprised of our note payable to Tontine, our Term Loan, an average letter of credit balance of $7.6 million under the 2012 Credit Facility and an average unused line of credit balance of $22.4 million.

Other (Income) Expense for the nine months ended June 30, 2014 and 2013

During the nine months ended June 30, 2013, we fully reserved for an outstanding receivable for a settlement agreement with a former surety. The surety has failed to make all payments due in accordance with the settlement agreement. The Company concluded that collectability was not probable as of December 31, 2012 and recorded a reserve for the entire balance of $1.7 million. The reserve was recorded as other expense within our Consolidated Statements of Comprehensive Income. For the nine months ended June 30, 2013, we recovered $0.4 million of this settlement. The recovery was recorded as other income within our Consolidated Statements of Comprehensive Income. Please refer to Note 12, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. This charge was partly offset by $0.4 million of other income in connection with an adjustment to a contingent consideration liability recorded upon our purchase of certain assets of the Acro Group. During the nine months ended June 30, 2014, we recovered an additional $0.1 million from the former surety, which we also recorded as other income.

PROVISION FOR INCOME TAXES

Our provision for income taxes increased from $95 thousand for the three months ended June 30, 2013 to $422 thousand for the three months ended June 30, 2014. The increase is attributable to an increase in the projected effective tax rate.

Our provision for income taxes increased from $264 thousand for the nine months ended June 30, 2013 to $465 thousand for the nine months ended June 30, 2014. The increase is attributable to an increase in the projected effective tax rate.

WORKING CAPITAL

During the nine months ended June 30, 2014, working capital increased by $2.2 million from September 30, 2013, reflecting a $0.2 increase in current assets and a $2.1 million decrease in current liabilities during the period.

During the nine months ended June 30, 2014, our current assets increased slightly to $144.2 million, as compared to $144.0 million as of September 30, 2013. Cash and cash equivalents increased by $1.5 million during the nine months ended June 30, 2014 as compared to September 30, 2013. The current trade accounts receivables, net, increased by $3.5 million at June 30, 2014, as compared to September 30, 2013. Days sales outstanding (“DSOs”) decreased to 54 as of June 30, 2014 from 58 as of September 30, 2013. The improvement was driven predominantly by increased collection efforts. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. Inventory decreased $5.0 million during the nine months ended June 30, 2014 compared to September 30, 2013, due primarily to the timing of materials usage on certain of our Commercial & Industrial jobs, as well as a decrease in solar power inventory at our Residential segment.

During the nine months ended June 30, 2014, our total current liabilities decreased by $2.1 million to $96.5 million, compared to $98.6 million as of September 30, 2013. During the nine months ended June 30, 2014, accounts payable and accrued expenses decreased $2.8 million. Billings in excess of costs increased by $0.8 million during the nine months ended June 30, 2014 compared to September 30, 2013.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2014, the estimated cost to complete our bonded projects was approximately $56.6 million. As of June 30, 2014, we utilized $0.5 million of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

The 2012 Revolving Credit Facility

On February 21, 2014, the Company entered into a Third Amendment (the “Amendment”) to the credit facility we entered into with Wells Fargo Bank, National Association (“Wells Fargo”) on August 9, 2012 (as amended, the “2012 Credit Facility”). Pursuant to the Amendment, Wells Fargo extended the maturity dates of both the Company’s term loan (the “Term Loan”) and revolving loan (the “Revolving Loan”) from August 9, 2016 to August 9, 2017. The 2012 Credit Facility, as amended, continues to contain customary affirmative, negative and financial covenants, including the requirement that we maintain a Fixed Charge Coverage Ratio (as defined in the 2012 Credit Facility) of not less than 1.0:1.0 at any time that our Liquidity (defined as the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability (as defined in the 2012 Credit Facility)) or Excess Availability fall below stipulated levels. Those levels were reduced under the Amendment from $20 million of Liquidity to $15 million and from $5 million of Excess Availability to $4 million. As of July 1, 2014, the thresholds returned to $20 million of Liquidity and $5 million of Excess Availability.

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

At June 30, 2014, we had $12.0 million available to us under the 2012 Credit Facility, $6.9 million in outstanding letters of credit with Wells Fargo and no outstanding borrowings on our Revolving Loan.

At June 30, 2014, we were subject to the financial covenant under the 2012 Credit Facility requiring that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0 at any time that our Liquidity is less than $15,000 or Excess Availability is less than $4,000. As of June 30, 2014, our Liquidity was in excess of $15,000 and Excess Availability was in excess of $4,000; had we not met these thresholds at June 30, 2014, we would not have met the required 1.0:1.0 Fixed Charge Coverage Ratio test.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had cash and cash equivalents of $22.2 million, working capital of $47.7 million, and $6.9 million of letters of credit outstanding under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows, proceeds from our rights offering, and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed. We were not required to test our covenants under our 2012 Credit Facility during the three months ended June 30, 2014. Had we been required to test our covenants, we would have failed at June 30, 2014.

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

Operating activities provided net cash of $5.7 million during the nine months ended June 30, 2014, as compared to $3.7 million of net cash provided in the nine months ended June 30, 2013. Although net income was higher in the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013, we used additional cash to fund a slightly higher level of working capital in connection with the increased activity in the 2014 period.

Investing Activities

Net cash used in investing activities was $1.4 million for the nine months ended June 30, 2014, compared with $1.2 million for the nine months ended June 30, 2013. Expenditures for the nine months ended June 30, 2014 relate to the purchase of fixed assets. Expenditures for the nine months ended June 30, 2013 relate primarily to the purchase of certain assets of the Acro Group by our Residential segment.

Financing Activities

Financing activities used net cash of $2.8 million in the nine months ended June 30, 2014 compared to $6.1 million used in the nine months ended June 30, 2013. Financing activities for the nine months ended June 30, 2014 included $2.6 million in payments on our Term Loan and $0.2 million for the repurchase of common stock to satisfy payroll tax obligations. Financing activities in the nine months ended June 30, 2013 included a $10.0 million repayment of the remaining balance on a note payable to Tontine, partly funded by $5.0 million borrowings on our Term Loan. We also used $0.3 million for the repurchase of common stock to satisfy payroll tax obligations.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Our Residential segment has entered into purchase orders for copper wire, which we expect to use in our operations during the current fiscal year. Commitments under such purchase obligations totaled $2.2 million at June 30, 2014. There have been no other material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

While all of the long-term debt outstanding under our 2012 Credit Facility is structured on floating interest rate terms, approximately 85% of our long-term debt outstanding as of June 30, 2014 was effectively subject to fully floating interest rate terms after giving effect to our interest rate hedging arrangement. A one percentage point increase in the interest rates on our long-term debt outstanding under our 2012 Credit Facility as of June 30, 2014 would cause a $0.1 million pre-tax annual increase in interest expense.

Item 4.	Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies — Legal Matters” in the Notes to our Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On August 7, 2014, we completed a $20 million rights offering (the “Rights Offering”). In the Rights Offering, the Company distributed, at no charge, to the holders of shares of its common stock as of 5:00 p.m., Eastern Time, on July 7, 2014, the record date for the Rights Offering, one non-transferable subscription right for each share of common stock owned as of the record date. Each right entitled the holder thereof to purchase from the Company 0.214578135 shares of common stock (the “Basic Subscription Right”) at a subscription price of $5.20 per share, which represented a discount to the market price of the common stock at the closing of the offering. In addition, holders who purchased all of the shares of common stock available to them pursuant to their Basic Subscription Rights were entitled to subscribe, at the same subscription price of $5.20 per share, for a portion of any shares of common stock that other holders did not purchase through the exercise of their Basic Subscription Rights, subject to certain limitations (the “Over-Subscription Privilege”). The Rights Offering was fully subscribed, after giving effect to the exercise of Over-Subscription Privileges, and we received net proceeds of approximately $19.7 million, after deducting estimated offering expenses, for the issuance of 3,846,153 shares of common stock in the Rights Offering.

Immediately after giving effect to the Rights Offering, we had 21,768,645 shares of common stock issued and outstanding. Tontine beneficially owned approximately 60 % of the shares of common stock outstanding immediately prior to launch of the Rights Offering, and immediately after giving effect to the Rights Offering, Tontine beneficially owned approximately 61 % of the Company’s outstanding shares.

Item 6.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “Financial Statements and Supplementary Data” of this From 10-Q.

(b)	Exhibits

Exhibit No.	Description

2.1 —	Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 13, 2013)

2.2 —	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 10, 2013)

2.3 —	Asset Purchase Agreement, dated February 8, 2013, by and among IES Renewable Energy, LLC, Residential Renewable Energy Technologies, Inc., Energy Efficiency Solar, Inc., and Lonestar Renewable Technologies Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013)

3.1 —	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3 —	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer

(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer

(1)32.1 —	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer

(1)32.2 —	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2014.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ ROBERT W. LEWEY
Robert W. Lewey
Senior Vice President and Chief Financial Officer