Form 10-K
period 2014-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2014-12-12
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant on March 31, 2014 held by non-affiliates was approximately $45.3 million. On December 12, 2014, there were 21,754,913 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant to be held on February 10, 2015 is incorporated by reference into Part III of this Form 10-K.

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

•

the sale or disposition of the shares of our common stock held by our controlling shareholder, which, under certain circumstances, would trigger change of control provisions in our severance plan or financing and surety arrangements; or any other substantial sale of our common stock, which could depress our stock price;

•	relatively low liquidity levels of our common stock, which could depress our stock price;

•

the possibility that we issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership;

•	the inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures and debt service;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	challenges integrating new businesses into the Company or new types of work, products or processes into our segments;

•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	a general reduction in the demand for our services;

•	a change in the mix of our customers, contracts or business;

•	our ability to enter into, and the terms of, future contracts;

•	our ability to successfully manage projects;

•	the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	closures or sales of facilities resulting in significant future charges, including potential warranty losses or other unexpected liabilities, or a significant disruption of our operations;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	the cost and availability of qualified labor;

•	an increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•

credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project delays or cancellations;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	success in transferring, renewing and obtaining electrical and construction licenses;

•	backlog that may not be realized or may not result in profits;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the possibility that our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

•	the effect of litigation, claims and contingencies, including warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	the possibility that our current insurance coverage may not be adequate or that we may not be able to obtain a policy at acceptable rates;

•	future capital expenditures and refurbishment, repair and upgrade costs; and delays in and costs of refurbishment, repair and upgrade projects; and

•	liabilities under laws and regulations protecting the environment.

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of this report under the heading “Risk Factors,” could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1.	Business

OVERVIEW OF OUR SERVICES

Integrated Electrical Services, Inc. is a holding company that owns and manages subsidiaries operating across a variety of end markets. Our operations are currently organized into four principal business segments, based upon the nature of our current products and services:

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

Our businesses are managed in a decentralized manner. While sharing common goals and values, each of the Company’s segments manages its own day-to-day operations. Our corporate office is focused on significant capital allocation decisions, investment activities and selection of segment leadership, as well as strategic and operational improvement initiatives and the establishment and monitoring of risk management practices within our segments.

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

A majority of our outstanding common stock is owned by Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”). On August 15, 2014, Tontine filed an amended Schedule 13D indicating its ownership level of 61.4%. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, Tontine is party to a Registration Rights Agreement with the Company under which it has the ability, subject to certain restrictions, to demand registration of its shares in order to permit unrestricted sales of those shares. On February 20, 2013, pursuant to the Registration Rights Agreement, Tontine delivered a request to the Company for registration of all of its shares of IES common stock, and on February 21, 2013, the Company filed a shelf registration statement (as amended, the “Shelf Registration Statement”) to register Tontine’s shares. The Shelf Registration Statement was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on June 18, 2013. As long as the Shelf Registration Statement remains effective, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings, as described in the Shelf Registration Statement and in any prospectus supplement filed in connection with an offering pursuant to the Shelf Registration Statement. Tontine’s sale of all or any portion of its shares could result in a change of control, which would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our executive severance plan. For more information see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

Net Operating Loss Carry Forward

The Company and certain of its subsidiaries have a federal NOL of approximately $459 million at September 30, 2014, including approximately $142 million resulting from the additional amortization of personal goodwill. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. In addition a change in ownership could result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income. For more information see Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

OPERATING SEGMENTS

The Company’s reportable segments consist of the consolidated operating units identified above, which offer different products and services and are managed separately. The table below describes the percentage of our total revenues attributable to each of our four segments over each of the last three years:

	Years Ended September 30,
	2014		2013		2012
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$116,073	22.7%	$126,348	25.5%	$121,492	26.6%
Residential	182,514	35.6%	162,611	32.9%	129,974	28.5%
Commercial & Industrial	166,249	32.4%	203,481	41.1%	204,649	44.9%
Infrastructure Solutions (1)	47,559	9.3%	2,153	0.5%	—	—

Total Consolidated	$512,395	100.0%	$494,593	100.0%	$456,115	100.0%

(1)	This segment was added through the acquisition of MISCOR on September 13, 2013.

For additional financial information by segment, see Note 10, “Operating Segments” in the notes to our Consolidated Financial Statements. The residential, industrial, mission critical infrastructure and commercial industries in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, and changes in commercial, industrial, institutional, public infrastructure and electric utility spending. For a further discussion of the industries in which we operate, please see the discussion below of each of our segments.

Communications

Business Description

Originally established in 1984, our Communications segment is a leading provider of network infrastructure products and services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, high-tech manufacturing, educational and information technology industries. We also provide the design and installation of audio/visual, telephone, fire, wireless and intrusion alarm systems as well as design/build, service and maintenance of data network systems. A significant portion of our Communications revenue is generated from long-term, repeat customers, some of whom use IES as a preferred provider for major projects. We perform services across the United States from our 11 offices, including our Communications headquarters located in Tempe, Arizona, allowing dedicated onsite maintenance teams at our customers’ sites.

Industry Overview

Our Communications segment is driven by demand increases for computing and storage resources as a result of technology advancements and changes in data consumption patterns. While growth of the data center market appears to be moderating, we are continuing to expand our offerings in this market to broaden our customer base. Additionally, demand has been growing for our audio-visual and security product offerings. Nevertheless, due to economic, technological and other factors, there can be no assurance that demand will continue to increase.

Sales and Marketing

We primarily specialize in installations of communication systems, and site and national account support for the mission critical infrastructure of Fortune 500 corporations. Our sales strategy relies on a concentrated business development effort, with centralized marketing programs and direct end-customer communications and relationships. Due to the mission critical nature of the facilities we service, our end-customers significantly rely upon our past performance record, technical expertise and specialized knowledge. Our long-term strategy is to improve our position as a preferred mission critical solutions and services provider to large national corporations and strategic local companies. Key elements of our long-term strategy include continued investment in our employees’ technical expertise and expansion of our onsite maintenance and recurring revenue model.

Competition

Our competition consists of both small, privately owned contractors who have limited access to capital and large public companies. We compete on quality of service and/or price, and seek to emphasize our long history of delivering high quality solutions to our customers.

Seasonality and Quarterly Fluctuations

The effects of seasonality on our Communications business are insignificant, as work generally is performed inside structures protected from the weather. Our service and maintenance business is also generally not affected by seasonality. However, the industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Residential

Business Description

Residential provides electrical installation services for single-family housing and multi-family apartment complexes and cable television (“CATV”) cabling installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment also provides services for the installation of residential solar power, smart meters, and electric car charging stations, both for new construction and existing residences. The Residential segment is made up of 23 total locations, which include the headquarters in Houston, Texas. These locations geographically cover Texas, the Sun-Belt, and the Western and Mid-Atlantic regions of the United States.

Industry Overview

Our Residential business is closely correlated to the single and multi-family housing market, particularly in the Sun-Belt and our installation capabilities have the ability to effectively scale according to the housing cycle. Demand for both single-family and multi-family housing has increased with the economic recovery. Nevertheless, due to economic, technological or other factors there can be no assurance that construction and demand will continue to increase in the future.

Sales and Marketing

Demand for our Residential services is highly dependent on the number of single-family and multi-family home starts in the markets we serve. Although we operate in multiple states throughout the Sun-Belt, Mid-Atlantic and western regions of the United States, the majority of our segment revenues are derived from services provided in the state of Texas. Our sales efforts include a variety of strategies, including a concentrated focus on national homebuilders and multi-family developers and a local sales strategy for single and multi-family housing projects. Our cable, solar and electric car charging station revenues are typically generated through third parties specializing in these industries who select us as a preferred provider of installation services.

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

Commercial & Industrial

Business Description

This segment offers a broad range of electrical design, construction, renovation, engineering and maintenance services to the commercial and industrial markets. The Commercial & Industrial segment consists of 19 total locations, which include the segment headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon and the Mid-Atlantic region.

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

Sales and Marketing

Demand for our Commercial & Industrial services is driven by construction and renovation activity levels, economic growth, and availability of bank lending. Certain of our projects have longer cycle times than our typical Commercial & Industrial services and may follow the economic trends with a lag. Our sales focus varies by location, but is primarily based upon regional and local relationships and a demonstrated expertise in certain industries, such as transmission and distribution.

With a focus on improved project execution, our long-term strategy is to be the preferred provider of electrical services in the markets where we have demonstrated expertise or are a local market leader. Key elements of our long-term strategy include leveraging our expertise in certain niche markets, expansion of our service and maintenance business and maintaining our focus on our returns on risk adjusted capital.

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

Seasonality and Quarterly Fluctuations

The effects of seasonality on our Commercial & Industrial business are insignificant, as work generally is performed inside structures protected from the weather. Our service and maintenance business is also generally not affected by seasonality. However, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Infrastructure Solutions

Business Description

Our Infrastructure Solutions segment, which was established in 2013 through our acquisition of MISCOR Group. LTD., provides maintenance and repair services to several industries, including electric motor repair and rebuilding for the steel, railroad, marine, petrochemical, pulp and paper, wind energy, mining, automotive and power generation industries. Infrastructure Solutions repairs and manufactures industrial lifting magnets for the steel and scrap industries, provides locomotive maintenance, remanufacturing, and repair services to the rail industry, and manufactures and rebuilds power assemblies, engine parts, and other components for large diesel engines. For more information see Note 18, “Business Combination” in the notes to our Consolidated Financial Statements.

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

Further, given our strategic locations in Ohio, Indiana, and West Virginia, we believe that the segment is well-positioned to capture spending on unconventional oil and gas exploration and production.

Sales and Marketing

Demand for Infrastructure Solutions’ products and services is largely driven by the degree to which industrial and mechanical services are outsourced by our customers, production rates at steel, power generation and other heavy industrial facilities, the need for electrical infrastructure improvements, and spending on unconventional oil and gas exploration and production. Our sales efforts are largely driven by personnel based at our nine locations and independent sales representatives. Given that the majority of our customers are located within a 200 mile radius of our facilities, we believe that this structure allows us to rapidly address and respond to the needs of our customers. Our long term strategy is to be the preferred provider of outsourced electro-mechanical and power assembly services, repairs, and manufacturing to our select markets.

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

RISK MANAGEMENT

The primary risks in our existing operations include project bidding and management, bodily injury, property and environmental damage, and construction defects. We monitor project bidding and management practices at various levels within our company. We maintain automobile, general liability and construction defect insurance for third party health, bodily injury and property damage, pollution coverage and workers’ compensation coverage, which we consider appropriate to insure against these risks. Our third-party insurance is subject to deductibles for which we establish reserves. In light of these risks, we are also committed to a strong safety and environmental compliance culture. We employ full-time and part-time regional safety managers, under the supervision of our full-time Vice President of Safety, and seek to maintain standardized safety and environmental policies, programs, procedures and personal protection equipment relative to each segment, including programs to train new employees, which apply to employees new to the industry and those new to the Company. To further emphasize our commitment to safety, we have also tied certain management incentives to specific safety performance results.

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

CUSTOMERS

We have a diverse customer base. During the twelve-month periods ended September 30, 2014, 2013 and 2012, no single customer accounted for more than 10% of our revenues. We will continue to emphasize developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategies and sales activities.

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues, as contractual commitments may change. The table below summarizes our backlog by segment:

	Years Ended September 30,
	2014	2013
	(Dollars in millions)
Communications	$72	$21
Residential	71	57
Commercial & Industrial	138	119
Infrastructure Solutions	5	7

Total	$286	$204

REGULATIONS

Our operations are subject to various federal, state and local laws and regulations, including:

•	licensing requirements applicable to electricians;

•	building and electrical codes;

•	regulations relating to worker safety and protection of the environment;

•	regulations relating to consumer protection, including those governing residential service agreements; and

•	qualifications of our business legal structure in the jurisdictions where we do business.

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

CAPITAL FACILITIES

During fiscal year 2014, the Company maintained a credit facility, as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The 2012 Revolving Credit Facility” of this Form 10-K. For a discussion of the Company’s capital resources, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Form 10-K.

FINANCIAL INFORMATION

For information on the Company’s financial information by segment, see Note 10, “Operating Segments” in the notes to our Consolidated Financial Statements.

EMPLOYEES

At September 30, 2014, we had 2,779 employees. We are party to two collective bargaining agreements within our Infrastructure Solutions segment. We believe that our relationship with our employees is strong.

LOCATIONS

We have 62 domestic locations serving the United States. In addition to our executive and corporate offices, we have 11 locations within our Communications business, 23 locations within our Residential business, 19 locations within our Commercial & Industrial business and nine locations within our Infrastructure Solutions business. This diversity helps to reduce our exposure to unfavorable economic developments in any given region.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to each executive officer is as follows:

James M. Lindstrom, 42, has served as President and Chief Executive Officer of the Company since October 3, 2011. He previously served as Interim President and Chief Executive Officer of the Company since June 30, 2011. Mr. Lindstrom was an employee at Tontine Associates, LLC, a private investment fund and an affiliate of our controlling shareholder from 2006 to October 3, 2011. From 2003 to 2006, Mr. Lindstrom was Chief Financial Officer of Centrue Financial Corporation, a regional financial services company, and had prior experience in private equity and investment banking. Mr. Lindstrom served as a director of Broadwind Energy, Inc. from October 2007 to May 2010 and has served as a board observer on multiple public and private boards.

Robert W. Lewey, 52, has served as Senior Vice President and Chief Financial Officer since January 20, 2012. From 2001 to 2006 and again since 2007, Mr. Lewey served as Director of Tax, Vice President, Tax and

Treasurer for IES. From 2006 to 2007, he served as Vice President, Tax for Sulzer US Holdings, Inc. From 1995 to 2001, Mr. Lewey served as Vice President, Tax for Metamor Worldwide, Inc., a leading provider of information technology solutions. Mr. Lewey began his career with Deloitte & Touche LLP.

Gail D. Makode, 39, has served as Senior Vice President, General Counsel and Corporate Secretary since October 15, 2012. Previously, Ms. Makode served in various legal positions at MBIA Inc. and its subsidiaries from 2006 to 2012, including as General Counsel and a Member of the Board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc. Prior to MBIA, Ms. Makode served as vice president and counsel for Deutsche Bank AG from 2003 to 2006, and before that, was an associate at Cleary, Gottlieb, Steen & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

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

AVAILABLE INFORMATION

General information about us can be found on our website at www.ies-corporate.com under “Investor Relations.” We file our interim and annual financial reports, as well as other reports required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the United States Securities and Exchange Commission (the “SEC”).

Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports are available free of charge through our website as soon as it is reasonably practicable after we file them with, or furnish them to, the SEC. You may also contact our Investor Relations department and they will provide you with a copy of these reports. The materials that we file with the SEC are also available free of charge through the SEC’s website at www.sec.gov. You may also read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1–800–SEC–0330.

In addition to the Code of Ethics for Financial Executives, we have adopted a Code of Business Conduct and Ethics for directors, officers and employees (the Legal Compliance and Corporate Policy Manual), and established Corporate Governance Guidelines and adopted charters outlining the duties of our Audit, Human Resources and Compensation and Nominating/Governance Committees, copies of which may be found on our website. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company.

Item 1A.  Risk Factors

You should consider carefully the risks described below, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”). On August 15, 2014, Tontine filed an amended Schedule 13D indicating its ownership level of 61.4%. As a result, Tontine can control most of our affairs, including the election of our directors, who in turn appoint executive management, and can control most actions requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders or stakeholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company. Pursuant to a shelf registration statement that was declared effective by the SEC on June 18, 2013, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings as long as the shelf registration statement remains effective, as described further in the shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement. Tontine’s sale of all or any portion of its shares could result in a change of control, which would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our executive severance plan.

Although publicly traded, our common stock has less liquidity than many other stocks listed on the NASDAQ Global Market.

The trading volume in our common stock on the NASDAQ Global Market has been relatively low when compared with larger companies listed on the NASDAQ Global Market or other stock exchanges. Although we have at times experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

The market price of our common stock may fluctuate in the future, and this volatility may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

We may issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock.

Our authorized capital includes 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2014, we had 21,767,700 shares of common stock outstanding and no shares of preferred stock outstanding. We have reserved for issuance 170,000 shares of common stock underlying options that are exercisable at a weighted average price of $5.46 per share. In addition, as of September 30, 2014 we had the ability to issue 648,029 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.

Although we presently do not have any intention of issuing additional common stock (other than pursuant to our equity compensation plans), we may do so in the future in order to meet our capital needs. Subject to applicable NASDAQ Listing Rules, our board of directors generally has the authority, without action by or vote of the stockholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or convertible securities will dilute the percentage ownership interest of our stockholders and may dilute the book value per share of our common stock.

Substantial sales of our common stock could adversely affect our stock price.

Sales of a substantial number of shares of our common stock by holders of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock by introducing a large number of shares into the market. Such sales, or the perception that such sales could occur, could cause the market price of our common stock to decline. We cannot predict whether future sales of our common stock, or the availability of our common stock for sale, will adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses, (“NOLs”), for federal and state income tax purposes. Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership could also result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. As of September 30, 2014, we have approximately $317 million of federal NOLs that are available to use to offset taxable income, exclusive of NOLs from the amortization of additional tax goodwill. Should a change in ownership occur, all NOLs incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income.

On January 28, 2013, we implemented the NOL Rights Plan, which was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. The NOL Rights Plan is designed to effectively dilute the ownership of such an acquirer through the offering of rights to the Company’s other stockholders that could be exercised upon the acquirer’s purchase of the Company’s stock in excess of the threshold amount. We can make no assurances the NOL Rights Plan will be effective in deterring a change in control or protecting or realizing NOLs.

Any decrease in the federal statutory tax rate, or other changes in federal tax statutes, could also cause a reduction in the economic benefit of the NOL currently available to us.

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

The markets in which Infrastructure Solutions does business are highly competitive, and we do not expect the level of competition that we face to decrease in the future. An increase in competitive pressures in these markets or our failure to compete effectively may result in pricing reductions, reduced gross margins, and loss of market share. Many of our competitors have longer operating histories, greater name recognition, more customers, and significantly greater financial, marketing, technical, and other competitive resources than we have. These competitors may be able to adapt more quickly to new technologies and changes in customer needs or devote greater resources to the development, promotion, and sale of their products and services. While we believe Infrastructure Solutions’ overall product and service offerings distinguish it from its competitors, these competitors could develop new products or services that could directly compete with Infrastructure Solutions’ products and services.

A failure to secure new contracts may adversely affect our cash flows and financial results.

Much of our revenue is derived from projects that are awarded through a competitive bid process. Contract bidding and negotiations are affected by a number of factors, including our own cost structure and bidding policies. The failure to bid and be awarded projects, cancellations of projects or delays in project start dates could affect our ability to deploy our assets profitably. When we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. Further, the winding down or completion of work on significant projects that are currently active will reduce our future revenue and earnings if we are unsuccessful in selling new work.

Many of our contracts may be canceled upon short notice, and we may be unsuccessful in replacing our contracts as they are completed. We could experience a decrease in profitability if we are unable to replace canceled, completed or expired contracts with new work. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers usually have no obligation to assign a specific amount of work to us.

In addition, our ability to secure new contracts depends on our ability to maintain all required electrical, construction and business licenses. If we fail to successfully transfer, renew or obtain such licenses where applicable, we may be unable to compete for new business.

We may be unsuccessful at integrating other companies that we may acquire, or new types of work, products or processes into our segments.

We are actively seeking to engage in acquisitions of operations, assets and investments, or to develop new types of work or processes, and we may seek to engage in dispositions of certain operations, assets or investments from time to time. If we are unable to successfully integrate newly acquired assets or operations or if we make untimely or unfavorable investments or dispositions, it could negatively impact the market value of our common stock. Additionally, any future acquisition, investment or disposition may result in significant changes in the composition of our assets and liabilities, and as a result, our financial condition, results of operations and the market value of our common stock following any such acquisition, investment or disposition may be affected by factors different from those currently affecting our financial condition, results of operations and market value of our common stock.

The difficulties of integrating a business, assets or operations potentially will include, among other things:

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

•	the demands of managing new locations, new personnel and new lines of business acquired.

Demand for our services is cyclical and vulnerable to economic downturns affecting the industries we serve.

Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the general economy and in the construction industry. Many of our customers depend on the availability of credit to purchase our services or electrical and mechanical products. Continued uncertainties or the return of constrained credit market conditions could have adverse effects on our customers, which would adversely affect our financial condition and results of operations. This continued uncertainty in economic conditions could have an adverse effect on our revenue and profits.

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

A significant portion of our revenues are recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method, which results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined to be probable and reasonably estimable and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

We may incur significant charges or be adversely impacted by the closure or sale of additional facilities.

While, historically, we have incurred significant costs associated with the closure or disposition of facilities, we will continue to evaluate the need for facility closures or dispositions from time to time in the future. If we were to elect to dispose of a substantial portion of any of our segments, the realized values of such actions could be substantially less than current book values, which would likely result in a material adverse impact on our financial results. In addition, we may have warranty claims or other unexpected liabilities from closed facilities beyond the closing date, which could adversely impact our financial returns.

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

We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. The cost of fuel, labor and materials, including copper wire, may vary significantly from the costs we originally estimate. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts, including our ability to successfully manage projects, may result in actual revenue and gross profits for a project differing from those we originally estimated, and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on our operating results.

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

Our billings under fixed price contracts in our electrical contracting business are generally based upon achieving certain milestones and will be accepted by the customer once we demonstrate those milestones have been met. If we are unable to demonstrate compliance with billing requests, or if we fail to issue a project billing, our likelihood of collection could be delayed or impaired, which, if experienced across several large projects, could have a materially adverse effect on our results of operations. Further, some of our customers may be highly leveraged, or may be subject to their own operating and regulatory risks, which may also limit their ability to pay.

Our reported operating results could be adversely affected as a result of goodwill impairment charges.

Accounting principles generally accepted in the United States of America (“GAAP”) require that goodwill attributable to each of our reporting units be tested at least annually, or when changes in circumstance indicate the carrying value of our reporting units may not be recoverable. Factors that could lead to impairment of goodwill include significant adverse changes in the business climate, declines in the financial condition of our business, and actual or projected operating results affecting our company as a whole or affecting any particular reporting unit. On an ongoing basis, we expect to perform impairment tests at least annually as of September 30. Impairment adjustments, if any, are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

The vendors who make up our supply chain may be adversely affected by the current operating environment and credit market conditions.

We are dependent upon the vendors within our supply chain to maintain a steady supply of inventory, parts and materials. Many of our segments are dependent upon a limited number of suppliers, and significant supply disruptions could adversely affect our operations. If market conditions deteriorate, such as a slowdown in construction activity or a tightening of the credit market, it is possible that one or more of our suppliers will be unable to meet the terms of our operating agreements due to financial hardships, liquidity issues or other reasons related to market conditions.

Our operations are subject to numerous physical hazards. If an accident occurs, it could result in an adverse effect on our business.

Hazards related to our industry include, but are not limited to, electrocutions, fires, machinery-caused injuries, mechanical failures and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and may result in suspension of operations. Our insurance does not cover all types or amounts of liabilities. In addition, if our safety record were to substantially deteriorate over time, our customers could cancel our contracts or not award us future business.

Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal controls over financial reporting and disclosure controls and procedures are designed to give reasonable assurance that they are effective and achieve their objectives. We cannot provide absolute assurance that all possible future control issues have been detected. These inherent limitations include the possibility that our judgments can be faulty, and that isolated breakdowns can occur because of human error or mistake. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error could occur without being detected.

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

We are subject to a number of environmental laws and regulations, including those concerning the handling, treatment, storage, and disposal of hazardous materials. These laws predominantly affect our Infrastructure Solutions business but may impact our other businesses. These environmental laws generally impose liability on present and former owners and operators, transporters and generators of hazardous materials for remediation of contaminated properties. We believe that our business is operating in compliance in all material respects with applicable environmental laws, many of which provide for substantial penalties for violations. There can be no assurance that future changes in such laws, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. In addition, if we do not comply with these laws and regulations, we could be subject to material administrative, civil or criminal penalties, or other liabilities. We may also be required to incur substantial costs to comply with current or future environmental and safety laws and regulations. Any such additional expenditures or costs that we may incur could hurt our operating results.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Facilities

At September 30, 2014, we maintained branch offices, warehouses, sales facilities and administrative offices at 62 locations. Substantially all of our facilities are leased. We lease our executive office located in Greenwich, Connecticut and our corporate office located in Houston, Texas. We believe that our properties are adequate for our present needs, and that suitable additional or replacement space will be available as required. For a breakdown of our offices by segment, see Item 1. “Business-Operating Segments” of this Form 10-K.

Item 3.  Legal Proceedings

For further information regarding legal proceedings, see Note 16, “Commitments and Contingencies — Legal Matters” in the notes to our Consolidated Financial Statements.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the ticker symbol “IESC.” The following table sets forth the daily high and low close price for our common stock as reported on NASDAQ for each of the four quarters of the fiscal years ended September 30, 2014 and 2013.

	High	Low
Year Ended September 30, 2014
First Quarter	$5.44	$4.00
Second Quarter	$6.59	$5.27
Third Quarter	$6.87	$5.85
Fourth Quarter	$8.37	$6.14

Year Ended September 30, 2013
First Quarter	$5.80	$3.90
Second Quarter	$6.50	$4.37
Third Quarter	$6.39	$4.22
Fourth Quarter	$5.89	$3.91

As of December 11, 2014, the closing market price of our common stock was $7.34 per share and there were approximately 392 holders of record.

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

Five-Year Stock Performance Graph

The graph below compares the cumulative 5-Year total return provided shareholders on Integrated Electrical Services, Inc.‘s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of seven companies that includes: Black Box Corp, Comfort Systems USA Inc., Furmanite Corp, MYR Group Inc., Pike Corp, Sterling Construction Company Inc. and Team Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index, and in the peer group on September 30, 2009 and its relative performance is tracked through September 30, 2014.

	Years ended September 30,
	2009	2010	2011	2012	2013	2014
Integrated Electrical Services, Inc.	$100.00	46.71	25.16	56.52	50.43	102.48
Russell 2000	$100.00	113.35	109.35	144.24	187.59	194.96
Peer Group	$100.00	91.88	84.21	103.49	139.27	122.78

Item 6.  Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical Consolidated Financial Statements of Integrated Electrical Services, Inc. and subsidiaries, and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

	Years Ended September 30,
	2014	2013	2012	2011	2010
	(In Thousands, Except Share Information)
Continuing Operations:
Revenues	$512,395	$494,593	$456,115	$406,141	$382,431
Cost of services	429,269	427,633	398,063	361,757	326,939

Gross profit	83,126	66,960	58,052	44,384	55,492
Selling, general and administrative expenses	75,571	66,598	58,609	63,321	74,251
Gain on sale of Assets	(86)	(64)	(168)	(6,555)	(128)
Asset impairment	—	—	—	4,804	—
Restructuring charges	—	—	—	—	763

Income (loss) from Operations	7,641	426	(389)	(17,186)	(19,394)

Other (income) expense:
Interest expense	1,574	1,771	2,324	2,210	3,271
Other expense (income), net	(203)	507	(96)	(7)	(18)

Income (loss) from operations before income taxes	6,270	(1,852)	(2,617)	(19,389)	(22,647)
Provision (benefit) for income taxes	748	326	38	172	(36)

Net income (loss) from continuing operations	$5,522	$(2,178)	$(2,655)	$(19,561)	$(22,611)

Discontinued Operations:
Loss from discontinued operations	(198)	(1,395)	(9,158)	(18,288)	(8,539)
Provision (benefit) for income taxes	—	—	(11)	(26)	5

Net loss discontinued operations	(198)	(1,395)	(9,147)	(18,262)	(8,544)

Net income (loss)	$5,324	$(3,573)	$(11,802)	$(37,823)	$(31,155)

Basic earnings (loss) per share:
Continuing operations	$0.30	$(0.14)	$(0.18)	$(1.30)	$(1.52)
Discontinued operations	$(0.01)	$(0.09)	$(0.60)	$(1.22)	$(0.57)

Total	$0.29	$(0.23)	$(0.78)	$(2.52)	$(2.09)

Diluted earnings (loss) per share:
Continuing operations	$0.30	$(0.14)	$(0.18)	$(1.30)	$(1.52)
Discontinued operations	$(0.01)	$(0.09)	$(0.60)	$(1.22)	$(0.57)

Total	$0.29	$(0.23)	$(0.78)	$(2.52)	$(2.09)

Shares used to calculate loss per share
Basic	18,417,564	15,460,424	15,123,052	14,986,534	14,899,288
Diluted	18,473,420	15,460,424	15,123,052	14,986,534	14,899,288

	Years Ended September 30,
	2014	2013	2012	2011	2010
	(In Thousands, Except Share Information)
Balance Sheet Data:
Cash and cash equivalents	$47,342	$20,757	$18,729	$35,577	$32,924
Working capital	72,073	45,467	43,001	61,721	82,202
Total assets	201,108	179,252	164,713	180,244	207,860
Total debt	10,208	13,772	10,480	10,498	11,256
Total stockholders’ equity	87,972	62,486	53,157	64,301	101,201

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

Industry Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, the degree to which in-house maintenance departments outsource maintenance and repair work, output levels and equipment utilization at heavy industrial facilities, and by railroad companies, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) population growth, which will increase the need for commercial and residential facilities, (ii) aging public infrastructure, which must be replaced or repaired, (iii) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending, and (iv) the low price of natural gas which is expected to spur the construction of and modifications to heavy industrial facilities. However, there can be no assurance that we will not experience a decrease in demand for our services due to economic, technological or other factors. For a further discussion of the industries in which we operate, please see Item 1. “Business—Operating Segments” of this Form 10-K.

Business Outlook

While differences exist among the Company’s segments, on an overall basis, demand for the Company’s services increased in fiscal 2014 as compared to fiscal 2013 resulting in aggregate year-over-year revenue growth. In addition, the Company’s previous investment in growth initiatives and other business-specific factors discussed below contributed to year-over-year revenue growth. Among our segments, year-over-year revenue growth rates during fiscal 2014 were led primarily by growth in our Residential segment and the addition of our Infrastructure

Solutions segment. The combination of increasing revenue, increasing project bid margins, effective project execution, and efficient scaling of operations as the economy improves have resulted in a return to profitability. Provided that no significant deterioration in general economic conditions occurs, the Company expects total revenues from existing businesses to increase on a year-over-year basis during fiscal 2015 due to an increase in overall demand for the services we provide. Despite this expectation of growth within certain segments, we remain focused on controlled growth within certain markets which continue to experience highly competitive margins and increasing costs.

To continue to grow our business, including through acquisitions, and to fund working capital, we may require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our 2012 Credit Facility, and our ability to raise funds in the capital markets as we did through a rights offering in fiscal year 2014, among many other factors. We anticipate that the combination of cash on hand, cash flows and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our fixed asset requirements will range from $3.0 to $4.0 million for the fiscal year ending on September 30, 2015, and we may acquire these assets either through capital expenditures or through lease agreements.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions. Expenses associated with our Corporate office are classified as a fifth segment. The following table presents selected historical results of operations of IES. The Infrastructure Solutions segment was added in connection with the acquisition of MISCOR in September 2013.

	Years Ended September 30,
	2014		2013		2012
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$512,395	100.0%	$494,593	100.0%	$456,115	100.0%
Cost of services	429,269	83.8%	427,633	86.5%	398,063	87.3%

Gross profit	83,126	16.2%	66,960	13.5%	58,052	12.7%
Selling, general and administrative expenses	75,571	14.7%	66,598	13.5%	58,609	12.8%
Gain on sale of assets	(86)	0%	(64)	0%	(168)	0%

Income (loss) from operations	7,641	1.5%	426	0.0%	(389)	(0.1)%

Interest and other expense, net	1,371	0.3%	2,278	0.5%	2,228	0.5%

Income (loss) from operations before income taxes	6,270	1.2%	(1,852)	(0.5)%	(2,617)	(0.6)%
Provision for income taxes	748	0.1%	326	0.1%	38	0.0%

Net income (loss) from continuing operations	5,522	1.1%	(2,178)	(0.6)%	(2,655)	(0.6)%

Net loss from discontinued operations	(198)	0.0%	(1,395)	(0.3)%	(9,158)	(2.0)%
Benefit for income taxes	—	0.0%	—	0.0%	(11)	0.0%

Net loss from discontinued operations	(198)	0.0%	(1,395)	(0.3)%	(9,147)	(2.0)%

Net income (loss)	$5,324	1.1%	$(3,573)	(0.9)%	$(11,802)	(2.6)%

Consolidated revenues for the year ended September 30, 2014 were $17.8 million greater than for the year ended September 30, 2013, an increase of 3.6%. Revenues increased primarily due to the inclusion of a full year of results for our Infrastructure Solutions segment, which contributed $47.6 million of revenues for the year ended

September 30, 2014, compared with $2.2 million in 2013. Additionally, our Residential segment continued to grow. These increases in revenue were partly offset by declines in our Communications and Commercial & Industrial segments.

Our overall gross profit percentage increased to 16.2% during the year ended September 30, 2014 as compared to 13.5% during the year ended September 30, 2013. Excluding the impact of the Infrastructure Solutions business acquired in September 2013, gross profit percentage would have increased from 13.5% to 15.7%. Gross profit as a percentage of revenue increased at both our Residential and Commercial & Industrial segments, partly offset by a slight decrease at our Communications segment. Infrastructure Solutions contributed $10.0 million to our consolidated gross profit at a margin of 20.9%, which included an impact of $0.5 million of additional costs associated with the sale of inventory that was written up to fair value in purchase accounting upon the acquisition of MISCOR in September of 2013.

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

During the year ended September 30, 2014, our selling, general and administrative expenses were $75.6 million, an increase of $9.0 million, or 13.5%, as compared to the year ended September 30, 2013. The addition of our Infrastructure Solutions business contributed $9.3 million of additional costs. Further, we experienced higher personnel costs in connection with increased profitability in our Residential segment and $0.3 million of additional costs due to leadership changes in our Infrastructure Solutions segment. These increases were slightly offset by a reduction in acquisition related costs, as our 2013 results included $3.0 million of such costs.

Communications

2014 Compared to 2013

	Years Ended September 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$116,073	100.0%	$126,348	100.0%
Gross Profit	21,169	18.2%	23,784	18.8%
Selling, general and administrative expenses	13,481	11.6%	13,610	10.8%

Revenue. Revenues decreased by $10.3 million during the year ended September 30, 2014, an 8.1% decrease compared to the year ended September 30, 2013. The decrease is primarily the result of the completion of certain high-tech manufacturing projects performed in 2013, which did not recur in 2014. Revenues from high-tech manufacturing projects were $7.5 million during the year ended September 30, 2014, compared to $30.6 million during the year ended September 30, 2013. However, revenues attributable to data centers increased to $43.8 million for the year ended September 30, 2014 compared to $38.7 million for the year ended September 30, 2013. Data center revenue increased due to an expansion of our customer base in this market; partly offset by the decision of a large customer to procure its own materials to be used in our work, rather than sourcing those materials through us. Additionally, increased revenues from audio-visual and security work, as well as large distribution center projects, helped offset the decline in high-tech manufacturing revenue.

Gross Profit. Gross profit during the year ended September 30, 2014 decreased $2.6 million, or 11.0%, as compared to the year ended September 30, 2013. Gross profit as a percentage of revenue decreased 0.6% to

18.2% for the year ended September 30, 2014, due primarily to the relatively high margins on certain high-tech manufacturing projects which were ongoing in the year ended September 30, 2013, but did not recur in 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 million, or 1.0%, during the year ended September 30, 2014 compared to the year ended September 30, 2013. Selling, general and administrative expenses as a percentage of revenues in the Communication segment increased 0.8% to 11.6% of segment revenue during the year ended September 30, 2014 compared to the year ended September 30, 2013. Although costs were reduced, cost as a percentage of revenue still increased, as revenue declined, but certain of our costs were not reduced in light of an anticipated increase in activity for 2015. Additionally, we incurred $0.5 million of costs in connection with establishing new branches in Northern California and Texas in the year ended September 30, 2014.

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

Residential

2014 Compared to 2013

	Years Ended September 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$182,514	100.0%	$162,611	100.0%
Gross Profit	33,829	18.5%	27,227	16.7%
Selling, general and administrative expenses	27,947	15.3%	25,447	15.6%

Revenue. Revenues increased $19.9 million during the year ended September 30, 2014, an increase of 12.2% as compared to the year ended September 30, 2013. Single-family construction revenues increased by $16.3 million, primarily in Texas, where the economy has experienced continued growth and population expansion. Revenues for our multi-family construction increased by $2.9 million during the year ended September 30, 2014, as overall market conditions have continued to improve. Multi-family construction projects were primarily driven by increased demand for rental housing, student housing, and senior living facilities throughout the regions in which we operate. Revenue was impacted to a lesser degree by decreases in solar installations and increases in cable and service activity.

Gross Profit. During the year ended September 30, 2014, our Residential segment experienced a $6.6 million, or 24.3%, increase in gross profit as compared to the year ended September 30, 2013. Gross profit increased due to higher volume of both single-family and multi-family projects, offset by lower volume and reduced gross margin percentage in solar projects. Total Residential gross margin increased to 18.5% for the year ended September 30, 2014, compared with 16.7% for 2013. Gross margin percentage increased by 2.9%, within single-family, and 2.2% within multi-family, offset to a lesser degree by a reduction in gross margin on cable and services activity. As demand has increased within the single-family business and copper prices have become more stable, profitability has increased.

Selling, General and Administrative Expenses. Our Residential segment experienced a $2.5 million, or 9.8%, increase in selling, general and administrative expenses during the year ended September 30, 2014 compared to the year ended September 30, 2013. However, selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased 0.3% to 15.3% of segment revenue during the year ended September 30, 2014. The primary driver of the increase was the cost of incentive compensation for our operations managers, which grew from $6.0 million for the year ended September 30, 2013 to $10.0 million for the year ended September 30, 2014. We believe this incentive compensation structure, which is based on a profit-sharing model, is typical in the industry. While incentive and compensation cost increased as a result of increased activity and profitability, these increases were partly offset by a reduction in legal fees and bad debt expense for the year ended September 30, 2014 compared to the year ended September 30, 2013.

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

Commercial & Industrial

2014 Compared to 2013

	Years Ended September 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$166,249	100.0%	$203,481	100.0%
Gross Profit	18,168	10.9%	15,524	7.6%
Selling, general and administrative expenses	14,479	8.7%	14,362	7.1%

Revenue. Revenues decreased $37.2 million during the year ended September 30, 2014, a decrease of 18.3% compared to the year ended September 30, 2013. Our Commercial & Industrial segment is impacted not only by construction industry trends, but also specific industry and local economic trends. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. During the year ended September 30, 2014, our revenue decrease was the result of large commercial projects for which we recognized substantial revenue in the year ended September 30, 2013, but are now complete or nearing completion.

Gross Profit. Gross profit during the year ended September 30, 2014 increased by $2.6 million, or 17.0%, as compared to the year ended September 30, 2013. Commercial & Industrial’s gross margin percentage increased 3.3% to 10.9% during the year ended September 30, 2014. The increase in margin was primarily the result of improved productivity, as well as a more selective bidding strategy. In particular, we recognized improved margins in the year ended September 30, 2014 as compared to 2013 on our ongoing major project related to the construction of an infectious disease facility which has been underway since 2009. However, gross margin on this project is still below average for our commercial projects in both 2013 and 2014. Project bid margins have continued to improve in 2014; however, the market remains competitive, and we expect continued pressure on our ability to increase project bid margins in most of the markets we serve.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended September 30, 2014 increased by $0.1 million, or 0.8%, compared to the year ended September 30, 2013.

Selling, general and administrative expense as a percentage of revenues in the Commercial & Industrial segment increased by 1.6% during the year ended September 30, 2014, reflective of higher incentive compensation costs in connection with increased profitability.

2013 Compared to 2012

	Years Ended September 30,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$203,481	100.0%	$204,649	100.0%
Gross Profit	15,524	7.6%	19,148	9.4%
Selling, general and administrative expenses	14,362	7.1%	17,166	8.4%

Revenue. Revenues decreased $1.2 million during the year ended September 30, 2013, a decrease of 0.6% compared to the year ended September 30, 2012. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. During the year ended September 30, 2013, our revenue decrease was the result of the completion of large commercial projects early in the fiscal year, offset by a lesser degree by increased utility and industrial projects.

Gross Profit. Gross profit during the year ended September 30, 2013 decreased by $3.6 million, or 18.9%, as compared to the year ended September 30, 2012. Commercial & Industrial’s gross margin percentage decreased 1.8% to 7.6% during the year ended September 30, 2013. The decrease in margin was primarily due to a total of $2.1 million of job underperformance on four projects in one of our commercial branches, and $3.0 million due to the recognition of higher projected costs on a significant commercial project involving the construction of an infectious disease facility that commenced in 2009. The higher costs related to this significant commercial project are due to various delays and other impacts resulting in lower productivity rates than originally estimated and which are anticipated to continue for the remainder of the project. These projected costs resulted in a lower anticipated gross profit percentage on the project and a reduction in gross profit recognized to date. While we expect the project to be completed profitably, the project is outside of the maximum size and duration criteria within our risk management parameters that were implemented in mid-2011. This decrease in margin was offset by improvements in gross profits in multiple projects. While we have experienced some reprieve in project bid margins, particularly in our industrial branches, the competitive market that has existed during the prolonged recession has continued to constrain significant increases in project bid margins in most commercial markets.

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

Infrastructure Solutions

2014 Compared to 2013

	Years Ended September 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$47,559	100.0%	$2,153	100.0%
Gross Profit	9,960	20.9%	425	19.7%
Selling, general and administrative expenses	9,346	19.7%	337	15.7%

Our Infrastructure Solutions business was acquired on September 13, 2013. Therefore, amounts shown above include the results of operations beginning September 13, 2013 only. Revenues for our Infrastructure Solutions segment were $47.6 million for the year ended September 30, 2014, and include $34.4 million from industrial services and $13.2 million from engine components services. Our gross profit from industrial services was $7.2 million at a 20.2% margin, reflecting both revenue growth and an improvement in gross margins subsequent to our acquisition. This gross profit included an impact of $0.5 million of additional costs associated with the sale of inventory that was written up to fair value in purchase accounting upon the acquisition of the business in 2013. The business climate for engine components services has been more challenging during the second half of the year ended September 30, 2014, as we have experienced a decrease in demand for our engine repair services from certain large customers. However, demand has begun to increase subsequent to September 30, 2014. The engine components service line reported gross profit of $2.8 million at a margin of 21.3% for the year ended September 30, 2014. The Infrastructure Solutions segment reported $9.3 million of general and administrative expense for the year ended September 30, 2014.

Interest and Other Expense, net

	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Interest expense	$1,189	$1,249	$1,755
Deferred financing charges	385	522	569

Total interest expense	1,574	1,771	2,324

Other (income) expense, net	(203)	507	(96)

Total interest and other expense, net	$1,371	$2,278	$2,228

Interest Expense

During the year ended September 30, 2014, we incurred interest expense of $1.6 million primarily comprised of interest expense from the Wells Fargo Term Loan, an average letter of credit balance of $6.8 million under the 2012 Credit Facility and an average unused line of credit balance of $23.8 million. This compares to interest expense of $1.8 million for the year ended September 30, 2013, on a debt balance primarily comprised of the Wells Fargo Term Loan, an average letter of credit balance of $7.4 million under the 2012 Credit Facility and an average unused line of credit balance of $22.6 million.

For the year ended September 30, 2012, we incurred interest expense of $2.3 million on a debt balance primarily comprised of the Tontine Term Loan, Insurance Financing Agreements, an average letter of credit balance of $8.8 million under the 2006 Credit Facility and an average unused line of credit balance of $29.7 million.

Other (Income) Expense

During the year ended September 30, 2013, we recorded a net charge of $1.2 million to fully reserve for an outstanding receivable arising from a settlement agreement with a former surety. The reserve, which was comprised of the write-off of the entire balance of $1.7 million, partly offset by a subsequent recovery of $0.5 million, was recorded as other expense within our Consolidated Statements of Comprehensive Income. During the year ended September 30, 2014, we recovered an additional $0.1 million of this receivable, which we also recorded as Other (income) expense within our Consolidated Statements of Comprehensive Income. Please refer to Note 16, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 8 of this Quarterly Report on Form 10-K for additional information.

During the year ended September 30, 2013, we recorded a liability of $0.7 million for contingent purchase consideration in conjunction with the Asset Purchase Agreement with the Acro Group. As a result of a change in the fair value of the liability resulting from a decrease in the likelihood of the contingent consideration being paid, we reduced the liability to $0.1 million during the year ended September 30, 2013, resulting in other income of $0.6 million. During the year ended September 30, 2014, the liability was settled without any contingent consideration being paid. Accordingly, we have reduced the liability to zero and recorded an additional $0.1 million as other income within our Consolidated Statements of Comprehensive Income.

PROVISION FOR INCOME TAXES

Our provision for income taxes increased from $0.3 million for the year ended September 30, 2013 to $0.7 million for the year ended September 30, 2014. The increase is mainly attributable to a $0.3 million increase related to federal income tax provision and a $0.1 million increase in state income tax provision. We provided a valuation allowance for the federal income tax benefit resulting from the loss from operations for the year ended September 30, 2013. As a result, we did not recognize any net benefit for federal income taxes for the year ended September 30, 2013.

Our provision for income taxes increased from $38 thousand for the year ended September 30, 2012 to $0.3 million for the year ended September 30, 2013. The increase is mainly attributable to a decrease in the reversal of unrecognized tax benefits, resulting in a $0.2 million increase in the income tax expense and a $0.1 million increase in state income tax provision. We provided a valuation allowance for the federal income tax benefit resulting from the loss from operations for the years ended September 30, 2014 and 2013, respectively. As a result, we did not recognize any net benefit for federal income taxes for the years ended September 30, 2013 and 2012.

WORKING CAPITAL

During the year ended September 30, 2014, working capital increased by $26.6 million from September 30, 2013, reflecting a $23.9 million increase in current assets and a $2.7 million decrease in current liabilities during the period.

During the year ended September 30, 2014, our current assets increased by $23.9 million, or 16.6%, to $168.0 million, as compared to $144.0 million as of September 30, 2013. Cash and cash equivalents increased by $26.6 million during the year ended September 30, 2014 as compared to September 30, 2013, primarily due to proceeds we received from our common stock rights offering in August, 2014, which raised net proceeds of approximately $19.6 million, as well as cash generated by our operating activities. The current trade accounts receivables, net, increased by $3.9 million at September 30, 2014, as compared to September 30, 2013. Days sales outstanding (“DSOs”) decreased to 54 as of September 30, 2014 from 59 as of September 30, 2013. The improvement was driven predominantly by increased collection efforts. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. Inventory decreased $4.1 million during the year ended September 30, 2014 compared to September 30, 2013, due primarily to the timing of materials usage on certain of our Commercial & Industrial jobs, as well as a decrease in solar inventory at our Residential segment. We also experienced a $2.0 million decrease in retainage during the year ended September 30, 2014 compared to September 30, 2013.

During the year ended September 30, 2014, our total current liabilities decreased by $2.7 million to $95.9 million, compared to $98.6 million as of September 30, 2013. Current maturities of long-term debt decreased by $3.6 million during the year ended September 30, 2014 compared to September 30, 2013 primarily due to the amendment of our 2012 Credit Facility in September, 2014. This amendment eliminated our term loan, and borrowings outstanding under that term loan are now outstanding under the revolving credit facility, which matures in August 2018. This decrease was partly offset by additional billings in excess of costs, which increased by $1.2 million during the year ended September 30, 2014 compared to September 30, 2013.

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

As of September 30, 2014, the estimated cost to complete our bonded projects was approximately $55.4 million. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of September 30, 2014, we utilized $0.3 million of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had cash and cash equivalents of $47.3 million, working capital of $72.1 million, and $6.9 million of letters of credit outstanding under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility or raise funds in the capital markets, if needed.

We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a credit facility (as amended, the “2012 Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). We have subsequently entered into four amendments to the 2012 Credit Facility and entered into an Amended and Restated Credit and Security Agreement (the “Amended Credit Agreement”) as of September 24, 2014, which increased the maximum revolver amount under the 2012 Credit Facility from $30 million to $60 million, and extended the maturity date by one year to August 9, 2018. In addition, under the Amended Credit Agreement, the Company eliminated its term loan facility so that borrowings that would previously have been made under the term loan facility, including borrowings for acquisitions, will now be made under the revolving credit facility with terms more favorable than the term loan facility, including a lower interest rate, as described below.

The 2012 Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

The 2012 Credit Facility contains customary affirmative, negative and financial covenants. At September 30, 2014, we were subject to the financial covenant under the 2012 Credit Facility requiring, at any time that our Liquidity (the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability, as defined in the Amended Credit Agreement) is less than $20 million or our Excess Availability is less than $5 million, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. At September 30, 2014, our Liquidity was $64.7 million and our Excess Availability was $17.3 million, and as such, we were not required to maintain a Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at September 30, 2014, our Fixed Charge Coverage Ratio was 1.7:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at September 30, 2014, provides us with the ability to use cash on hand or to draw on our 2012 Credit Facility such that we can fall below the Excess Availability and Liquidity minimum thresholds described above without violating our financial covenant.

Our Fixed Charge Coverage Ratio is calculated as (i) our trailing twelve month EBITDA (as defined in the 2012 Credit Facility), less non-financed capital expenditures (other than capital expenditures financed by means of an advance under the 2012 Credit Facility) cash taxes and certain pass-through tax liabilities, divided by (ii) the sum of our cash interest and principal debt payments (other than repayment of principal on advances under the 2012 Credit Facility) and all Restricted Junior Payments (as defined in the 2012 Credit Facility) (other than pass-through tax liabilities) and other cash distributions. As defined in the 2012 Credit Facility, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses, interest expense, income taxes, depreciation and amortization and increases in any change in LIFO reserves.

If in the future our Liquidity or Excess Availability fall below $20 million or $5 million, respectively, and at that time our Fixed Charge Coverage Ratio is less than 1.0:1.0, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under our 2012 Credit Facility, it would result in an event of default under our 2012 Credit Facility, which could result in some or all of our indebtedness becoming immediately due and payable.

Borrowings under the 2012 Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables, inventories and personal property and equipment. Under the terms of the 2012 Credit Facility, amounts outstanding bear interest at a per annum rate equal to a Daily Three Month LIBOR (as defined in the Amended Credit Agreement), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

Level	Thresholds	Interest Rate Margin

I	Liquidity ≤ $20,000 at any time during the period; or Excess Availability ≤ $7,500 at any time during the period; or Fixed charge coverage ratio < 1.0:1.0	3.00 percentage points

II	Liquidity > $20,000 at all times during the period; and Liquidity ≤ $30,000 at any time during the period; and Excess Availability $7,500; and Fixed charge coverage ratio ≥ 1.0:1.0	2.50 percentage points

III	Liquidity > $30,000 at all times during the period; and Excess Availability > $7,500; and Fixed charge coverage ratio ≥ 1.0:1.0	2.00 percentage points

In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.50% per annum, (2) a collateral monitoring fee ranging from $1 thousand to $2 thousand, based on the then-applicable interest rate margin, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Amended Credit Agreement.

At September 30, 2014, we had $17.3 million under the 2012 Credit Facility that was available to us without triggering or violating our financial covenant, $6.9 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $10.2 million

The Tontine Term Loan

On December 12, 2007, we entered into the Tontine Term Loan, a $25 million senior subordinated loan agreement, with Tontine, which the Company terminated and prepaid in full through a final payment of $10 million in February, 2013.

Rights Offering

On August 7, 2014, we completed a $20 million rights offering (the “Rights Offering”). In the Rights Offering, the Company distributed, at no charge, to the holders of shares of its common stock one non-transferable subscription right for each share of common stock owned as of the record date. Each right entitled the holder thereof to purchase from the Company 0.214578135 shares of common stock at a subscription price of $5.20 per share, which represented a discount to the market price of the common stock at the closing of the offering. In addition, holders who purchased all of the shares of common stock available to them pursuant to their Basic Subscription Rights were entitled to subscribe, at the same subscription price of $5.20 per share, for a portion of any shares of common stock that other holders did not purchase through the exercise of their Basic Subscription Rights, subject to certain limitations (the “Over-Subscription Privilege”). The Rights Offering was fully subscribed, after giving effect to the exercise of Over-Subscription Privileges, and we received net proceeds of approximately $19.6 million, after deducting estimated offering expenses, for the issuance of 3,846,150 shares of common stock in the Rights Offering.

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

Investments

From time to time, the company may invest in non-controlling positions in the debt or equity securities of other businesses. In October 2014, our Board approved an investment policy that permits the Company to invest our cash in liquid and marketable securities that include equities and fixed income securities, subject to Board approval of any such investment over $500,000. Equity securities may include unrestricted, publicly traded stock that is listed on a major exchange or a national, over-the-counter market and that is appropriate for our portfolio objectives, asset class, and/or investment style, and fixed income securities are required to have an investment grade credit quality at the time of purchase.

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

Operating activities provided net cash of $12.6 million during the year ended September 30, 2014, as compared to $2.0 million of net cash provided in the year ended September 30, 2013. In addition to higher net income in the year ended September 30, 2014 as compared to the year ended September 30, 2013, we ended fiscal 2014 with lower levels of working capital in connection with decreased inventory and other current asset balances.

Operating activities provided net cash of $2.0 million during the year ended September 30, 2013, as compared to $7.4 million of net cash used in the year ended September 30, 2012. We used substantially less cash to reduce our accounts payable and accrued expenses in 2013. We utilized inventory on hand during 2013 in the completion of large projects within our Communications segment. Our billings in excess of cost in fiscal 2013 decreased by $4.6 million as compared to the prior year.

Investing Activities

In the year ended September 30, 2014, net cash used in investing activities was $2.0 million as compared to $4.8 million of net cash used by investing activities in the year ended September 30, 2013. Investing activities for the year ended September 30, 2014 relate to capital expenditures. Investing activities in the year ended September 30, 2013 were comprised of $5.2 million used in conjunction with the acquisition of MISCOR and the acquisition of certain assets from the Acro Group, and $0.4 million used for capital expenditures, offset by $0.8 million in proceeds from the sale of a building. Investing activities in the year ended September 30, 2012 included $1.9 million used for capital expenditures.

Financing Activities

Financing activities provided net cash of $16.0 million in the year ended September 30, 2014 compared to $4.8 million in the year ended September 30, 2013. For the year ended September 30, 2014, we raised $19.6 million through a rights offering. This was partly offset by $3.5 million used for repayments on our 2012 Credit Facility and $0.2 used for the repurchase of common stock to satisfy employee payroll tax withholding obligations. For the year ended September 30, 2013, we entered into the Wells Fargo Term Loan in fiscal 2013, repaid the Tontine Term Loan, and repaid $5.6 million in debt acquired immediately subsequent to the MISCOR acquisition. Financing activities in the year ended September 30, 2013 also included the release of $7.1 million in restricted cash, as the requirement to cash collateralize borrowings on our 2012 Credit Facility was removed.

Financing activities in the year ended September 30, 2012 included an increase of $7.1 million in restricted cash to satisfy the requirement of our 2012 Credit Facility. Additionally, $0.3 million and $0.2 million were used for the repayment of debt and the repurchase of common stock to satisfy payroll tax withholding obligations, respectively.

CONTROLLING SHAREHOLDER

On August 15, 2014, Tontine filed an amended Schedule 13D indicating its ownership level of 61.4% of the Company’s outstanding common stock. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, on February 20, 2013, pursuant to a Registration Rights Agreement, Tontine delivered a request to the Company for registration of all of the shares of IES common stock that it held at that time, and on February 21, 2013, the Company filed a shelf registration statement (as amended, the “Shelf Registration Statement”) to register those of Tontine’s shares. The Shelf Registration Statement was declared effective by the SEC on June 18, 2013. As long as the Shelf Registration Statement remains effective, Tontine will have the ability to resell any or all of its registered shares from time to time in one or more offerings, as described in the Shelf Registration Statement and in any prospectus supplement filed in connection with an offering pursuant to the Shelf Registration Statement.

Should Tontine sell, exchange, or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. As of September 30, 2014 we had approximately $459 million of federal NOLs that are available to use to offset taxable income, inclusive of NOLs from the amortization of additional tax goodwill. As of September 30, 2014 we had approximately $317 million of federal NOLs that are available to use to offset taxable income, exclusive of NOLs from the amortization of additional tax goodwill. On January 28, 2013, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”) that was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. The NOL Rights Plan was filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on January 28, 2013 and any description thereof is qualified in its entirety by the terms of the NOL Rights Plan. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of control or protecting or realizing the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our 2012 Credit Facility, bonding agreements with our sureties and our executive severance plan.

On February 13, 2013, we repaid the remaining $10.0 million of principal and accrued interest we had outstanding on a term loan we had outstanding with Tontine.

On March 13, 2013, the Company announced the entry into the Agreement and Plan of Merger with MISCOR, which was amended by the First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013 (as amended, the “Merger Agreement”). As of July 24, 2013, Tontine beneficially owned 49.9% of the issued and outstanding shares of MISCOR common stock. Given Tontine’s significant holdings in both the Company and MISCOR, only the disinterested members of the IES Board of Directors voted on, and unanimously approved, the Merger Agreement. In addition, MISCOR established a special committee of independent directors that voted on and approved the Merger Agreement and recommended approval of the Merger Agreement by the MISCOR full board of directors. After receiving approval from the special committee, the disinterested members of the MISCOR board of directors unanimously approved the Merger Agreement. The merger was finalized on September 13, 2013. In connection with the merger, Tontine elected to receive stock consideration in exchange for 100% of its shares of MISCOR common stock tendered pursuant to the merger, such that, according to its amended Schedule 13D filed on September 13, 2013, its ownership of IES common stock increased from approximately 56.7% immediately prior to the merger to approximately 58.0% immediately following the merger.

On March 29, 2012, we entered into a sublease agreement with Tontine Associates, LLC, an affiliate of our controlling shareholder, for corporate office space in Greenwich, Connecticut. The lease originally extended from April 1, 2012 through March 31, 2014, with monthly payments due in the amount of $6 thousand, and was renewed in March 2014 for a subsequent two-year term at the same monthly rate. The lease has terms at market rates and payments by the Company are at a rate consistent with that paid by Tontine Associates, LLC to its landlord.

James M. Lindstrom has served as Chief Executive Officer and President of the Company since October 3, 2011. Mr. Lindstrom previously served in such capacities on an interim basis beginning in June 2011 and has served as Chairman of the Company’s Board of Directors since February 2011. Mr. Lindstrom was an employee of Tontine from 2006 until October 2011.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2014, $0.6 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2014, $6.3 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2014, we did not have any open purchase commitments.

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

As of September 30, 2014, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$—	$—	$10,208	$—	$10,208
Operating lease obligations	5,204	9,645	1,516	278	16,643

Total	$5,204	$9,645	$11,724	$278	$26,851

(1)	The tabular amounts exclude the interest obligations that will be created if the debt obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	2015	2016	2017	Thereafter	Total
Standby letters of credit	$6,918	$—	$—	$—	$6,918
Other commitments	—	—	—	—	—

Total	$6,918	$—	$—	$—	$6,918

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the Consolidated Financial Statements, and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our Consolidated Financial Statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates.

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

Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, over 90% of our revenues are based on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). Approximately 6% of our revenues are earned from contracts where we are paid on a time and materials basis, and from time to time, we may enter into contracts on a cost plus basis. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year.

We complete most of our projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method. Revenues recognized on a percentage-of-completion basis, all of which are fixed price arrangements, comprised approximately 60% of our total revenue for the year ended December 31, 2014. The percentage-of-completion method for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Valuation of Intangibles and Long-Lived Assets. We evaluate goodwill for potential impairment at least annually at year end, however, if impairment indicators exist, we will evaluate as needed. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we perform an impairment test by calculating the fair value of the reporting unit and comparing this calculated fair value with the carrying value of the reporting unit. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. We did not record goodwill impairment during the years ended September 30, 2014, 2013 or 2012.

Each reporting period, we assess impairment indicators related to long-lived assets and intangible assets. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates could materially impact our results of operations or financial projections. We recorded long-lived or intangible asset impairment during the years ended September 30, 2013 and 2012 of $0.2 million and $0.7 million, respectively, which was primarily attributable to real estate we sold at September 30, 2013. The impairment charges were recorded to reduce the carrying value of the property to its current expected fair value. No impairment charges were recorded in the year ended September 30, 2014.

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

Risk-Management. We are insured for workers’ compensation, automobile liability, general liability, construction defects, pollution, employment practices and employee-related health care claims, subject to deductibles. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate; however, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents incurred but not reported and the effectiveness of our safety program. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2014, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2011 and forward are subject to audit as are prior tax years, to the extent of unutilized net operating losses generated in those years.

We anticipate that approximately $6 thousand in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominantly due to the expiration of the statutes of limitation for unrecognized tax benefits.

New Accounting Pronouncements. Recent accounting pronouncements are described in Note 2, “Summary of Significant Accounting Policies — New Accounting Pronouncements” in the notes to our Consolidated Financial Statements, and at relevant sections in this discussion and analysis.

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

While all of the long-term debt outstanding under our 2012 Credit Facility is structured on floating interest rate terms, approximately 90% of our long-term debt outstanding as of September 30, 2014 was effectively subject to fully floating interest rate terms after giving effect to our interest rate hedging arrangement. A one percentage point increase in the interest rates on our long-term debt outstanding under our 2012 Credit Facility as of September 30, 2014 would cause a $0.1 million pre-tax annual increase in interest expense.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Integrated Electrical Services, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries (“the Company”) as of September 30, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries at September 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Houston, Texas

December 12, 2014

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	September 30, 2014	September 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,342	$20,757
Accounts receivable:
Trade, net of allowance of $780 and $980, respectively	77,459	73,540
Retainage	15,442	17,473
Inventories	16,048	20,147
Costs and estimated earnings in excess of billings on uncompleted contracts	8,591	8,336
Prepaid expenses and other current assets	3,075	3,772

Total current assets	167,957	144,025

PROPERTY AND EQUIPMENT, net	10,188	10,414
GOODWILL	14,993	13,924
INTANGIBLE ASSETS	3,503	4,138
OTHER NON-CURRENT ASSETS	4,467	6,751

Total assets	$201,108	$179,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	—	3,562
Accounts payable and accrued expenses	74,032	74,320
Billings in excess of costs and estimated earnings on uncompleted contracts	21,852	20,676

Total current liabilities	95,884	98,558

LONG-TERM DEBT, net of current maturities	10,208	10,210
OTHER NON-CURRENT LIABILITIES	7,044	7,998

Total liabilities	113,136	116,766

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 and 18,203,379 shares issued and 21,767,700 and 17,944,322 outstanding, respectively	220	182
Treasury stock, at cost, 281,829 and 259,057 shares, respectively	(2,394)	(2,332)
Additional paid-in capital	194,719	174,514
Accumulated other comprehensive income	(2)	17
Retained deficit	(104,571)	(109,895)

Total stockholders’ equity	87,972	62,486

Total liabilities and stockholders’ equity	$201,108	$179,252

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Years Ended September 30,
	2014	2013	2012
Revenues	$512,395	$494,593	$456,115
Cost of services	429,269	427,633	398,063

Gross profit	83,126	66,960	58,052
Selling, general and administrative expenses	75,571	66,598	58,609
Gain on sale of assets	(86)	(64)	(168)

Income (loss) from operations	7,641	426	(389)

Interest and other (income) expense:
Interest expense	1,574	1,771	2,324
Other (income) expense, net	(203)	507	(96)

Income (loss) from continuing operations before income taxes	6,270	(1,852)	(2,617)
Provision for income taxes	748	326	38

Net income (loss) from continuing operations	$5,522	$(2,178)	$(2,655)

Discontinued operations (Note 19)
Loss from discontinued operations	(198)	(1,395)	(9,158)
Benefit for income taxes	—	—	(11)

Net loss from discontinued operations	(198)	(1,395)	(9,147)

Net income (loss)	$5,324	$(3,573)	$(11,802)

Unrealized gain (loss) on interest hedge, net of tax	(19)	17	—
Comprehensive income (loss)	$5,305	$(3,556)	$(11,802)

Income (loss) per share:
Continuing operations	$0.30	$(0.14)	$(0.18)
Discontinued operations	$(0.01)	$(0.09)	$(0.60)

Basic	$0.29	$(0.23)	$(0.78)

Diluted income (loss) per share:
Continuing operations	$0.30	$(0.14)	$(0.18)
Discontinued operations	$(0.01)	$(0.09)	$(0.60)

Diluted	$0.29	$(0.23)	$(0.78)

Shares used in the computation of income (loss) per share
Basic	18,417,564	15,460,424	15,123,052
Diluted	18,473,420	15,460,424	15,123,052

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		APIC	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2011	15,407,802	$154	(451,329)	$(5,595)	$164,263	$—	$(94,520)	$64,302
Restricted stock grant	—	—	107,500	1,322	(1,322)	—	—	—
Forfeiture of restricted stock	—	—	(32,277)	(92)	92	—	—	—
Acquisition of treasury stock	—	—	(54,296)	(181)	—	—	—	(181)
Non-cash compensation	—	—	—	—	838	—	—	838
Net loss	—	—	—	—	—	—	(11,802)	(11,802)

BALANCE, September 30, 2012	15,407,802	$154	(430,402)	$(4,546)	$163,871	$—	$(106,322)	$53,157

Restricted stock grant	—	—	266,814	2,649	(2,649)	—	—	—
Acquisition of treasury stock	—	—	(95,469)	(435)	—	—	—	(435)
Non-cash compensation	—	—	—	—	1,430	—	—	1,430
Interest rate swap		—	—	—	—	17	—	17
Issuance of stock related to acquisition	2,795,577	28	—	—	11,862	—	—	11,890
Net loss	—	—	—	—	—	—	(3,573)	(3,573)

BALANCE, September 30, 2013	18,203,379	$182	(259,057)	$(2,332)	$174,514	$17	$(109,895)	$62,486

Restricted stock grant	—	—	13,500	117	(117)	—	—	—
Acquisition of treasury stock	—	—	(36,272)	(179)	—	—	—	(179)
Non-cash compensation	—	—	—	—	711	—	—	711
Interest rate swap	—	—	—	—	—	(19)	—	(19)
Shares issued in rights offering	3,846,150	38	—	—	19,611	—	—	19,649
Net income (loss)	—	—	—	—	—	—	5,324	5,324

BALANCE, September 30, 2014	22,049,529	$220	(281,829)	$(2,394)	$194,719	$(2)	$(104,571)	$87,972

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended September 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,324	$(3,573)	$(11,802)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	170	4	(858)
Deferred financing cost amortization	385	286	209
Depreciation and amortization	2,526	2,552	2,146
Loss on sale of assets	218	119	44
Non-cash compensation expense	711	1,430	838
Impairment	—	1,475	688
Deferred income taxes	—	—	(39)
Changes in operating assets and liabilities
Accounts receivable	(4,137)	3,987	11,130
Inventories	3,788	2,523	(6,698)
Costs and estimated earnings in excess of billings on uncompleted contracts	(256)	(155)	1,782
Prepaid expenses and other current assets	2,295	670	(273)
Other non-current assets	592	(625)	211
Accounts payable and accrued expenses	39	(1,201)	(10,114)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,176	(4,579)	5,670
Other non-current liabilities	(233)	(959)	(305)

Net cash provided by (used in) operating activities	12,598	1,954	(7,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,982)	(444)	(1,877)
Proceeds from sales of property and equipment	—	829	—
Cash paid in conjunction with business combination	—	(5,155)	—

Net cash used in investing activities	(1,982)	(4,770)	(1,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	15,167	—
Repayments of debt	(3,502)	(17,042)	(264)
Purchase of treasury stock	(179)	(436)	(181)
Change in restricted cash	—	7,155	(7,155)
Issuance of shares through rights offering	19,650	—	—

Net cash provided by (used in) financing activities	15,969	4,844	(7,600)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	26,585	2,028	(16,848)
CASH AND CASH EQUIVALENTS, beginning of period	20,757	18,729	35,577

CASH AND CASH EQUIVALENTS, end of period	$47,342	$20,757	$18,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	2014	2013	2012
Cash paid for interest	$1,149	$1,115	$1,646
Cash paid for income taxes	$732	$496	$436

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

•

Infrastructure Solutions – Provider of industrial and rail services, and electrical and mechanical solutions to domestic and international customers. This segment was created in connection with the September 2013 acquisition of MISCOR.

The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.

Our Communications segment is a leading provider of network infrastructure products and services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, high-tech manufacturing, educational and information technology industries. We also provide the design and installation of audio/visual, telephone, fire, wireless and intrusion alarm systems as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 11 offices, which include our Communications headquarters located in Tempe, Arizona, allowing for dedicated onsite maintenance teams at our customers’ sites.

Our Residential segment provides electrical installation services for single-family housing and multi-family apartment complexes and CATV cabling installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment has expanded its offerings by providing services for the installation of residential solar power, smart meters, electric car charging stations and stand-by generators, both for new construction and existing residences. The Residential segment is made up of 23 locations, which include our Residential headquarters in Houston. These segment locations geographically cover Texas, the Sun-Belt, and the Western and Mid-Atlantic regions of the United States, including Hawaii.

Our Commercial & Industrial segment is one of the largest providers of electrical contracting services in the United States. The segment offers a broad range of electrical design, construction, renovation, engineering and maintenance services to the commercial and industrial markets. The Commercial & Industrial segment consists of 19 locations, which include our Commercial & Industrial headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon and the Mid-Atlantic region. Services include the design of electrical systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts, or projects which require specific market expertise, such as transmission and distribution and power generation

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

facilities. We also focus on service, maintenance and certain renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of commercial and industrial projects, and maintenance services which generally provide recurring revenues that are typically less affected by levels of construction activity.

Our Infrastructure Solutions segment provides maintenance and repair services, including electric motor repair and rebuilding for the steel, railroad, marine, petrochemical, pulp and paper, wind energy, mining, automotive and power generation industries. Infrastructure Solutions repairs and services industrial lifting magnets for the steel and scrap industries, provides locomotive maintenance, remanufacturing, and repair services to the rail industry, and manufactures and rebuilds power assemblies, engine parts, and other components for large diesel engines. Infrastructure Solutions is comprised of nine locations, headquartered in Ohio. These segment locations geographically cover Alabama, Indiana, Ohio, West Virginia, Maryland and California.

Controlling Shareholder

At September 30, 2014, Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. For a more complete discussion on our relationship with Tontine, please refer to Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IES and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Asset Impairment

During the fiscal year ended September 30, 2014, the Company incurred no asset impairment charges.

During the fiscal years ended September 30, 2013 and 2012, the Company recorded pretax non-cash asset impairment charges of $200 and $688, respectively, related to real estate held by our Commercial & Industrial segment. The real estate was held within a location selected for closure during 2011. This impairment was to adjust the carrying value of real estate held for sale to the estimated market value less expected selling expenses. The real estate was sold on September 30, 2013. The impairment charges are included in our net loss from discontinued operations within our Consolidated Statements of Comprehensive Income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in analyzing goodwill, investments, intangible assets and long-lived asset impairments

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

and adjustments, allowance for doubtful accounts receivable, stock-based compensation, reserves for legal matters, realizability of deferred tax assets, unrecognized tax benefits and self-insured claims liabilities and related reserves.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories generally consist of raw materials, work in process, finished goods, and parts and supplies held for use in the ordinary course of business. Inventory is valued at the lower of cost or market generally using the historical average cost or first-in, first-out (FIFO) method. When circumstances dictate, we write down inventory to its estimated realizable value based on assumptions about future demand, market conditions, plans for disposal, and physical condition of the product. Where shipping and handling costs on inventory purchases are borne by us, these charges are included in inventory and charged to cost of services upon use in our projects or the providing of services.

Securities and Equity Investments

Our investments in entities where we do not have the ability to exercise significant influence are accounted for using the cost method of accounting. Each period, we evaluate whether an event or change in circumstances has occurred that may indicate an investment has been impaired. If, upon further investigation of such events, we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Goodwill

Goodwill attributable to each reporting unit is tested for impairment by comparing the fair value of each reporting unit with its carrying value. These impairment tests are required to be performed at least annually. On an ongoing basis (absent any impairment indicators), we perform an impairment test annually using a measurement date of September 30. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we perform an impairment test by calculating the fair value of the reporting unit and comparing this calculated fair value with the carrying value of the reporting unit.

We estimate the fair value of the reporting unit based on both a market approach and an income approach, using discounted estimated future cash flows. The market approach uses market multiples of enterprise value to earnings before interest, taxes, depreciation and amortization for comparable publicly traded companies. The income approach relies on significant estimates for future cash flows, projected long-term growth rates, and the weighted average cost of capital.

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

Debt Issuance Costs

Debt issuance costs are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $385, $522 and $568, respectively, for the years ended 2014, 2013 and 2012. Remaining unamortized capitalized debt issuance costs were $1,158 and $1,449 at September 30, 2014, and September 30, 2013, respectively.

Revenue Recognition

Revenue is generally recognized once the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the price of the product or service is fixed and determinable, and (iv) collectability is reasonably assured. Costs associated with these products and services are recognized within the period they are incurred.

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

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management believes will generally be billed and collected within the next twelve months. Also included in this asset, from time to time, are claims and unapproved change orders which are amounts we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Claims are limited to costs incurred and are recorded at estimated realizable value when collection is probable and can be reasonably estimated. We do not recognize profits on project costs incurred in connection with claims. Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred. As of September 30, 2014, 2013 and 2012, there were no material revenues recorded associated with any outstanding claims. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, completion of specified units or at the completion of the contract.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be collectible are written off as deemed necessary in the period such determination is made. As is common in our industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. These receivables are primarily associated with a few divisions within our Commercial & Industrial segment. Certain other receivables are slow-pay in nature and require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of September 30, 2014.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation on a quarterly basis. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2014, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, our results could be affected. We have determined to fully reserve against such an occurrence.

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

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. Each year, we compile our historical data pertaining to the insurance experiences and actuarially developed the ultimate loss associated with our insurance programs other than pollution coverage, which was obtained in connection with the MISCOR acquisition. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs.

The undiscounted ultimate losses of all insurance reserves at September 30, 2014 and 2013, was $4,489 and $5,306, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows:

Year Ended September 30:
2015	$1,322
2016	906
2017	609
2018	402
2019	210
Thereafter	1,040

Total	$4,489

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

We elect to discount the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended September 30, 2014 and 2013, the discount rate used was 1.8 percent and 1.4 percent, respectively. The present value of all insurance reserves for the employee group health claims, workers’ compensation, auto and general liability recorded at September 30, 2014 and 2013 was $4,560 and $4,963, respectively. Our employee group health claims are anticipated to be resolved within the year ended September 30, 2015.

We had letters of credit totaling $6,347 outstanding at September 30, 2014 to collateralize our high deductible insurance obligations.

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

During the years ended September 30, 2013 and 2012, we evaluated certain of our long-lived assets for impairments. These evaluations resulted in impairment charges as described above under “Asset Impairment”. For the year ended September 30, 2014, no indicators of impairment were identified.

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits and accounts receivable. We grant credit, usually without collateral, to our customers, who are generally large public companies, contractors and homebuilders throughout the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, specifically, within the construction, homebuilding and mission critical facility markets. However, we are entitled to payment for work performed and generally have certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to manage potential credit risk. We routinely maintain cash balances in financial institutions in excess of federally insured limits. We periodically assess the financial condition of these institutions where these funds are held and believe the credit risk is minimal. We maintain the majority of our cash and cash equivalents in money market mutual funds.

No single customer accounted for more than 10% of our revenues for the years ended September 30, 2014, 2013 and 2012.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a loan agreement, and an interest rate swap agreement. We believe that the carrying value of financial instruments, with the exception of our cost method investment in EnerTech Capital Partners II L.P. (“Enertech”), a private investment fund, in the accompanying Consolidated Balance Sheets,

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

approximates their fair value due to their short-term nature. The carrying value of our debt approximates fair value, as debt incurs interest at a variable rate.

We estimate the fair value of our investment in EnerTech (Level 3) using quoted market prices for underlying publicly traded securities, and estimated enterprise values determined using cash flow projections and market multiples of the underlying non-public companies. For additional information, please refer to Note 6, “Detail of Certain Balance Sheet Accounts – Securities and Equity Investments – Investment in EnerTech.”

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

Deferred Compensation Plans

The Company maintains a rabbi trust to fund certain deferred compensation plans. The securities held by the trust are classified as trading securities. The investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2014 and 2013. The changes in fair values are recorded as unrealized gains (losses) as a component of other income (expense) in the Consolidated Statements of Comprehensive Income.

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

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management’s evaluation of the circumstances and management’s plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. We will be required to perform an annual assessment of our ability to continue as a going concern when this standard

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

becomes effective for us in the first quarter of our fiscal year ended September 30, 2018; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

3.  CONTROLLING SHAREHOLDER

At September 30, 2014, Tontine was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, in 2013 Tontine delivered a request to the Company pursuant to a Registration Rights Agreement for registration of all of its shares of IES common stock held at that time, and on February 21, 2013, the Company filed a shelf registration statement to register those of Tontine’s shares. The shelf registration statement was declared effective by the SEC on June 18, 2013. As long as the shelf registration statement remains effective, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings, as described in the shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement.

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses (“NOLs”) for federal and state income tax purposes. On January 28, 2013, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”) that is designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. For additional information on the NOL Rights Plan please see our Current Report on Form 8-K, filed with the SEC on January 28, 2013. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of control or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our 2012 Credit Facility, bonding agreements with our sureties and our severance arrangements.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years	Years Ended September 30, 2014	2013
Land	N/A	$889	$689
Buildings	5-20	3,582	3,762
Transportation equipment	3-5	1,263	1,688
Machinery and equipment	3-10	7,362	7,251
Leasehold improvements	5-10	2,312	2,313
Information systems	2-8	15,624	15,408
Furniture and fixtures	5-7	689	776

		$31,721	$31,887
Less — Accumulated depreciation and amortization		(21,739)	(21,570)
Construction in Progress		206	97

Property and equipment, net		$10,188	$10,414

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Depreciation and amortization expense from continuing operations was $2,526, $2,552 and $2,075, respectively, for the years ended September 30, 2014, 2013 and 2012.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table reconciles the components of the basic and diluted loss per share for the years ended September 30, 2014, 2013 and 2012:

	Years Ended September 30,
	2014	2013	2012
Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$5,500	$(2,178)	$(2,655)
Net income (loss) from continuing operations attributable to restricted shareholders	22	—	—

Net income (loss) from continuing operations	$5,522	$(2,178)	$(2,655)

Net loss from discontinued operations attributable to common shareholders	$(198)	$(1,395)	$(9,147)
Net loss from discontinued operations	$(198)	$(1,395)	$(9,147)

Net income (loss) attributable to common shareholders	$5,302	$(3,573)	$(11,802)
Net income attributable to restricted shareholders	22	—	—

Net income (loss)	$5,324	$(3,573)	$(11,802)

Denominator:
Weighted average common shares outstanding — basic	18,417,564	15,460,424	15,123,052
Effect of dilutive stock options and non-vested restricted stock	55,856	—	—

Weighted average common and common equivalent shares outstanding — diluted	18,473,420	15,460,424	15,123,052

Basic income (loss) per share:
Basic income (loss) per share from continuing operations	$0.30	$(0.14)	$(0.18)
Basic loss per share from discontinued operations	$(0.01)	$(0.09)	$(0.60)
Basic income (loss) per share	$0.29	$(0.23)	$(0.78)
Diluted income (loss) per share:
Diluted income (loss) per share from continuing operations	$0.30	$(0.14)	$(0.18)
Diluted loss per share from discontinued operations	$(0.01)	$(0.09)	$(0.60)
Diluted income (loss) per share	$0.29	$(0.23)	$(0.78)

On August 7, 2014, we completed a rights offering of common stock to our stockholders at a subscription price that was lower than the market price of our common stock at closing of the offering. For information on the

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

rights offering, please see “Note 11 – Stockholders’ Equity.” The rights offering was deemed to contain a bonus element that is similar to a stock dividend requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0340. Weighted average shares for the years ended September 30, 2013 and 2012 prior to giving effect to the rights offering were 14,952,054 and 14,625,776 , respectively.

6.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts on accounts and long-term receivables consists of the following:

	Years Ended September 30,
	2014	2013
Balance at beginning of period	$980	$1,788
Additions to costs and expenses	170	133
Deductions for uncollectible receivables written off, net of recoveries	(370)	(941)

Balance at end of period	$780	$980

Accounts payable and accrued expenses consist of the following:

	Years Ended September 30,
	2014	2013
Accounts payable, trade	$38,639	$40,659
Accrued compensation and benefits	22,076	18,057
Accrued insurance liabilities	4,560	4,963
Other accrued expenses	8,757	10,641

	$74,032	$74,320

Contracts in progress are as follows:

	Years Ended September 30,
	2014	2013
Costs incurred on contracts in progress	$281,764	$362,822
Estimated earnings	32,088	42,464

	313,852	405,286
Less — Billings to date	(327,113)	(417,626)

Net contracts in progress	$(13,261)	$(12,340)

Costs and estimated earnings in excess of billings on uncompleted contracts	8,591	8,336
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(21,852)	(20,676)

Net contracts in progress	$(13,261)	$(12,340)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Other non-current assets are comprised of the following:

	Years Ended September 30,
	2014	2013
Deposits	$250	$999
Deferred tax assets	298	1,631
Executive Savings Plan assets	625	591
Securities and equity investments	919	919
Other	2,375	2,611

Total	$4,467	$6,751

Securities and Equity Investments

Investment in EnerTech

At September 30, 2014 and 2013, we held an investment in EnerTech Capital Partners II L.P. (“EnerTech), a private investment fund. As our investment was 2.21 % of the overall ownership in EnerTech at September 30, 2014 and 2013, we account for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. The carrying value of our investment in EnerTech at September 30, 2014 and 2013 was $919.

The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of September 30, 2014 and 2013:

	Years Ended September 30,
	2014	2013
Carrying value	$919	$919
Unrealized gains	94	138

Fair value	$1,013	$1,057

At each reporting date, the Company performs an evaluation of impairment for securities to determine if any unrealized losses are other-than-temporary. For equity securities, this evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset and liability management objectives and securities portfolio objectives. Based on the results of this evaluation, we believe the unrealized gain at September 30, 2014 indicated our investment was not impaired.

In December 31, 2013, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund through December 31, 2014. The fund is expected to terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2015 with the consent of the fund’s valuation committee.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

7.  DEBT

Debt consists of the following:

	September 30, 2014	September 30, 2013
Term Loan	$—	$13,708
Revolving Loan	10,208	—
Capital leases and other	—	64

Total debt	10,208	13,772
Less — Current maturities of long-term debt	—	3,562

Total long-term debt	$10,208	$10,210

At September 30, 2014, we had $17,334 available to us under the 2012 Credit Facility (as defined below), $6,918 in outstanding letters of credit with Wells Fargo and $10,208 outstanding borrowings on our Revolving Loan (as defined below). All amounts outstanding under our Revolving Loan are due and payable in 2018, upon expiration of the 2012 Credit Facility, and all amounts described as available are available without triggering our financial covenant under the 2012 Credit Facility.

For the years ended September 30, 2014, 2013 and 2012, we incurred interest expense of $1,574, $1,771 and $2,324, respectively.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a credit facility (as amended, the “2012 Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). We have subsequently entered into three amendments to the 2012 Credit Facility and entered into an Amended and Restated Credit and Security Agreement (the “Amended Credit Agreement”) as of September 24, 2014, which increased the maximum revolver under the 2012 Credit Facility amount from $30 million to $60 million, and extended the maturity date by one year to August 9, 2018. In addition, under the Amended Credit Agreement, the Company eliminated its term loan facility so that borrowings that would previously have been made under the term loan facility, including borrowings for acquisitions, will now be made under the revolving credit facility with terms more favorable than the term loan facility, including a lower interest rate (as described below).

The 2012 Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

The 2012 Credit Facility contains customary affirmative, negative and financial covenants. At September 30, 2014, we were subject to the financial covenant under the 2012 Credit Facility requiring, at any time that our Liquidity (the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability, as defined in the Amended Credit Agreement) is less than $20 million or our Excess Availability is less than $5 million, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. At September 30, 2014, our Liquidity was $64,676 and our Excess Availability was $17,334, and as such, we were not required to maintain a

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at September 30, 2014, our Fixed Charge Coverage Ratio was 1.7:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at September 30, 2014, provides us with the ability to use cash on hand or to draw on our 2012 Credit Facility such that we can fall below the Excess Availability and Liquidity minimum thresholds described above without violating our financial covenant.

Our Fixed Charge Coverage Ratio is calculated as (i) our trailing twelve month EBITDA (as defined in the 2012 Credit Facility), less non-financed capital expenditures (other than capital expenditures financed by means of an advance under the 2012 Credit Facility), cash taxes and certain pass-through tax liabilities, divided by (ii) the sum of our cash interest and principal debt payments (other than repayment of principal on advances under the 2012 Credit Facility) and all Restricted Junior Payments (as defined in the 2012 Credit Facility) (other than pass-through tax liabilities) and other cash distributions. As defined in the 2012 Credit Facility, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses, interest expense, income taxes, depreciation and amortization and increases in any change in LIFO reserves.

If in the future our Liquidity or Excess Availability fall below $20 million or $5 million, respectively, and at that time our Fixed Charge Coverage Ratio is less than 1.0:1.0, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under our 2012 Credit Facility, it would result in an event of default under our 2012 Credit Facility, which could result in some or all of our indebtedness becoming immediately due and payable.

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

Level	Thresholds	Interest Rate Margin

I	Liquidity ≤ $20,000 at any time during the period; or Excess Availability ≤ $7,500 at any time during the period; or Fixed charge coverage ratio < 1.0:1.0	3.00 percentage points

II	Liquidity > $20,000 at all times during the period; and Liquidity ≤ $30,000 at any time during the period; and Excess Availability $7,500; and Fixed charge coverage ratio ≥ 1.0:1.0	2.50 percentage points

III	Liquidity > $30,000 at all times during the period; and Excess Availability > $7,500; and Fixed charge coverage ratio ≥ 1.0:1.0	2.00 percentage points

In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.50% per annum, (2) a collateral monitoring fee ranging from $1 thousand to $2 thousand, based on the then-applicable interest rate margin, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Amended Credit Agreement.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

At September 30, 2014, the carrying value of amounts outstanding on our Revolving Loan approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a level 2 measurement.

8.  LEASES

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

For a discussion of leases with certain related parties which are included below, see Note 12, “Related-Party Transactions.”

Rent expense was $5,300, $3,764 and $3,461 for the years ended September 30, 2014, 2013 and 2012, respectively, and included within the selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Future minimum lease payments under these non-cancelable operating leases with terms in excess of one year are as follows:

Year Ended September 30:
2015	$5,204
2016	6,735
2017	2,910
2018	1,177
2019	339
Thereafter	278

Total	$16,643

9.  INCOME TAXES

Federal and state income tax provisions for continuing operations are as follows:

	Years Ended September 30,
	2014	2013	2012
Federal:
Current	$183	$—	$—
Deferred	182	—	—
State:
Current	554	363	253
Deferred	(171)	(37)	(215)

	$748	$326	$38

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income (loss) before income taxes is as follows:

	Years Ended September 30,
	2014	2013	2012
Provision (benefit) at the statutory rate	$2,195	$(648)	$(918)
Increase resulting from:
Non-deductible expenses	563	1,269	490
State income taxes, net of federal deduction	544	377	106
Change in valuation allowance	—	—	581
Other	—	29	—
Decrease resulting from:
Change in valuation allowance	(2,547)	(651)	—
Contingent tax liabilities	(1)	(50)	(206)
Other	(6)	—	(15)

	$748	$326	$38

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	Years Ended September 30,
	2014	2013
Deferred income tax assets:
Allowance for doubtful accounts	$295	$370
Accrued expenses	8,171	7,023
Net operating loss carryforward	107,072	110,259
Various reserves	1,363	1,022
Equity losses in affiliate	200	235
Share-based compensation	419	2,732
Capital loss carryforward	3,976	4,100
Intangible assets	1,071	683
Other	1,268	1,651

Subtotal	123,835	128,075
Less valuation allowance	121,878	126,500

Total deferred income tax assets	$1,957	$1,575

Deferred income tax liabilities:
Property and equipment	$608	$570
Intangible assets	827	—
Other	219	123

Total deferred income tax liabilities	1,654	693

Net deferred income tax assets	$303	$882

In 2002, we adopted a tax accounting method change that allowed us to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

amortizable tax basis in goodwill. We believe the realization of the additional tax basis in goodwill is not more likely than not and have not recorded a deferred tax asset. Although a deferred tax asset has not been recorded through September 30, 2014, we have derived a cumulative cash tax reduction of $11,485 from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. In addition, the amortization of the additional tax goodwill has resulted in additional federal net operating loss carry forwards of $142,014 and state net operating loss carry forwards of $15,058. We believe the realization of the additional net operating loss carry forwards is not more likely than not and have not recorded a deferred tax asset. We have $38 of tax basis in the additional tax goodwill that will be amortized during the year ended September 30, 2015.

As of September 30, 2014, we had available approximately $459,426 of federal net tax operating loss carry forward for federal income tax purposes, including $142,014 resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2022. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our utilization after the change date of our net operating loss in existence as of the change of control date was subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses was approximately $20,000 for the first five tax years subsequent to the change in ownership and $16,000 thereafter. Approximately $295,318 of federal net operating losses will not be subject to this limitation. Also, after applying the Section 382 limitation to available state net operating loss carry forwards, we had available approximately $153,375 state net tax operating loss carry forwards, including $15,058 resulting from the additional amortization of tax goodwill which begins to expire as of September 30, 2015 . We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2014, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, GAAP guidelines place considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss for the three years ended September 30, 2014. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided valuation allowances of $117,059 for all federal deferred tax assets and $4,819 for certain state deferred tax assets. We believe that $859 and $114 of federal and state deferred tax assets, respectively, will be realized by offsetting reversing deferred tax liabilities. In addition, we have $955 of net state deferred tax assets that we expect will be realized, and therefore valuation allowances were not provided for these assets. We also have certain deferred tax liabilities that may not be offset by deferred tax assets, and for which we have recorded a deferred tax liability of $652. As a result, we have recorded a net deferred tax asset of $303 on our consolidated balance sheets. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on a quarterly basis.

As a result of the reorganization and related adjustment to the book basis in goodwill, we have tax basis in excess of book basis in amortizable goodwill of approximately $24,190. The tax basis in amortizable goodwill in excess of book basis is not reflected as a deferred tax asset. To the extent the amortization of the excess tax basis results in a cash tax benefit, the benefit will first go to reduce goodwill, then other long-term intangible assets, and then tax expense.

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

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	Years Ended September 30,
	2014	2013
Balance at October 1,	$55,612	$54,920
Additions for position related to current year	468	747
Additions for positions of prior years	2	8
Reduction resulting from the lapse of the applicable statutes of limitations	3	63
Reduction resulting from settlement of positions of prior years	—	—

Balance at September 30,	$56,079	$55,612

As of September 30, 2014 and 2013, $56,079 and $55,612, respectively, of unrecognized tax benefits would result in a decrease in the provision for income tax expense, of which $50,759 and $50,311 for each of those years, respectively, relates to net operating loss from additional goodwill resulting from the tax accounting method change discussed above. We believe the realization of the net operating losses resulting from the tax accounting method change is not more likely than not and have not recorded a deferred tax asset. However, if we are partially or fully successful in defending our tax accounting method change we may realize a portion or all of the deferred tax asset related to this net operating loss, offset by an increase in the valuation allowance. We anticipate that approximately $6 of unrecognized tax benefits, including accrued interest, may reverse in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits.

We had approximately $7 and $6 accrued for the payment of interest and penalties at September 30, 2014 and 2013, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2011 and forward are subject to federal audit as are tax years prior to September 30, 2011, to the extent of unutilized net operating losses generated in those years. The tax years ended September 30, 2010 and forward are subject to state audits as are tax years prior to September 30, 2010, to the extent of unutilized net operating losses generated in those years.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The net deferred income tax assets and liabilities are comprised of the following:

	Years Ended September 30,
	2014	2013
Current deferred income taxes:
Assets	$201	$442
Liabilities	196	286

Net deferred tax asset, current	$5	$156

Noncurrent deferred income taxes:
Assets	$1,961	$1,631
Liabilities	1,663	905

Net deferred tax asset, non-current	298	726

Net deferred income tax assets	$303	$882

10.  OPERATING SEGMENTS

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Segment information for the years ended September 30, 2014, 2013 and 2012 is as follows:

	Years Ended September 30, 2014
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$116,073	$182,514	$166,249	$47,559	$—	$512,395
Cost of services	94,904	148,685	148,081	37,599	—	429,269

Gross profit	21,169	33,829	18,168	9,960	—	83,126
Selling, general and administrative	13,481	27,947	14,479	9,346	10,318	75,571
Gain on sale of assets	6	4	(46)	(50)	—	(86)

Income (loss) from operations	$7,682	$5,878	$3,735	$664	$(10,318)	$7,641

Other data:
Depreciation and amortization expense	$414	$491	$270	$980	$371	$2,526
Capital expenditures	331	420	266	828	137	1,982
Total assets	$30,415	$40,555	$43,937	$27,272	$58,929	$201,108

	Years Ended September 30, 2013
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$126,348	$162,611	$203,481	$2,153	$—	$494,593
Cost of services	102,564	135,384	187,957	1,728	—	427,633

Gross profit	23,784	27,227	15,524	425	—	66,960
Selling, general and administrative	13,610	25,447	14,362	337	12,842	66,598
Loss (gain) on sale of assets	—	(17)	(46)	—	(1)	(64)

Income (loss) from operations	$10,174	$1,797	$1,208	$88	$(12,841)	$426

Other data:
Depreciation and amortization expense	$372	$807	$247	$38	$1,088	$2,552
Capital expenditures	269	209	270	5	—	753
Total assets	$24,858	$36,838	$55,342	$27,889	$34,325	$179,252

	Years Ended September 30, 2012
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$121,492	$129,974	$204,649	$—	$—	$456,115
Cost of services	103,288	109,274	185,501	—	—	398,063

Gross profit	18,204	20,700	19,148	—	—	58,052
Selling, general and administrative	13,431	19,703	17,166	—	8,309	58,609
Loss (gain) on sale of assets	(60)	24	(132)	—	—	(168)

Income (loss) from operations	$4,833	$973	$2,114	$—	$(8,309)	$(389)

Other data:
Depreciation and amortization expense	$260	$375	$244	$—	$1,196	$2,075
Capital expenditures	569	666	341	—	301	1,877
Total assets	$29,603	$33,927	$65,929	$—	$35,254	$164,713

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

11.  STOCKHOLDERS’ EQUITY

Common Stock Rights Offering

On August 7, 2014, we completed a $20,000 rights offering (the “Rights Offering”). In the Rights Offering, the Company distributed, at no charge, to the holders of shares of its common stock on July 7, 2014, one non-transferable subscription right for each share of common stock owned. Each right entitled the holder thereof to purchase from the Company 0.214578135 shares of common stock at a subscription price of $5.20 per share, which represented a discount to the market price of the common stock at the closing of the offering. In addition, holders who purchased all of the shares of common stock available to them were entitled to subscribe, at the same subscription price of $5.20 per share, for a portion of any shares of common stock that other holders did not purchase, subject to certain limitations (the “Over-Subscription Privilege”). The Rights Offering was fully subscribed, after giving effect to the exercise of Over-Subscription Privileges, and we received net proceeds of approximately $19,649, after deducting estimated offering expenses, for the issuance of 3,846,150 shares of common stock.

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

Equity Incentive Plan

The 2006 Equity Incentive Plan became effective on May 12, 2006 (as amended, the “2006 Equity Incentive Plan”). The 2006 Equity Incentive Plan provides for grants of stock options as well as grants of stock, including restricted stock. This plan provided for approximately 2.0 million shares of common stock authorized for issuance under the 2006 Equity Incentive Plan, of which approximately 648,029 shares are available for issuance at September 30, 2014.

Treasury Stock

During the year ended September 30, 2014, we repurchased 36,272 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan. We issued 13,500 shares out of treasury stock under our share-based compensation programs for restricted shares granted.

Restricted Stock

Restricted Stock Awards:

Fiscal Year	Shares Granted	Weighted Average Fair Value at Date of Grant	Shares Vested	Shares Outstanding	Expense recognized through September 30, 2014
2012	107,500	2.07	71,667	35,833	216
2013	12,500	5.00	4,167	8,333	40
2014	13,500	5.42	—	13,500	15

During the years ended September 30, 2014, 2013 and 2012, we recognized $201, $374, and $536, respectively, in compensation expense related to these restricted stock awards. At September 30, 2014, the unamortized

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

compensation cost related to outstanding unvested restricted stock was $88. We expect to recognize $52 and $26 of this unamortized compensation expense during the years ended September 30, 2015 and 2016, respectively and $10 thereafter. A summary of restricted stock awards for the years ended September 30, 2014, 2013 and 2012 is provided in the table below:

	Years Ended September 30,
	2014	2013	2012
Unvested at beginning of year	159,246	257,826	376,200
Granted	13,500	12,500	107,500
Vested	(115,080)	(111,080)	(192,973)
Forfeited	—	—	(32,901)

Unvested at end of year	57,666	159,246	257,826

The fair value of shares vesting during the years ended September 30, 2014, 2013 and 2012 was $571, $528 and $661, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting. The weighted average grant date fair value of unvested restricted stock at September 30, 2014 was $3.28.

All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the years ended September 30, 2014, 2013 and 2012, we recognized $243, $295, and $159 in compensation expense related to these grants.

From time to time, PSUs are granted to employees. These PSUs are paid via unrestricted stock grants to each employee upon the satisfaction of the grant terms. We record compensation expense for the PSUs granted to employees over the grant vesting period. For the years ended September 30, 2014, 2013 and 2012, we recognized zero, $651, and $129 in compensation expense related to these grants.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Stock Options

We utilized a binomial option pricing model to measure the fair value of stock options granted. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is not considered under the binomial option pricing model that we utilize. We did not issue stock options during the years ended September 30, 2014 and 2012. The assumptions used in the fair value method calculation for the year ended September 30, 2013 are disclosed in the following table:

Year Ended September 30, 2013
Weighted average value per option granted during the period	$3.43
Dividends (1)	$—
Stock price volatility (2)	66.6%
Risk-free rate of return	0.9%
Option term	10.0 years
Expected life	6.0 years
Forfeiture rate (3)	10.0%

(1)	We do not currently pay dividends on our common stock.
(2)	Based upon the Company’s historical volatility.
(3)	Based upon the Company’s historical data.

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

The following table summarizes activity under our stock option plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2011	20,000	$3.24
Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2012	20,000	$3.24
Options granted	150,000	5.76
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2013	170,000	$5.46

Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2014	170,000	$5.46

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes options outstanding and exercisable at September 30, 2014:

Exercise Prices	Outstanding as of September 30, 2014	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of September 30, 2014	Weighted-Average Exercise Price
$3.24	20,000	6.80	$3.24	20,000	$3.24
$5.76	150,000	8.58	$5.76	—	$—

	170,000		$5.46	20,000	$3.24

Our 2011 options vested over a three year period at a rate of one-third per year upon the annual anniversary date of the grant. Our 2013 options cliff vest at the end of a two year period ending at the anniversary date of the grant. All options expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire July 2021 and May 2023.

During the years ended September 30, 2014, 2013 and 2012, we recognized $267, $110 and $14, respectively, in compensation expense related to our stock option awards. At September 30, 2014, the unamortized compensation cost related to outstanding unvested stock options was $145. We expect to recognize all $145 of this unamortized compensation expense during the year ended September 30, 2015.

The intrinsic value of stock options outstanding and exercisable was $57 and $36 at September 30, 2014 and 2013, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

12.  RELATED-PARTY TRANSACTIONS

On September 13, 2013, we completed the acquisition of 100% of the voting equity interests of MISCOR Group, Ltd. (“MISCOR”). Prior to the transaction, our controlling shareholder Tontine owned approximately 49.9% of MISCOR. See Note 18, “Business Combination”, for further information.

In December 2007, we entered into a $25,000 term loan with Tontine, a related party. On April 30, 2010, the Company issued a $15,000 payment towards the Tontine Term Loan, resulting in a reduction in interest expenses related to the Tontine Term Loan. On February 13, 2013, we repaid the remaining $10,000 of principal with cash on hand and proceeds from our $5,000 term loan with Wells Fargo. During the years ended September 30, 2014, 2013 and 2012 we incurred interest expense of zero, $410 and $1,103, respectively, related to the Tontine Term Loan.

On March 29, 2012, we entered into a sublease agreement with Tontine Associates, LLC, an affiliate of Tontine, for corporate office space in Greenwich, Connecticut. The lease originally extended from April 1, 2012 through March 31, 2016, with monthly payments due in the amount of $6, and was renewed in March 2014 for a subsequent two-year term at the same monthly rate. The lease has terms at market rates and payments by the Company are at a rate consistent with that paid by Tontine Associates, LLC to its landlord.

13.  EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the “401(k) Plan”). All full-time IES employees are eligible to participate on the first day of the month subsequent to

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. After suspending Company matching under the 401(k) Plan in February 2009, we reinstated the employee match in March of 2013. We recognized $276, $177, and $0, respectively in matching expenses in 2014, 2013 and 2012.

Infrastructure Solutions has two 401(k) plans. The first provides for employees covered by collective bargaining agreements and has no provision for employer contributions. The second provides for employees outside collective bargaining agreements and has a provision for employer contributions. We recognized $74 and $4 in matching expense in 2014 and 2013.

Executive Savings Plan

Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a Plan Year. The Human Resources and Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose. No compensation was deferred under this plan for the years ended September 30, 2014 or 2013.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $853 and $828 recorded as of September 30, 2014 and 2013, respectively.

Multiemployer Pension Plan

Infrastructure Solutions participates in a multiemployer direct benefit pension plan for employees covered under our collective bargaining agreement. We do not administer the plan. We do not significantly participate in this plan. As of December 31, 2013, this plan was funded at 85.3%.

14.  FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)
Executive savings plan assets	$625	$625	$—
Executive savings plan liabilities	(512)	(512)	—
Interest rate swap agreement	(2)	—	(2)

Total	$111	$113	$(2)

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

At September 30, 2013, we estimated the fair value of a contingent consideration liability related to the acquisition of certain assets from the Acro Group at $95. Please see Note 18, “Business Combinations – Acquisition of Certain Assets from the Acro Group” for additional information. The contingency has subsequently been resolved, and no additional consideration will be payable. The table below presents a reconciliation of the fair value of this obligation, which used significant unobservable inputs (level 3).

Contingent Consideration Agreement
Fair Value at September 30, 2013	$95
Issuances	—
Settlements	—
Adjustments to Fair Value	(95)

Fair Value at September 30, 2014	$—

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

15.  INVENTORY

Inventories consists of the following components:

	September 30, 2014	September 30, 2013
Raw materials	$1,978	$2,389
Work in process	2,618	3,519
Finished goods	1,819	1,545
Parts and supplies	9,633	12,694

Total inventories	$16,048	$20,147

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

In addition to the on-site clean-up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean-up of soils off-site and address contamination of groundwater and other miscellaneous off-site issues. We were not a recipient of that letter. On January 8, 2013, the EPA held a meeting with those PRPs as well as others that were not recipients of the letter to discuss potential settlement of its costs associated with the site. The Company was invited to attend this meeting and asked to confirm whether it would participate in settlement discussions, which the Company confirmed. The Company intends to present to the EPA

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

the evidence developed in litigation to support the argument that the Company did not contribute PCB contamination to the site. The Company has tendered a demand for indemnification to the former owner of the acquired corporation that may have transacted business with the facility. As of September 30, 2014, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Hamilton Wage and Hour

The Company is a defendant in three wage-and-hour suits seeking class action certification that were filed between August 29, 2012 and June 24, 2013, in the U.S. District Court for the Eastern District of Texas. The claims are based on alleged failure to compensate for time spent bussing to and from the plant, donning safety wear and other activities. Management does not expect the Company will face significant exposure for any unpaid wages. In a separate earlier case based on the same allegations, a federal district court ruled that the time spent traveling on the busses is not compensable. On January 11, 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the district court’s ruling finding no liability for wages for time spent bussing into the facility, and on October 8, 2013, the U.S. Supreme Court declined to review plaintiffs’ appeal of the Fifth Circuit dismissal of their claims for compensation for time spent bussing to the facility, effectively reducing the Company’s risk of liability on this issue in its cases. Our investigation indicates that all claims for time spent on other activities either were inapplicable to the Company’s employees or took place during times for which the Company’s employees were compensated. We have filed responsive pleadings and, following initial discovery, are positioning the cases to obtain a dismissal of all claims. As of September 30, 2014, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and we are currently unable to estimate a potential range of exposure.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, constructions defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses up to the deductible amounts, or losses that are not covered under our policies, are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2014, we had $4,560 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of September 30, 2014, we had $569 reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2014, $6,347 of our outstanding letters of credit was utilized to collateralize our insurance program.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Surety

As of September 30, 2014, the estimated cost to complete our bonded projects was approximately $55,405. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of September 30, 2014, we had posted cash totaling $250 to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our 2012 Credit Facility.

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

On March 8, 2013, the Company issued a notice of acceleration of the promissory notes signed by the two mining companies, and subsequently filed suit to enforce the acceleration and to domesticate the agreed judgment against the surety and its owner in Virginia. Following these actions, the surety entered into an amended agreement with the Company which provided for payment of $300, which was received on June 24, 2013, and additional monthly installments with final payment due June 30, 2014. As of the filing of this Annual Report on Form 10-K, the Company had received installment payments totaling $550. The defendants defaulted on payments due beginning in November 2013 through June 2014 and were unable to reach a financing agreement they had been pursuing. On June 27, 2014, the two mining companies filed for Chapter 11 bankruptcy protection, and the surety’s owner filed for personal bankruptcy shortly thereafter. The surety defendant has not yet filed bankruptcy, but we understand its assets are held by the parties who have filed for bankruptcy protection. The Company has filed pleadings in the bankruptcy proceedings to continue pursuit of the balance of the debt; however, the extent of recovery of the remaining balance, if any, cannot be determined. We received $450 during the fiscal year ended September 30, 2013and $100 during the first quarter of the 2014 fiscal year. These amounts are classified as other income within our Consolidated Statements of Comprehensive Income. Any potential subsequent recovery from the bankruptcy proceedings will be included in other income.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2014, $571 of our outstanding letters of credit were to collateralize our vendors.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2014, we had no such commitments.

17.  GOODWILL AND INTANGIBLE ASSETS

The following is a progression of goodwill by segment for the years ended September 30, 2014, 2013 and 2012:

	Residential	Infrastructure Solutions	Total
Balance at September 30, 2012	$4,446	$—	$4,446
Acquisitions	4,185	5,293	9,478

Balance at September 30, 2013	8,631	5,293	13,924
Purchase Accounting Adjustments	—	1,069	1,069

Balance at September 30, 2014	$8,631	$6,362	$14,993

Goodwill

During 2014, we adjusted our purchase price allocation related to the acquisition of MISCOR, resulting in net additional goodwill of $1,069 for our Infrastructure Solutions segment, which increased the segment’s goodwill to $6,362, with offsetting adjustments to certain assets and liabilities of the acquired entity. This additional goodwill of $1,069 is the result of the completion of our analysis of the tax basis of the acquired property, plant and equipment, which resulted in the recording of an additional deferred tax liability of $560. Additionally, we completed our valuation of the acquired inventory, resulting in a $311 reduction in the estimated value previously attributed to work in process inventory. We also identified additional current liabilities of $198, resulting in a further increase to goodwill.

Based upon the results of our annual impairment analysis, the fair value of our Infrastructure Solutions segment significantly exceeded the book value, and warranted no impairment. We evaluated goodwill attributable to our Residential segment qualitatively, and have concluded no impairment is indicated.

Intangible assets consist of the following:

		Year Ended September 30, 2014
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical Library	20	400	21	379
Customer Relationships	12.0	2,100	484	1,616
Covenants not to compete	3.0	140	74	66
Developed Technology	4.0	400	158	242

Total		$4,240	$737	$3,503

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

		Year Ended September 30, 2013
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical Library	20	400	1	399
Customer Relationships	12.0	2,100	16	2,084
Covenants not to compete	3.0	140	27	113
Developed Technology	4.0	400	58	342

Total		$4,240	$102	$4,138

For the years ended September 30, 2014 and 2013, amortization expense of intangible assets was $635 and $452, respectively. Our future amortization expense for years ended September 30, is as follows:

Year Ended September 30,
2015	$403
2016	351
2017	256
2018	172
2019	163
Thereafter	958

Total	$2,303

18.  BUSINESS COMBINATION

Acquisition of Assets from the Acro Group

In February 2013, the Company acquired certain assets of a group of entities operating under the name of the Acro Group. These assets are related to the sale, installation, and third-party financing of residential solar equipment. The acquisition date fair value of consideration transferred was $4,798, of which $4,185 was allocated to goodwill. At the acquisition date, $665 of the total consideration transferred related to contingent consideration. The contingency period has elapsed, and none of the contingent consideration was ultimately paid. During the years ended September 30, 2014 and 2013, gains of $95 and $570, respectively, were recognized in Other income (expense), net, related to fair value adjustments for this contingent consideration.

Acquisition of MISCOR

On September 13, 2013 we completed the acquisition of MISCOR Group, Ltd. (“MISCOR”), a provider of maintenance and repair services including engine parts and components to the industrial and rail service industries. Prior to the consummation of the transaction, our controlling shareholder Tontine owned approximately 49.9% of MISCOR.

Total consideration received by MISCOR shareholders consisted of 2,795,577 shares of IES common stock valued at $11,853, and cash totaling $4,364.

During 2014, we adjusted our purchase price allocation related to the acquisition of MISCOR, resulting in net additional goodwill of $1,069 for our Infrastructure Solutions segment, which increased the segment’s goodwill

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

to $6,362, with offsetting adjustments to certain assets and liabilities of the acquired entity. This additional goodwill of $1,069 is the result of the completion of our analysis of the tax basis of the acquired property, plant and equipment, which resulted in the recording of an additional deferred tax liability of $560. Additionally, we completed our valuation of the acquired inventory, resulting in a $311 reduction in the estimated value previously attributed to work in process inventory. We also identified additional current liabilities of $198, resulting in a further increase to goodwill.

Unaudited Pro Forma Information – 2013 Acquisitions

The supplemental pro forma results of operations for the years ended September 30, 2013 and 2012, as if the assets of the Acro Group had been acquired and the acquisition of MISCOR had been completed on October 1, 2011, are as follows:

	Unaudited
	Year Ended	Year Ended
	September 30, 2013	September 30, 2012
Revenues	$542,027	$520,016
Net loss from continuing operations	$(3,081)	$(6,642)

19.  DISCONTINUED OPERATIONS

In 2011, we initiated the closure of all or portions of our Commercial & Industrial and Communications facilities in Arizona, Florida, Iowa, Louisiana, Maryland, Massachusetts, Nevada and Texas. Since designating these facilities for closure we have sub-leased or terminated our lease contracts for these facilities. We have satisfied substantially all of our contracts through either subcontracting or self-performance. We have completed the wind down of these facilities as of September 30, 2013. Results from operations of these facilities for the years ended September 30, 2014, 2013, and 2012 are presented in our Consolidated Statements of Comprehensive Income as discontinued operations.

The components of the results of discontinued operations for these facilities are as follows:

	Years Ended September 30,
	2014	2013	2012
Revenues	$49	$1,559	$16,279
Cost of services	125	2,032	20,941

Gross loss	(76)	(473)	(4,662)
Selling, general and administrative	122	601	2,557
Loss on sale of assets	—	258	769
Restructuring charge	—	63	1,170

Loss from discontinued operations	(198)	(1,395)	(9,158)
(Benefit) provision for income taxes	—	—	(11)

Net loss from discontinued operations	$(198)	$(1,395)	$(9,147)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Included in the Consolidated Balance Sheets at September 30, 2014 and 2013 are the following major classes of assets and liabilities associated with discontinued operations:

	Years Ended September 30,
	2014	2013
Assets of discontinued operations:
Current	$154	$1,123
Liabilities of discontinued operations:
Current	$479	$889

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly financial information for the years ended September 30, 2014 and 2013, are summarized as follows:

	Fiscal Year Ended September 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$120,079	$120,266	$136,192	$135,858
Gross profit	$18,116	$20,026	$22,666	$22,318
Net income from continuing operations	$265	$446	$2,795	$2,016
Net income (loss) from discontinued operations	$(141)	$(49)	$(122)	$114
Net income	$124	$397	$2,673	$2,130
Income per share from continuing operations:
Basic	$0.01	$0.02	$0.15	$0.09
Diluted	$0.01	$0.02	$0.15	$0.09
Income (loss) per share from discontinued operations:
Basic	$0.00	$0.00	$(0.01)	$0.01
Diluted	$0.00	$0.00	$(0.01)	$0.01
Earnings per share:
Basic	$0.01	$0.02	$0.14	$0.10
Diluted	$0.01	$0.02	$0.14	$0.10

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

	Fiscal Year Ended September 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$127,264	$121,995	$121,552	$123,782
Gross profit	$17,980	$15,996	$15,653	$17,331
Net income (loss) from continuing operations	$633	$(940)	$(725)	$(1,146)
Net loss from discontinued operations	$(123)	$(161)	$(413)	$(698)
Net loss	$510	$(1,101)	$(1,138)	$(1,844)
Loss per share from continuing operations:
Basic	$0.04	$(0.06)	$(0.05)	$(0.07)
Diluted	$0.04	$(0.06)	$(0.05)	$(0.07)
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.05)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)
Earnings loss per share:
Basic	$0.03	$(0.07)	$(0.07)	$(0.12)
Diluted	$0.03	$(0.07)	$(0.07)	$(0.12)

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Integrated Electrical Services’ internal control over financial reporting was effective as of September 30, 2014.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required to be included Item 10 of Part III of this Form 10-K is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than December  31, 2014.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of September 30, 2014 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 11, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	170,000	(1)	$3.24	648,029	(2)

(1)	Represents shares issuable upon exercise of outstanding options granted under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan, as amended. This plan was authorized pursuant to the Company’s plan of reorganization and provides for the granting or awarding of stock options, stock and restricted stock to employees (including officers), consultants and directors of the Company. All stock options granted under this plan were granted at fair market value on the date of grant. 57,666 shares of restricted stock are outstanding under this plan.
(2)	Represents shares remaining available for issuance under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan, as amended

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “ Financial Statements and Supplementary Data” of this From 10-K.

(b) Exhibits

Exhibit No.	Description

2.1 —	Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

2.2 —	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement)

2.3 —	Asset Purchase Agreement, dated February 8, 2013, by and among IES Renewable Energy, LLC, Residential Renewable Energy Technologies, Inc., Energy Efficiency Solar, Inc., and Lonestar Renewable Technologies Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

3.1 —	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3 —	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 18, 2008)

4.2 —	Tax Benefit Protection Plan Agreement by and between Integrated Electrical Services, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 28, 2013, including the forms of Certificate of Designation and of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

Exhibit No.	Description

4.3 —	Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

4.4 —	First Amendment to Registration Rights Agreement, dated September 11, 2007, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on December 14, 2012)

10.1 —	Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2 —	First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)

10.3 —	Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.4 —	Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates.(Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.5 —	Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

10.6 —	Agreement of Indemnity, dated May 7, 2010, by Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania and any and all of their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010)

10.7 —	Amendment No. 1 to Agreement of Indemnity, dated August 16, 2012, between Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania, and any and all of their affiliates, subsidiaries, successors and assigns (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2012)

Exhibit No.	Description

10.8 —	Credit and Security Agreement, dated August 9, 2012, by and among Integrated Electrical Services, Inc. and its subsidiaries and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2012)

10.9 —	Joinder and First Amendment to Credit and Security Agreement, dated February 12, 2013, by and among Integrated Electrical Services, Inc. and its subsidiaries and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2013)

10.10 —	Joinder and Second Amendment to Credit and Security Agreement, dated September 13, 2013, by and among Integrated Electrical Services, Inc. and its subsidiaries and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2013)

10.11 —	Third Amendment to Credit and Security Agreement, dated February 21, 2014, by and among the Company, each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2014)

10.12 —	Amended and Restated Credit and Security Agreement, dated September 24, 2014, by and among Integrated Electrical Services, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2014)

10.13 —	Subcontract, dated June 17, 2009, by and between IES Commercial, Inc. and Manhattan Torcon A Joint Venture.(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.14 —	Letter Agreement, dated November 4, 2009, by and between Integrated Electrical Services, Inc., IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2009)

*10.15 —	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.16 —	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.17 —	Form of Phantom Share Award under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.18 —	Form of Stock Option Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

*10.19 —	Amended and Restated Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2010)

*10.20 —	Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)

*10.21 —	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.22 —	Integrated Electrical Services, Inc. Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

Exhibit No.	Description

*10.23 —	Integrated Electrical Services, Inc. Executive Severance Benefit Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2012)

21.1 —	Subsidiaries of the Registrant(1)

23.1 —	Consent of Ernst & Young LLP(1)

31.1 —	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer(1)

31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer(1)

32.1 —	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer(1)

32.2 —	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer(1)

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 12, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James M. Lindstrom James M. Lindstrom	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	December 12, 2014

/s/ Robert W. Lewey Robert W. Lewey	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 12, 2014

/s/ Tracy A. McLauchlin Tracy A. McLauchlin	Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 12, 2014

/s/ Joseph L. Dowling III Joseph L. Dowling III	Director	December 12, 2014

/s/ David B. Gendell David B. Gendell	Director	December 12, 2014

/s/ Joe D. Koshkin Joe D. Koshkin	Director	December 12, 2014

/s/ Donald L. Luke Donald L. Luke	Director	December 12, 2014