Form 10-Q
period 2014-12-31
Integrated Electrical Services, Inc.
filed 2015-02-05
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

On February 5, 2015, there were 21,759,981 shares of common stock outstanding.

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

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	December 31, 2014	September 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,677	$47,342
Accounts receivable:
Trade, net of allowance of $821 and $780, respectively	74,176	77,459
Retainage	15,518	15,442
Inventories	12,817	16,048
Costs and estimated earnings in excess of billings on uncompleted contracts	9,761	8,591
Prepaid expenses and other current assets	6,358	3,075

Total current assets	165,307	167,957

Property and equipment, net	10,378	10,188
Goodwill	14,993	14,993
Intangible assets	3,402	3,503
Other non-current assets	4,461	4,467

Total assets	$198,541	$201,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$70,333	$74,032
Billings in excess of costs and estimated earnings on uncompleted contracts	19,681	21,852

Total current liabilities	90,014	95,884

Long-term debt, net of current maturities	10,208	10,208
Other non-current liabilities	7,043	7,044

Total liabilities	107,265	113,136

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 and 22,049,529 shares issued and 21,754,913 and 21,767,700 outstanding, respectively	221	220
Treasury stock, at cost, 294,616 and 281,829 shares, respectively	(2,496)	(2,394)
Additional paid-in capital	194,830	194,719
Accumulated other comprehensive loss	—	(2)
Retained deficit	(101,279)	(104,571)

Total stockholders’ equity	91,276	87,972

Total liabilities and stockholders’ equity	$198,541	$201,108

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Three Months Ended December 31,
	2014	2013
Revenues	$136,336	$120,079
Cost of services	113,632	101,963

Gross profit	22,704	18,116
Selling, general and administrative expenses	18,700	17,572
Loss (gain) on sale of assets	6	(41)

Income from operations	3,998	585

Interest and other (income) expense:
Interest expense	288	518
Other income, net	(28)	(197)

Income from continuing operations before income taxes	3,738	264
Provision (benefit) for income taxes	265	(1)

Net income from continuing operations	3,473	265

Net loss from discontinued operations	(181)	(141)

Net income	3,292	124

Unrealized gain on interest hedge, net of tax	2	12
Comprehensive income	$3,294	$136

Basic earnings per share:
From continuing operations	$0.16	$0.01
From discontinued operations	(0.01)	$—

Basic earnings per share	$0.15	$0.01

Diluted earnings per share:
From continuing operations	$0.16	$0.01
From discontinued operations	(0.01)	$—

Diluted earnings per share	$0.15	$0.01

Shares used in the computation of earnings per share
Basic	21,734,591	18,423,397
Diluted	21,779,728	18,507,750

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,292	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	40	45
Amortization of deferred financing cost	75	127
Depreciation and amortization	579	617
Loss on sale of assets	6	56
Non-cash compensation	111	200
Changes in operating assets and liabilities:
Accounts receivable	3,241	7,050
Inventories	3,230	3,495
Costs and estimated earnings in excess of billings	(1,170)	777
Prepaid expenses and other current assets	(3,406)	(1,915)
Other non-current assets	(50)	510
Accounts payable and accrued expenses	(3,695)	(12,684)
Billings in excess of costs and estimated earnings	(2,171)	(577)
Other non-current liabilities	54	(24)

Net cash provided by (used in) operating activities	136	(2,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(699)	(267)

Net cash used in investing activities	(699)	(267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(877)
Purchase of treasury stock	(102)	(161)

Net cash used in financing activities	(102)	(1,038)

NET DECREASE IN CASH EQUIVALENTS	(665)	(3,504)
CASH AND CASH EQUIVALENTS, beginning of period	47,342	20,757

CASH AND CASH EQUIVALENTS, end of period	$46,677	$17,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$194	$264
Cash paid for income taxes	$291	$95

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

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

Integrated Electrical Services, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of end markets. Our operations are currently organized into four principal business segments, based upon the nature of our current products and services:

•	Communications – Nationwide provider of products and services for mission critical infrastructure, such as data centers, of large corporations.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes, including installation of residential solar power.

•	Commercial & Industrial – Provider of electrical design, construction, and maintenance services for commercial and industrial projects nationwide.

•	Infrastructure Solutions – Provider of industrial and rail services, and electrical and mechanical solutions to domestic and international customers. (This segment was created in connection with the acquisition of MISCOR Group, Ltd. (“MISCOR”).)

The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of IES and its wholly-owned subsidiaries, and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America, and should be read in the context of the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. All such adjustments are of a normal recurring nature.

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

2. CONTROLLING SHAREHOLDER

At December 31, 2014, Tontine Capital Partners, L.P. together with its affiliates (collectively “Tontine”) was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses (“NOLs”) for federal and state income tax purposes. On January 28, 2013, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”) that is designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of control or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our severance arrangements.

3. DEBT

At December 31, 2014 and September 30, 2014, our long-term debt balance of $10,208 relates to amounts drawn on our revolving credit facility, which matures on August 9, 2018. Our interest rate on these borrowings was 3.38% at December 31, 2014 and 3.25% at September 30, 2014. At December 31, 2014, we also had $6,918 in outstanding letters of credit, and total availability of $18,049 under this facility. There have been no changes to the financial covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2014, and the Company was in compliance with all covenants at December 31, 2014. At December 31, 2014, the carrying value of amounts outstanding on our revolving loan approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a level 2 measurement.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

4. PER SHARE INFORMATION

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Numerator:
Net earnings from continuing operations attributable to common shareholders	$3,471	$264
Net earnings from continuing operations attributable to restricted shareholders	2	1

Net earnings from continuing operations	3,473	265

Net loss from discontinued operations attributable to common shareholders	(181)	(141)

Net loss from discontinued operations	(181)	(141)

Net earnings attributable to common shareholders	3,290	123
Net earnings attributable to restricted shareholders	2	1

Net earnings	$3,292	$124

Denominator:
Weighted average common shares outstanding — basic	21,734,591	18,423,397
Effect of dilutive stock options and non-vested restricted stock	45,137	84,353

Weighted average common and common equivalent shares outstanding — diluted	21,779,728	18,507,750

Basic earnings per share:
From continuing operations	$0.16	$0.01
From discontinued operations	(0.01)	—

Basic earnings per share	$0.15	$0.01
Diluted earnings per share:
From continuing operations	$0.16	$0.01
From discontinued operations	(0.01)	—

Diluted earnings per share	$0.15	$0.01

For the three months ended December 31, 2013, 150,000 stock options were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the three months ended December 31, 2014, the average price of our common shares exceeded the exercise price of our options.

On August 7, 2014, we completed a rights offering of common stock to our stockholders at a subscription price that was lower than the market price of our common stock at closing of the offering. For information on the rights offering, please see “Note 11 – Stockholders Equity” in our Form 10-K. The rights offering was deemed to contain a bonus element that is similar to a stock dividend, requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0340. Basic and diluted weighted average shares for the three months ended December 31, 2013 prior to giving effect to the rights offering were 17,817,254 and 17,898,832, respectively.

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

Segment information for the three months ended December 31, 2014 and 2013 is as follows:

	Three Months Ended December 31, 2014
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$31,808	$48,593	$43,767	$12,168	$—	$136,336
Cost of services	26,510	39,405	38,483	9,234	—	113,632

Gross profit	5,298	9,188	5,284	2,934	—	22,704
Selling, general and administrative	3,679	7,301	3,587	2,019	2,114	18,700
Loss (gain) on sale of assets	7	—	(1)	—	—	6

Income (loss) from operations	$1,612	$1,887	$1,698	$915	$(2,114)	$3,998

Other data:
Depreciation and amortization expense	$118	$123	$66	$201	$71	$579
Capital expenditures	$192	$69	$8	$291	$139	$699
Total assets	$25,053	$40,317	$43,895	$27,606	$61,670	$198,541

	Three Months Ended December 31, 2013
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$24,591	$41,212	$41,230	$13,046	$—	$120,079
Cost of services	20,659	33,794	37,316	10,194	—	101,963

Gross profit	3,932	7,418	3,914	2,852	—	18,116
Selling, general and administrative	2,982	6,481	3,480	2,387	2,242	17,572
Loss (gain) on sale of assets	—	(40)	(4)	3	—	(41)

Income (loss) from operations	$950	$977	$438	$462	$(2,242)	$585

Other data:
Depreciation and amortization expense	$100	$123	$67	$242	$85	$617
Capital expenditures	$7	$5	$55	$54	$115	$236
Total assets	$22,006	$34,670	$46,372	$27,817	$34,357	$165,222

6. STOCKHOLDERS’ EQUITY

Treasury Stock

During the three months ended December 31, 2014, we repurchased 12,787 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan (as amended and restated). We issued no shares out of treasury stock under our share-based compensation programs for restricted shares granted during the three months ended December 31, 2014.

Restricted Stock

During the three months ended December 31, 2014 and 2013, we recognized $13 and $104, respectively, in compensation expense related to our restricted stock awards. At December 31, 2014, the unamortized compensation cost related to outstanding unvested restricted stock was $75.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the non-employee members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each non-employee director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the three months ended December 31, 2014 and 2013, we recognized $36 in compensation expense related to these grants.

Stock Options

During each of the three month periods ended December 31, 2014 and 2013, we recognized $62 in compensation expense related to our stock option awards.

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

Investment in EnerTech

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Carrying value	$919	$919
Unrealized gains	81	94

Fair value	$1,000	$1,013

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. There was no impairment for the three months ended December 31, 2014.

EnerTech’s general partner, with the consent of the fund’s investors, has extended the fund through December 31, 2015. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2016 with the consent of the fund’s valuation committee.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plans. During the three months ended December 31, 2014 and 2013, we recognized $78 and $84, respectively, in matching expense.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $862 recorded as of December 31, 2014 and $853 as of September 30, 2014, related to such plans.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$645	$645	$—
Executive savings plan liabilities	(532)	(532)	—

Total	$113	$113	$—

10. INVENTORY

Inventories consist of the following components:

	December 31, 2014	September 30, 2014
Raw materials	$1,639	$1,978
Work in process	2,220	2,618
Finished goods	1,860	1,819
Parts and supplies	7,098	9,633

Total inventories	$12,817	$16,048

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

11. INTANGIBLE ASSETS

Intangible assets consist of the following:

		December 31, 2014
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical library	20	400	26	374
Customer relationships	12	2,100	543	1,557
Covenants not to compete	3.0	140	86	54
Developed technology	4.0	400	183	217

Total		$4,240	$838	$3,402

		September 30, 2014
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical library	20	400	21	379
Customer relationships	12	2,100	484	1,616
Covenants not to compete	3.0	140	74	66
Developed technology	4.0	400	158	242

Total		$4,240	$737	$3,503

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

In addition to the on-site clean-up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean-up of soils off-site and address contamination of groundwater and other miscellaneous off-site issues. We were not a recipient of that letter. On January 8, 2013, the EPA held a meeting with those PRPs as well as others that were not recipients of the letter to discuss potential settlement of its costs associated with the site. The Company was invited to attend this meeting and asked to confirm whether it would participate in settlement discussions, which the Company confirmed. The Company intends to present to the EPA the evidence developed in litigation to support the argument that the Company did not contribute PCB contamination to the site. The Company has tendered a demand for indemnification to the former owner of the acquired corporation that may have transacted business with the facility. As of December 31, 2014, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Hamilton Wage and Hour

The Company is a defendant in three wage-and-hour suits seeking class action certification that were filed between August 29, 2012 and June 24, 2013, in the U.S. District Court for the Eastern District of Texas. Each of these cases is among several others filed by Plaintiffs’ attorney against contractors working in the Port Arthur, Texas Motiva plant on various projects over the last few years. The claims are based on alleged failure to compensate for time spent bussing to and from the plant, donning safety wear and other activities. Management does not expect the Company will face significant exposure for any unpaid wages. In a separate earlier case based on the same allegations, a federal district court ruled that the time spent traveling on the busses is not compensable. On January 11, 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the district court’s ruling finding no liability for wages for time spent bussing into the facility, and on October 8, 2013, the U.S. Supreme Court declined to review plaintiffs’ appeal of the Fifth Circuit dismissal of their claims for compensation for time spent bussing to the facility, effectively reducing the Company’s risk of liability on this issue in its cases. Our investigation indicates that all claims for time spent on other activities either were inapplicable to the Company’s employees or took place during times for which the Company’s employees were compensated. We have filed responsive pleadings and, following initial discovery, are positioning the cases to obtain a dismissal of all claims. As of December 31, 2014, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses up to the deductible amounts, or losses that are not covered under our policies, are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2014, we had $4,218 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Residential segment. As of December 31, 2014, we had $619 reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2014, $6,347 of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of December 31, 2014, the estimated cost to complete our bonded projects was approximately $58,071. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2014, we had posted cash totaling $249 to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

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

On March 8, 2013, the Company issued a notice of acceleration of the promissory notes signed by the two mining companies, and subsequently filed suit to enforce the acceleration and to domesticate the agreed judgment against the surety and its owner in Virginia. Following these actions, the surety entered into an amended agreement with the Company under which the Company received installment payments totaling $550. The defendants ultimately defaulted on payments due beginning in November 2013 through June 2014. On June 27, 2014, the two mining companies filed for Chapter 11 bankruptcy protection, and the surety’s owner filed for personal bankruptcy shortly thereafter. The surety defendant has not yet filed bankruptcy, but we understand its assets are held by the parties who have filed for bankruptcy protection. The Company has filed pleadings in the bankruptcy proceedings to continue pursuit of the balance of the debt; however, the extent of recovery of the remaining balance, if any, cannot be determined. We received $450 during the fiscal year ended September 30, 2013 and $100 during the first quarter of the 2014 fiscal year. These amounts were classified as other income within our Consolidated Statements of Comprehensive Income. Any potential subsequent recovery from the bankruptcy proceedings will be included in other income.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At December 31, 2014, $571 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2014, we had no such commitments.

13. SUBSEQUENT EVENTS

On February 4, 2015, IES’s Board of Directors authorized a stock repurchase program for purchasing up to 1.0 million shares of the Company’s common stock from time to time. Share purchases will be made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program will be determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8,“Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each as set forth in our Annual Report on Form 10-K for the year ended September 30, 2014. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Item 1, “Business” of our Annual Report on Form 10-K for the year ended September 30, 2014, for a discussion of the Company’s services and corporate strategy. Integrated Electrical Services, Inc., a Delaware corporation, is a holding company that owns and manages diverse operating subsidiaries, comprised of providers of industrial products and infrastructure services to a variety of end markets. Our operations are currently organized into four principal business segments: Communications, Residential, Commercial & Industrial, and Infrastructure Solutions.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions. Expenses associated with our Corporate office are classified as a fifth segment. The following table presents selected historical results of operations of IES.

	Three Months Ended December 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$136,336	100.0%	$120,079	100.0%
Cost of services	113,632	83.3%	101,963	84.9%

Gross profit	22,704	16.7%	18,116	15.1%
Selling, general and administrative expenses	18,700	13.7%	17,572	14.6%
Gain on sale of assets	6	0.0%	(41)	0.0%

Net income from operations	3,998	3.0%	585	0.5%

Interest and other (income) expense, net	260	0.2%	321	0.3%

Income from operations before income taxes	3,738	2.8%	264	0.2%
Provision (benefit) for income taxes	265	0.2%	(1)	0.0%

Net income from continuing operations	3,473	2.6%	265	0.2%

Net loss from discontinued operations	(181)	(0.1)%	(141)	(0.1)%
Net income	$3,292	2.5%	$124	0.1%

Consolidated revenues for the three months ended December 31, 2014 were $16.3 million higher than for the three months ended December 31, 2013, an increase of 13.5%. Revenues increased at our Communications, Residential, and Commercial & Industrial segments, slightly offset by a decrease in our Infrastructure Solutions segment.

Our overall gross profit percentage increased to 16.7% during the three months ended December 31, 2014 as compared to 15.1% during the three months ended December 31, 2013. Gross profit as a percentage of revenue increased at all of our segments. Additionally, total Company gross margin improved year over year as revenues grew most significantly in our higher-margin Communications and Residential segments, which now represent a larger portion of our overall business.

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

During the three months ended December 31, 2014, our selling, general and administrative expenses were $18.7 million, an increase of $1.1 million, or 6.4%, over the three months ended December 31, 2013. Higher personnel and incentive costs directly attributable to increased activity and profitability were the primary drivers of the increase. Selling, general and administrative expenses decreased as a percentage of revenue from 14.6% for the three months ended December 31, 2013 to 13.7% for the three months ended December 31, 2014, as we benefitted from increased activity.

Communications

	Three Months Ended December 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$31,808	100.0%	$24,591	100.0%
Gross Profit	5,298	16.7%	3,932	16.0%
Selling, general and administrative expenses	3,679	11.6%	2,982	12.1%

Revenue. Our Communications segment revenues increased by $7.2 million during the three months ended December 31, 2014, a 29.3% increase compared to the three months ended December 31, 2013. The increase is the result of both the expansion of our customer base and additional work with existing customers. We continue to expand our business in areas such as high tech distribution centers, audio-visual and security, cabling, wireless access, and data center work. Increases in these areas more than offset a decrease in high-tech manufacturing revenue, which fell by $3.3 million for the three months ended December 31, 2014 compared with the three months ended December 31, 2013.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2014 increased $1.4 million, or 34.7%, as compared to the three months ended December 31, 2013. Gross profit as a percentage of revenue increased 0.7% to 16.7% for the three months ended December 31, 2014, as a higher volume of activity contributed to our ability to improve operating efficiency.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $0.7 million, or 23.4%, during the three months ended December 31, 2014 compared to the three months ended December 31, 2013 as a result of higher personnel cost, including increased incentive compensation associated with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 0.5% to 11.6% of segment revenue during the three months ended December 31, 2014 compared to the three months ended December 31, 2013, as we benefited from increased activity.

Residential

	Three Months Ended December 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$48,593	100.0%	$41,212	100.0%
Gross Profit	9,188	18.9%	7,418	18.0%
Selling, general and administrative expenses	7,301	15.0%	6,481	15.7%

Revenue. Our Residential segment revenues increased by $7.4 million during the three months ended December 31, 2014, an increase of 17.9% as compared to the three months ended December 31, 2013. Single-family construction revenues increased by $5.4 million, primarily in Texas, where the economy has experienced continued growth and population expansion. We continue to monitor how growth and population expansion in this region may be affected by changes to the oil and gas sector due to declining oil prices; we believe that sustained low levels of oil prices may result in a tapering of regional growth and lower revenues in this segment of our business. Revenue for multi-family construction increased by $1.0 million for the three months ended December 31, 2014 as compared with the same period in 2013, primarily as a result of increased demand, particularly on the East Coast. Cable and service activity, as well as revenue from solar installations, also increased year over year.

Gross Profit. During the three months ended December 31, 2014, our Residential segment experienced a $1.8 million, or 23.9%, increase in gross profit as compared to the three months ended December 31, 2013. The increase in gross profit was driven primarily by single-family projects, partly offset by a slight decline in gross margin percentage for multi-family projects. As demand has increased within the single-family business, profitability has increased, as a higher volume of activity contributed to our ability to improve operating efficiency.

Selling, General and Administrative Expenses. Our Residential segment experienced a $0.8 million, or 12.6%, increase in selling, general and administrative expenses during the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily as a result of higher compensation and incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 15.0% of segment revenue during the three months ended December 31, 2014 from 15.7% in the three months ended December 31, 2013.

Commercial & Industrial

	Three Months Ended December 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$43,767	100.0%	$41,230	100.0%
Gross Profit	5,284	12.1%	3,914	9.5%
Selling, general and administrative expenses	3,587	8.2%	3,480	8.4%

Revenue. Revenues in our Commercial & Industrial segment increased $2.5 million during the three months ended December 31, 2014, an increase of 6.2% compared to the three months ended December 31, 2013. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also industry-specific local economic trends and a disciplined bid strategy employed by the Company. The market for this segment’s services remains highly competitive. However, a continuing focus on our sales strategy is the primary driver of the revenue increase for the three months ended December 31, 2014 as compared with the three months ended December 31, 2013.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2014 increased by $1.4 million, or 35.0%, as compared to the three months ended December 31, 2013 as a result of a higher volume of activity, as well as improved margin percentages. Commercial & Industrial’s gross margin percentage increased 2.6% to 12.1% during the three months ended December 31, 2014, as a result of improved project execution.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2014 increased by $0.1 million, or 3.1%, compared to the three months ended December 31, 2013 largely as a result of higher incentive compensation expense in connection with improved profitability. These higher incentive compensation costs were partly offset by lower salary costs.

Infrastructure Solutions

	Three Months Ended December 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$12,168	100.0%	$13,046	100.0%
Gross Profit	2,934	24.1%	2,852	21.9%
Selling, general and administrative expenses	2,019	16.6%	2,387	18.3%

Revenue. Revenues in our Infrastructure Solutions segment decreased $0.9 million during the three months ended December 31, 2014, a decrease of 6.7% compared to the three months ended December 31, 2013. The decrease in revenue was driven primarily by a reduction in demand for our engine components services by certain of our large customers. This demand decreased sharply during the second half of the fiscal year ended September 30, 2014.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended December 31, 2014 increased by $0.1 million, or 2.9%, as compared to the three months ended December 31, 2013. Gross profit as a percentage of revenue increased from 21.9% for the three months ended December 31, 2013 to 24.1% for the three months ended December 31, 2014. Although revenues were slightly down, we were able to improve our margins through a focus on workflow and process improvement, as well as cost management, during our first full year of ownership of this operating segment.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended December 31, 2014 decreased by $0.4 million, or 15.4%, compared to the three months ended December 31, 2013 as a result of lower compensation expense in connection with a focus on managing costs and improving efficiency.

Interest and Other Expense, net

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Interest expense	$213	$391
Deferred financing charges	75	127

Total interest expense	288	518
Other (income) expense, net	(28)	(197)

Total interest and other expense, net	$260	$321

Interest Expense for the three months ended December 31, 2014 and 2013

During the three months ended December 31, 2014, we incurred interest expense of $0.3 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.9 million under the 2012 Credit Facility (as defined below) and an average unused line of credit balance of $42.9 million. This compares to interest expense of $0.5 million for the three months ended December 31, 2013, on a debt balance primarily comprised of a term loan under the 2012 Credit Facility and average letter of credit and unused line of credit balances under the 2012 Credit Facility of $6.6 million and $23.4 million, respectively. The interest rate on our term loan decreased by 1% for the three months ended December 31, 2014 as compared with the three months ended December 31, 2013, as a result of amending our 2012 Credit Facility.

Other (Income) Expense for the three months ended December 31, 2014 and 2013

For the three months ended December 31, 2013, we recorded $0.1 million of other income related to a recovery of amounts owed to us by a former surety.

PROVISION FOR INCOME TAXES

Our provision for income taxes increased from a benefit of $1 thousand for the three months ended December 31, 2013 to expense of $265 thousand for the three months ended December 31, 2014. The increase is attributable to an increase in income from continuing operations before taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements included in this report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, impairments of long-lived assets, and contingencies and litigation.

We establish valuation allowances for deferred tax assets based on a standard of whether it is more likely than not that the assets will fail to result in a future reduction of taxes paid. Our ability to realize deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character within the periods provided by tax regulations for the applicable tax jurisdiction. In assessing the realization of deferred tax assets, we consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and tax planning strategies. When assessing the need for a valuation allowance, we consider all available evidence, including the nature and magnitude of our cumulative losses in recent years, duration of carryforward periods, and our financial outlook.

After a prolonged period of operating losses spanning many years, the Company has reported income for the year ended September 30, 2014 and for the three months ended December 31, 2014. To the extent that profitability continues, our conclusion regarding the amount of valuation allowances required could change, resulting in the reversal of a portion of our valuation allowances. Such a reversal, if one were to occur, would result in a benefit to earnings. At December 31, 2014, federal and state deferred tax asset valuation allowances were $117,059 and $4,819, respectively.

WORKING CAPITAL

During the three months ended December 31, 2014, working capital increased by $3.2 million from September 30, 2014, reflecting a $2.6 million decrease in current assets and a $5.9 million decrease in current liabilities during the period.

During the three months ended December 31, 2014, our current assets decreased slightly to $165.3 million, as compared to $168.0 million as of September 30, 2014. The current trade accounts receivables, net, decreased by $3.3 million at December 31, 2014, as compared to September 30, 2014. Days sales outstanding (“DSOs”) was 54 for both December 31, 2014 and September 30, 2014. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. Inventory decreased $3.2 million during the three months ended December 31, 2014 compared to September 30, 2014, due primarily to the timing of materials usage on certain of our Commercial & Industrial jobs, as well as a decrease in solar power inventory at our Residential segment.

During the three months ended December 31, 2014, our total current liabilities decreased by $5.9 million to $90.0 million, compared to $95.9 million as of September 30, 2014. During the three months ended December 31, 2014, accounts payable and accrued expenses decreased by $3.7 million. Billings in excess of costs decreased by $2.2 million during the three months ended December 31, 2014 compared to September 30, 2014.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2014, the estimated cost to complete our bonded projects was approximately $58.1 million. As of December 31, 2014, we utilized $0.2 million of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had cash and cash equivalents of $46.7 million, working capital of $75.3 million, and $6.9 million of letters of credit outstanding under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows, proceeds from our 2014 rights offering, and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed.

We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

The 2012 Revolving Credit Facility

We have a $60 million revolving credit facility with Wells Fargo Bank, N.A. that matures in August 2016. We entered into the credit facility in August 2012 and most recently amended it in September 2014 (as amended, the “2012 Credit Facility”). The 2012 Credit Facility contains customary affirmative, negative and financial covenants. At December 31, 2014, we were subject to the financial covenant under the 2012 Credit Facility requiring, at any time that our Liquidity (the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability, as defined in the amended and restated credit agreement dated September 24, 2014, under the 2012 Credit Facility (the “Amended Credit Agreement”)) is less than $20 million or our Excess Availability is less than $5 million, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. At December 31, 2014, our Liquidity was $64.7 million and our Excess Availability was $18.0 million, and as such, we were not required to maintain a Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at December 31, 2014, our Fixed Charge Coverage Ratio was 2.9:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at December 31, 2014, provides us with the ability to use cash on hand or to draw on our 2012 Credit Facility such that we can fall below the Excess Availability and Liquidity minimum thresholds described above without violating our financial covenant.

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

At December 31, 2014, we had $18.0 million under the 2012 Credit Facility that was available to us without triggering or violating our financial covenant, $6.9 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $10.2 million. Our interest rate on borrowings under the 2012 Credit Facility revolver was 3.38% at December 31, 2014.

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

Operating activities provided net cash of $0.1 million during the three months ended December 31, 2014, as compared to $2.2 million of net cash used in the three months ended December 31, 2013. The increase in operating cash flow was primarily the result of increased earnings for the three months ended December 31, 2014, compared with the same period in 2013. This increase was partly offset by slightly higher working capital needs.

Investing Activities

Net cash used in investing activities was $0.7 million for the three months ended December 31, 2014, compared with $0.3 million for the three months ended December 31, 2013. Expenditures for both periods relate to the purchase of fixed assets.

Financing Activities

Financing activities used net cash of $0.1 million in the three months ended December 31, 2014 compared to $1.0 million used in the three months ended December 31, 2013. Financing activities for the three months ended December 31, 2014 included $0.1 million for the repurchase of common stock to satisfy payroll tax obligations. Financing activities in the three months ended December 31, 2013 included $0.9 million in payments on a term loan under our 2012 Credit Facility.

Stock Repurchase Plan

On February 4, 2015, IES’s Board of Directors authorized a stock repurchase program for purchasing up to 1.0 million shares of the Company’s common stock from time to time. Share purchases will be made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program will be determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

While all of the long-term debt outstanding under our 2012 Credit Facility is structured on floating interest rate terms, approximately 96% of our long-term debt outstanding as of December 31, 2014 was effectively subject to fully floating interest rate terms after giving effect to our interest rate hedging arrangement. A one percentage point increase in the interest rates on our long-term debt outstanding under our 2012 Credit Facility as of December 31, 2014 would cause a $0.1 million pre-tax annual increase in interest expense.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer, who is also serving as our Interim Chief Operating Officer following the departure of our Chief Executive Officer effective January 16, 2015, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Financial Officer and Interim Chief Operating Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer and Interim Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies — Legal Matters” in the Notes to our Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “ Financial Statements and Supplementary Data” of this From 10-Q.

(b)	Exhibits

Exhibit No.		Description

2.1	—	Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 13, 2013)

2.2	—	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 10, 2013)

2.3	—	Asset Purchase Agreement, dated February 8, 2013, by and among IES Renewable Energy, LLC, Residential Renewable Energy Technologies, Inc., Energy Efficiency Solar, Inc., and Lonestar Renewable Technologies Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013)

3.1	—	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3	—	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

(1)31	—	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Senior Vice President, Chief Financial Officer and Interim Chief Operating Officer as Principal Executive Officer and Principal Financial Officer

(1)32	—	Section 1350 Certification of Robert W. Lewey, Senior Vice President, Chief Financial Officer and Interim Chief Operating Officer as Principal Executive Officer and Principal Financial Officer

(1)101.INS		XBRL Instance Document

(1)101.SCH		XBRL Schema Document

(1)101.LAB		XBRL Label Linkbase Document

(1)101.PRE		XBRL Presentation Linkbase Document

(1)101.DEF		XBRL Definition Linkbase Document

(1)101.CAL		XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2015.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Vice President and Chief Accounting Officer (Principal Accounting Officer)