Form 10-Q
period 2015-03-31
Integrated Electrical Services, Inc.
filed 2015-05-08
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 8, 2015, there were 21,480,375 shares of common stock outstanding.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	March 31,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,253	$47,342
Accounts receivable:
Trade, net of allowance of $720 and $780, respectively	76,120	77,459
Retainage	16,011	15,442
Inventories	13,369	16,048
Costs and estimated earnings in excess of billings on uncompleted contracts	10,115	8,591
Prepaid expenses and other current assets	4,985	3,075

Total current assets	167,853	167,957

Property and equipment, net	10,785	10,188
Goodwill	14,993	14,993
Intangible assets	3,302	3,503
Other non-current assets	4,175	4,467

Total assets	$201,108	$201,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$74,565	$74,032
Billings in excess of costs and estimated earnings on uncompleted contracts	19,307	21,852

Total current liabilities	93,872	95,884

Long-term debt, net of current maturities	10,225	10,208
Other non-current liabilities	7,132	7,044

Total liabilities	111,229	113,136

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 and 22,049,529 shares issued and 21,333,890 and 21,767,700 outstanding, respectively	220	220
Treasury stock, at cost, 715,639 and 281,829 shares, respectively	(5,539)	(2,394)
Additional paid-in capital	194,666	194,719
Accumulated other comprehensive loss	—	(2)
Retained deficit	(99,468)	(104,571)

Total stockholders’ equity	89,879	87,972

Total liabilities and stockholders’ equity	$201,108	$201,108

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Three Months Ended March 31,
	2015	2014
Revenues	$133,752	$120,266
Cost of services	112,044	100,240

Gross profit	21,708	20,026
Selling, general and administrative expenses	19,409	19,172
Loss (gain) on sale of assets	1	(22)

Income from operations	2,298	876

Interest and other (income) expense:
Interest expense	311	401

Other income, net	(171)	(15)

Income from continuing operations before income taxes	2,158	490
Provision for income taxes	304	44

Net income from continuing operations	1,854	446

Net loss from discontinued operations	(44)	(49)

Net income	1,810	397

Unrealized gain on interest hedge, net of tax	—	8

Comprehensive income	$1,810	$405

Basic earnings (loss) per share:
From continuing operations	$0.08	$0.02
From discontinued operations	—	$—

Basic earnings per share	$0.08	$0.02

Diluted earnings (loss) per share:
From continuing operations	$0.08	$0.02
From discontinued operations	—	$—

Diluted earnings per share	$0.08	$0.02

Shares used in the computation of earnings per share
Basic	21,571,034	18,464,931
Diluted	21,618,327	18,514,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Six Months Ended March 31,
	2015	2014
Revenues	$270,088	$240,345
Cost of services	225,676	202,202

Gross profit	44,412	38,143
Selling, general and administrative expenses	38,107	36,744
Loss (gain) on sale of assets	7	(62)

Income from operations	6,298	1,461

Interest and other (income) expense:
Interest expense	599	919

Other income, net	(199)	(212)

Income from continuing operations before income taxes	5,898	754
Provision for income taxes	569	43

Net income from continuing operations	5,329	$711

Net loss from discontinued operations	(226)	(191)

Net income	5,103	$520

Unrealized gain on interest hedge, net of tax	—	8
Comprehensive income	$5,103	$528

Basic earnings (loss) per share:
From continuing operations	$0.25	$0.04
From discontinued operations	(0.01)	$(0.01)

Basic earnings per share	$0.24	$0.03

Diluted earnings (loss) per share:
From continuing operations	$0.25	$0.04
From discontinued operations	(0.01)	$(0.01)

Diluted earnings per share	$0.24	$0.03

Shares used in the computation of earnings (loss) per share
Basic	21,653,711	18,443,936
Diluted	21,697,568	18,507,637

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,103	$520
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	(14)	45
Amortization of deferred financing cost	151	224
Depreciation and amortization	1,169	1,262
Loss on sale of assets	12	91
Non-cash compensation	17	429
Changes in operating assets and liabilities:
Accounts receivable	1,507	7,524
Inventories	2,679	1,857
Costs and estimated earnings in excess of billings	(1,524)	(2,914)
Prepaid expenses and other current assets	(2,770)	800
Other non-current assets	225	621
Accounts payable and accrued expenses	533	(4,791)
Billings in excess of costs and estimated earnings	(2,545)	(3,048)
Other non-current liabilities	192	(49)

Net cash provided by operating activities	4,735	2,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,626)	(868)

Net cash used in investing activities	(1,626)	(868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	17	—
Repayments of debt	—	(1,752)
Purchase of treasury stock	(3,215)	(161)

Net cash used in financing activities	(3,198)	(1,913)

NET DECREASE IN CASH EQUIVALENTS	(89)	(210)
CASH AND CASH EQUIVALENTS, beginning of period	47,342	20,757

CASH AND CASH EQUIVALENTS, end of period	$47,253	$20,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$393	$658
Cash paid for income taxes	$397	$291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

Integrated Electrical Services, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of markets. Our operations are currently organized into four principal business segments, based upon the nature of our current products and services:

•	Communications – Nationwide provider of products and services for mission critical infrastructure, such as data centers, of large corporations.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes, including installation of residential solar power.

•	Commercial & Industrial – Provider of electrical design, construction, and maintenance services for commercial and industrial projects nationwide.

•	Infrastructure Solutions - Provider of services to industrial and rail customers, and electrical and mechanical solutions to domestic and international customers. (This segment was created in connection with the acquisition of MISCOR Group, Ltd. (“MISCOR”).)

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

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of IES and its wholly-owned subsidiaries, and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America, and should be read in the context of the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

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

Recent Accounting Pronouncements

In January 2015, the FASB issued new guidance which eliminates from U.S. GAAP the concept of an extraordinary item. The guidance is effective for annual periods beginning after December 15, 2015. The Company does not believe this standard will have a material impact on its consolidated financial statements.

In February, 2015, the FASB issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated, and reduces the number of consolidation models. The new standard is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not believe this standard will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued new guidance that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for annual periods beginning after December 15, 2015 and is required to be adopted retrospectively. The Company does not believe this standard will have a material impact on its consolidated financial statements.

2. CONTROLLING SHAREHOLDER

Tontine Capital Partners, L.P. together with its affiliates (collectively “Tontine”) was the Company’s controlling shareholder, and owned 62.6% of the Company’s outstanding common stock at March 31, 2015. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses (“NOLs”) for federal and state income tax purposes. On January 28, 2013, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”) that is designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of ownership within the meaning of Internal Revenue Code Section 382. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of ownership or protecting the NOLs. Furthermore, a change in ownership would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our severance arrangements.

A member of the Company’s Board of Directors since February, 2012, David B. Gendell has served as the Company’s non-executive Chairman of the Board since January, 2015. Mr. Gendell, who is the brother of Jeffrey Gendell, the founder and managing member of Tontine, is also an employee of Tontine.

3. DEBT

At March 31, 2015 and September 30, 2014, our long-term debt of $10,225 and $10,208 relates to amounts drawn on our revolving credit facility, which matures on August 9, 2018. Our interest rate on these borrowings was 2.38% at March 31, 2015 and 3.25% at September 30, 2014. At March 31, 2015, we also had $6,918 in outstanding letters of credit, and total availability of $14,631 under this facility without violating our financial covenant. There have been no changes to the financial covenants disclosed in Item 7 of our

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Annual Report on Form 10-K for the year ended September 30, 2014, and the Company was in compliance with all covenants at March 31, 2015. At March 31, 2015, the carrying value of amounts outstanding on our revolving loan approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a level 2 measurement.

4. PER SHARE INFORMATION

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net earnings from continuing operations attributable to common shareholders	$1,852	$445
Net earnings from continuing operations attributable to restricted shareholders	2	1

Net earnings from continuing operations	1,854	446

Net loss from discontinued operations attributable to common shareholders	(44)	(49)

Net loss from discontinued operations	(44)	(49)

Net earnings attributable to common shareholders	1,808	396
Net earnings attributable to restricted shareholders	2	1

Net earnings	$1,810	$397

Denominator:
Weighted average common shares outstanding — basic	21,571,034	18,464,931
Effect of dilutive stock options and non-vested restricted stock	47,293	49,219

Weighted average common and common equivalent shares outstanding — diluted	21,618,327	18,514,150

Basic earnings per share:
From continuing operations	$0.08	$0.02
From discontinued operations	—	—

Basic earnings per share	$0.08	$0.02

Diluted earnings per share:
From continuing operations	$0.08	$0.02
From discontinued operations	—	—
Diluted earnings per share	$0.08	$0.02

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Six Months Ended March 31,
	2015	2014
Numerator:
Net earnings from continuing operations attributable to common shareholders	$5,324	$707
Net earnings from continuing operations attributable to restricted shareholders	5	4

Net earnings from continuing operations	5,329	711

Net loss from discontinued operations attributable to common shareholders	(226)	(191)

Net loss from discontinued operations	(226)	(191)

Net earnings attributable to common shareholders	5,098	516
Net earnings attributable to restricted shareholders	5	4

Net earnings	$5,103	$520

Denominator:
Weighted average common shares outstanding — basic	21,653,711	18,443,936
Effect of dilutive stock options and non-vested restricted stock	43,857	63,701

Weighted average common and common equivalent shares outstanding — diluted	21,697,568	18,507,637

Basic earnings (loss) per share:
From continuing operations	$0.25	$0.04
From discontinued operations	(0.01)	(0.01)

Basic earnings per share	$0.24	$0.03

Diluted earnings (loss) per share:
From continuing operations	$0.25	$0.04
From discontinued operations	(0.01)	(0.01)

Diluted earnings per share	$0.24	$0.03

For the three and six months ended March 31, 2014, zero and 150,000 stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the three and six months ended March 31, 2015, the average price of our common shares exceeded the exercise price of all of our outstanding options.

On August 7, 2014, we completed a rights offering of common stock to our stockholders at a subscription price that was lower than the market price of our common stock at closing of the offering. For information on the rights offering, please see “Note 11 – Stockholders Equity” in our Form 10-K. The rights offering was deemed to contain a bonus element that is similar to a stock dividend, requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0340. Basic and diluted weighted average shares for the three months ended March 31, 2014 prior to giving effect to the rights offering were 17,857,422 and 17,905,021, respectively. Basic and diluted weighted average shares for the six months ended March 31, 2014 prior to giving effect to the rights offering were 17,837,117 and 17,898,722, respectively.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Segment information for the three and six months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31, 2015
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total

Revenues	$27,945	$50,169	$44,505	$11,133	$—	$133,752
Cost of services	23,170	40,503	39,686	8,685	—	112,044

Gross profit	4,775	9,666	4,819	2,448	—	21,708
Selling, general and administrative	3,424	7,731	3,791	2,313	2,150	19,409
Loss (gain) on sale of assets	—	4	(1)	(2)	—	1

Income (loss) from operations	$1,351	$1,931	$1,029	$137	$(2,150)	$2,298

Other data:
Depreciation and amortization expense	$129	$119	$67	$204	$70	$589

Capital expenditures	$278	$124	$159	$366	$—	$927
Total assets	$27,499	$37,898	$46,793	$28,292	$60,626	$201,108

	Three Months Ended March 31, 2014
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total

Revenues	$25,147	$42,181	$42,336	$10,602	$—	$120,266
Cost of services	21,006	34,529	36,484	8,221	—	100,240

Gross profit	4,141	7,652	5,852	2,381	—	20,026
Selling, general and administrative	3,163	6,932	4,243	2,295	2,539	19,172
Loss (gain) on sale of assets	—	(1)	(21)	—	—	(22)

Income (loss) from operations	$978	$721	$1,630	$86	$(2,539)	$876

Other data:
Depreciation and amortization expense	$102	$118	$66	$217	$117	$620

Capital expenditures	$55	$158	$40	$235	$—	$488
Total assets	$25,010	$36,170	$45,169	$27,611	$36,383	$170,343

	Six Months Ended March 31, 2015
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total

Revenues	$59,753	$98,762	$88,272	$23,301	$—	$270,088
Cost of services	49,680	79,908	78,169	17,919	—	225,676

Gross profit	10,073	18,854	10,103	5,382	—	44,412
Selling, general and administrative	7,102	15,032	7,378	4,332	4,263	38,107
Loss (gain) on sale of assets	7	4	(2)	(2)	—	7

Income (loss) from operations	$2,964	$3,818	$2,727	$1,052	$(4,263)	$6,298

Other data:
Depreciation and amortization expense	$246	$242	$135	$405	$141	$1,169

Capital expenditures	$470	$193	$167	$657	$139	$1,626
Total assets	$27,499	$37,898	$46,793	$28,292	$60,626	$201,108

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Six Months Ended March 31, 2014
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total

Revenues	$49,738	$83,393	$83,565	$23,649	$—	$240,345
Cost of services	41,665	68,323	73,799	18,415	—	202,202

Gross profit	8,073	15,070	9,766	5,234	—	38,143
Selling, general and administrative	6,145	13,414	7,722	4,683	4,780	36,744
Loss (gain) on sale of assets	—	(41)	(24)	3	—	(62)

Income (loss) from operations	$1,928	$1,697	$2,068	$548	$(4,780)	$1,461

Other data:
Depreciation and amortization expense	$201	$241	$133	$484	$203	$1,262
Capital expenditures	$63	$163	$95	$277	$115	$713
Total assets	$25,010	$36,170	$45,169	$27,611	$36,383	$170,343

6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

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

Treasury Stock

During the six months ended March 31, 2015, we repurchased 16,028 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan (as amended and restated). We issued no shares out of treasury stock under our share-based compensation programs for restricted shares granted during the six months ended March 31, 2015. We issued 8,309 shares of treasury stock as payment for outstanding phantom stock units that vested upon the departure of the Company’s Chairman and CEO in January 2015.

In February 2015, the Company repurchased 426,091 shares of our common stock from an unrelated, third party shareholder at a purchase price of $7.25 per share, or an aggregate cash purchase price of $3,089, pursuant to the stock repurchase program described above.

Restricted Stock

During the three months ended March 31, 2015 and 2014, we recognized $13 and $32, respectively, in compensation expense related to our restricted stock awards. During the six months ended March 31, 2015 and 2014, we recognized $26 and $136, respectively, related to these awards. At March 31, 2015, the unamortized compensation cost related to outstanding unvested restricted stock was $61.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the non-employee members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each non-employee director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the six months ended March 31, 2015 and 2014, we recognized $60 and $171 in compensation expense related to these grants.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Stock Options

During the three and six months ended March 31, 2015, we recognized a benefit to compensation expense of $143 and $81, respectively, related to our stock option awards, net of options forfeited. This benefit relates to a revision in forfeiture assumptions upon the departure of the Company’s Chairman and CEO in January 2015. During the three and six months ended March 31, 2014, we recognized $61 and $123, respectively, in compensation expense related to our stock option awards. At March 31, 2015, the unamortized compensation cost related to outstanding unvested stock options was $126.

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

Investment in EnerTech

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014

Carrying value	$919	$919
Unrealized gains	81	94

Fair value	$1,000	$1,013

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. There was no impairment for the six months ended March 31, 2015.

EnerTech’s general partner, with the consent of the fund’s investors, has extended the fund through December 31, 2015. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2016 with the consent of the fund’s valuation committee.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plans. During the three months ended March 31, 2015 and 2014, we recognized $105 and $93, respectively, in matching expense. During the six months ended March 31, 2015 and 2014, we recognized $183 and $176, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $871 recorded as of March 31, 2015 and $853 as of September 30, 2014, related to such plans.

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	March 31, 2015
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$660	$660	$—
Executive savings plan liabilities	(547)	(547)	—

Total	$113	$113	$—

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	September 30, 2014
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$625	$625	$—
Executive savings plan liabilities	(512)	(512)	—

Total	$113	$113	$—

10. INVENTORY

Inventories consist of the following components:

	March 31, 2015	September 30, 2014

Raw materials	$1,551	$1,978
Work in process	2,400	2,618
Finished goods	1,809	1,819
Parts and supplies	7,609	9,633

Total inventories	$13,369	$16,048

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

11. INTANGIBLE ASSETS

Intangible assets consist of the following:

\		March 31, 2015
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical library	20	400	31	369
Customer relationships	12	2,100	602	1,498
Covenants not to compete	3.0	140	97	43
Developed technology	4.0	400	208	192

Total		$4,240	$938	$3,302

	September 30, 2014
	Estimated Useful Lives	Gross Carrying	Accumulated

	(in Years)	Amount	Amortization	Net

Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical library	20	400	21	379

Customer relationships	12	2,100	484	1,616
Covenants not to compete	3.0	140	74	66
Developed technology	4.0	400	158	242
Total		$4,240	$737	$3,503

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

In addition to the on-site clean-up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean-up of soils off-site and address contamination of groundwater and other miscellaneous off-site issues. We were not a recipient of that letter. On January 8, 2013, the EPA held a meeting with those PRPs as well as others that were not recipients of the letter to discuss potential settlement of its costs associated with the site. The Company was invited to attend this meeting and asked to confirm whether it would participate in settlement discussions, which the Company confirmed. The Company intends to present to the EPA the evidence developed in litigation to support the argument that the Company did not contribute PCB contamination to the site. The Company has tendered a demand for indemnification to the former owner of the acquired corporation that may have transacted business with the facility. As of March 31, 2015, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Hamilton Wage and Hour

The Company is a defendant in three wage-and-hour suits seeking class action certification that were filed between August 29, 2012 and June 24, 2013, in the U.S. District Court for the Eastern District of Texas. Each of these cases is among several others filed by Plaintiffs’ attorney against contractors working in the Port Arthur, Texas Motiva plant on various projects over the last few years. The claims are based on alleged failure to compensate for time spent bussing to and from the plant, donning safety wear and other activities. Management does not expect the Company will face significant exposure for any unpaid wages. In a separate earlier case based on the same allegations, a federal district court ruled that the time spent traveling on the busses is not compensable. On January 11, 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the district court’s ruling finding no liability for wages for time spent bussing into the facility, and on October 8, 2013, the U.S. Supreme Court declined to review plaintiffs’ appeal of the Fifth Circuit dismissal of their claims for compensation for time spent bussing to the facility, effectively reducing the Company’s risk of liability on this issue in its cases. Our investigation indicates that all claims for time spent on other activities either were inapplicable to the Company’s employees or took place during times for which the Company’s employees were compensated. We have filed responsive pleadings and, following initial discovery, are positioning the cases to obtain a dismissal of all claims. As of March 31, 2015, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses up to the deductible amounts, or losses that are not covered under our policies, are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2015 and September 30, 2014, we had $3,896 and $4,560, respectively, accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of March 31, 2015 and September 30, 2014, we had $529 and $569, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2015, $6,347 of our outstanding letters of credit was utilized to collateralize our insurance program.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Surety

As of March 31, 2015, the estimated cost to complete our bonded projects was approximately $57,622. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

Receivable from Surety

On January 9, 2012, we entered into a settlement agreement with regard to $2,000 of collateral held by a surety who previously issued construction payment and performance bonds for us. Based on subsequent payment defaults by the surety, the agreement was later amended to provide for additional collateral and a total settlement amount of $2,025 to be paid in monthly installments with an interest rate of 12%, under which the surety made certain monthly payments during 2012. Following additional payment defaults, in January, 2013, the Company tendered a notice of default to the surety and its coal mining operations, which had been pledged as additional collateral, and given the surety’s failure to make the payments due in December, 2012, and January, 2013, and its continued attempts to restructure the underlying settlement agreement, the Company concluded the collection of the receivable was not probable as of December 31, 2012, and recorded a reserve in the amount of $1,725 for the first quarter of fiscal 2013, bringing the receivable’s net carrying value to zero. The charge was recorded as other expense within our Consolidated Statements of Comprehensive Income and the reserve was recorded within our current assets within the Consolidated Balance Sheet.

In March, 2013, the Company issued a notice of acceleration of the promissory notes signed by the two mining companies, and subsequently filed suit to enforce the acceleration and to domesticate the agreed judgment against the surety and its owner in Virginia. Following these actions, the surety entered into an amended agreement with the Company under which the Company received installment payments totaling $550. The defendants ultimately defaulted on payments due beginning in November 2013 through June 2014. On June 27, 2014, the two mining companies filed for Chapter 11 bankruptcy protection, and the surety’s owner filed for personal bankruptcy shortly thereafter. The surety defendant has not yet filed bankruptcy, but we understand its assets are held by the parties who have filed for bankruptcy protection. The Company has filed pleadings in the bankruptcy proceedings to continue pursuit of the balance of the debt; however, the extent of recovery of the remaining balance, if any, cannot be determined. We received $450 during the fiscal year ended September 30, 2013 and $100 during the first quarter of the 2014 fiscal year. These amounts were classified as other income within our Consolidated Statements of Comprehensive Income. Any potential subsequent recovery from the bankruptcy proceedings will be included in other income.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At March 31, 2015, $571 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2015, we had a $158 commitment outstanding for the purchase of copper wire. We expect this wire to be purchased and used within the current fiscal year.

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

	Three Months Ended March 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$133,752	100.0%	$120,266	100.0%
Cost of services	112,044	83.8%	100,240	83.3%

Gross profit	21,708	16.2%	20,026	16.7%
Selling, general and administrative expenses	19,409	14.5%	19,172	15.9%
Gain on sale of assets	1	0.0%	(22)	0.0%

Net income from operations	2,298	1.7%	876	0.8%

Interest and other (income) expense, net	140	0.1%	386	0.3%

Income from operations before income taxes	2,158	1.6%	490	0.5%
Provision for income taxes	304	0.2%	44	0.0%

Net income from continuing operations	1,854	1.4%	446	0.5%

Net loss from discontinued operations	(44)	0.0%	(49)	0.0%
Net income	$1,810	1.4%	$397	0.5%

Consolidated revenues for the three months ended March 31, 2015 were $13.5 million higher than for the three months ended March 31, 2014, an increase of 11.2%. Revenues increased at all four of our operating segments.

Our overall gross profit percentage decreased slightly to 16.2% during the three months ended March 31, 2015 as compared to 16.7% during the three months ended March 31, 2014. While gross profit as a percentage of revenue increased at our Communications and Residential segments, these increases were offset by decreases at our Commercial & Industrial and Infrastructure Solutions segments.

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

During the three months ended March 31, 2015, our selling, general and administrative expenses were $19.4 million, an increase of $0.2 million, or 1.2%, over the three months ended March 31, 2014. Higher personnel and incentive costs directly attributable to increased activity and profitability were the primary drivers of the increase. Selling, general and administrative expenses decreased as a percentage of revenue from 15.9% for the three months ended March 31, 2014 to 14.5% for the three months ended March 31, 2015, as we benefitted from increased activity. Additionally, costs were lower at our Corporate segment, where we incurred one-time search and severance costs of $0.3 million in connection with the replacement of the President of our Infrastructure Solutions segment during the three months ended March 31, 2014.

	Six Months Ended March 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$270,088	100.0%	$240,345	100.0%
Cost of services	225,676	83.6%	202,202	84.1%

Gross profit	44,412	16.4%	38,143	15.9%
Selling, general and administrative expenses	38,107	14.1%	36,744	15.3%
Gain on sale of assets	7	0.0%	(62)	0.0%

Net income from operations	6,298	2.3%	1,461	0.6%

Interest and other (income) expense, net	400	0.1%	707	0.3%

Income from operations before income taxes	5,898	2.2%	754	0.3%
Provision for income taxes	569	0.2%	43	0.0%

Net income from continuing operations	5,329	2.0%	711	0.3%

Net loss from discontinued operations	(226)	(0.1)%	(182)	(0.1)%
Provision for income taxes	—	0.0%	9	0.0%

Net loss from discontinued operations	(226)	(0.1)%	(191)	(0.1)%

Net income	$5,103	1.9%	$520	0.2%

Consolidated revenues for the six months ended March 31, 2015 were $29.7 million higher than for the six months ended March 31, 2014, an increase of 12.4%. Revenues increased at our Communications, Residential and Commercial & Industrial segments, slightly offset by a decrease at our Infrastructure Solutions segment.

Our overall gross profit percentage increased to 16.4% during the six months ended March 31, 2015 as compared to 15.9% during the six months ended March 31, 2014. Improved gross profit percentages at our Communications, Residential and Infrastructure Solutions segments were slightly offset by lower margins at our Commercial & Industrial segment, where we recorded a benefit in the prior year related to efficiencies on a large job.

During the six months ended March 31, 2015, our selling, general and administrative expenses were $38.1 million, an increase of $1.4 million, or 3.7%, over the six months ended March 31, 2014. The increase primarily resulted from higher personnel and incentive costs directly attributable to increased activity and profitability, partly offset by lower costs at our Corporate segment, where we incurred one-time search and severance costs of $0.3 million in connection with the replacement of the President of our Infrastructure Solutions segment during the six months ended March 31, 2014. Selling, general and administrative expense as a percentage of revenue decreased from 15.3% for the six months ended March 31, 2014 to 14.1% for the six months ended March 31, 2015, as we benefitted from increased levels of activity.

Communications

	Three Months Ended March 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$27,945	100.0%	$25,147	100.0%

Gross Profit	4,775	17.1%	4,141	16.5%
Selling, general and administrative expenses	3,424	12.3%	3,163	12.6%

Revenue. Our Communications segment revenues increased by $2.8 million during the three months ended March 31, 2015, an 11.1% increase compared to the three months ended March 31, 2014. The increase is the result of both the expansion of our customer base and additional work with existing customers. We continue to expand our business in areas such as high tech distribution centers and audio-visual and security, cabling, wireless access, and data center work. Increases in these areas more than offset a decrease in high-tech manufacturing revenue, which fell by $2.4 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2015 increased $0.6 million, or 15.3%, as compared to the three months ended March 31, 2014. Gross profit as a percentage of revenue increased 0.6% to 17.1% for the three months ended March 31, 2015, as a higher volume of activity contributed to our ability to improve operating efficiency.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $0.3 million, or 8.2%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of higher personnel cost, including increased incentive compensation associated with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 0.3% to 12.3% of segment revenue during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as we benefited from increased activity.

	Six Months Ended March 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$59,753	100.0%	$49,738	100.0%

Gross Profit	10,073	16.9%	8,073	16.2%
Selling, general and administrative expenses	7,102	11.9%	6,145	12.4%

Revenue. Our Communications segment revenues increased by $10.0 million during the six months ended March 31, 2015, a 20.1% increase compared to the six months ended March 31, 2014. The increase is the result of both the expansion of our customer base and additional work with existing customers. We continue to expand our business in areas such as high tech distribution centers and audio-visual and security, cabling, wireless access, and data center work. Increases in these areas more than offset a decrease in high-tech manufacturing revenue, which fell by $5.7 million for the six months ended March 31, 2015 compared with the six months ended March 31, 2014.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2015 increased $2.0 million, or 24.8%, as compared to the six months ended March 31, 2014. Gross profit as a percentage of revenue increased 0.7% to 16.9% for the six months ended March 31, 2015, as a higher volume of activity contributed to our ability to improve operating efficiency.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased

$1.0 million, or 15.6%, during the six months ended March 31, 2015 compared to the six months ended March 31, 2014 as a result of higher personnel cost, including increased incentive compensation associated with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 0.5% to 11.9% of segment revenue during the six months ended March 31, 2015 compared to the six months ended March 31, 2014, as we benefitted from increased activity.

Residential

	Three Months Ended March 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$50,169	100.0%	$42,181	100.0%

Gross Profit	9,666	19.3%	7,652	18.1%
Selling, general and administrative expenses	7,731	15.4%	6,932	16.4%

Revenue. Our Residential segment revenues increased by $8.0 million during the three months ended March 31, 2015, an increase of 18.9% as compared to the three months ended March 31, 2014. Single-family construction revenues increased by $2.0 million, primarily in Texas, where the economy has experienced continued growth and population expansion. We continue to monitor how growth and population expansion in this region may be affected by changes to the oil and gas sector due to declining oil prices; we believe that sustained low levels of oil prices may result in a tapering of regional growth and lower revenues in this segment of our business. Revenue for multi-family construction increased by $5.4 million for the three months ended March 31, 2015 as compared with the same period in 2014, primarily as a result of increased demand, particularly on the East Coast and in Texas. Cable and service activity, as well as revenue from solar installations, also increased year over year.

Gross Profit. During the three months ended March 31, 2015, our Residential segment experienced a $2.0 million, or 26.3%, increase in gross profit as compared to the three months ended March 31, 2014. The increase in gross profit was driven primarily by single-family projects, partly offset by a slight decline in gross margin percentage for multi-family projects. As demand has increased within the single-family business, profitability has increased, as a higher volume of activity contributed to our ability to improve operating efficiency. However, our multi-family business experienced a decrease in project efficiency for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Selling, General and Administrative Expenses. Our Residential segment experienced a $0.8 million, or 11.5%, increase in selling, general and administrative expenses during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of higher compensation and incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 15.4% of segment revenue during the three months ended March 31, 2015 from 16.4% in the three months ended March 31, 2014.

	Six Months Ended March 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$98,762	100.0%	$83,393	100.0%

Gross Profit	18,854	19.1%	15,070	18.1%
Selling, general and administrative expenses	15,032	15.2%	13,414	16.1%

Revenue. Our Residential segment revenues increased by $15.4 million during the six months ended March 31, 2015, an increase of 18.4% as compared to the six months ended March 31, 2014. The increase was driven by single-family construction revenues, which increased by $7.5 million, primarily in Texas, where the economy has experienced continued growth and population expansion. Revenues from multi-family construction also improved, increasing by $6.4 million for the six months ended March 31, 2015 as compared with the same period in 2014, primarily as a result of increased demand, particularly on the East Coast and in Texas. Cable and service activity, as well as revenue from solar installations, also increased year over year.

Gross Profit. During the six months ended March 31, 2015, our Residential segment experienced a $3.8 million, or 25.1%, increase in gross profit as compared to the six months ended March 31, 2014. Gross profit increased primarily due to a higher volume of single-family projects. Gross margin percentage increased within single-family, as demand for single-family housing has increased and efficiency has improved. However, the increase in gross margin as a percentage of revenue for our single-family business was partly offset by project inefficiencies within our multi-family business.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.6 million, or 12.1%, increase in selling, general and administrative expenses during the six months ended March 31, 2015 compared to the six months ended March 31, 2014. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased 0.9% to 15.2% of segment revenue during the six months ended March 31, 2015, as we benefitted from higher levels of activity by increasing our efficiency.

Commercial & Industrial

	Three Months Ended March 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$44,505	100.0%	$42,336	100.0%
Gross Profit	4,819	10.8%	5,852	13.8%
Selling, general and administrative expenses	3,791	8.5%	4,243	10.0%

Revenue. Revenues in our Commercial & Industrial segment increased $2.2 million during the three months ended March 31, 2015, an increase of 5.1% compared to the three months ended March 31, 2014. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also industry-specific local economic trends and a disciplined bid strategy employed by the Company. The market for this segment’s services remains highly competitive. However, a continuing focus on our sales strategy is the primary driver of the revenue increase for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2015 decreased by $1.0 million, or 17.7%, as compared to the three months ended March 31, 2014. During the three months ended March 31, 2014, we recognized a gain related to an increase in projected profitability on a large commercial project which has been ongoing since 2009, and was the primary driver of the higher results in that prior period.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2015 decreased by $0.5 million, or 10.7%, compared to the three months ended March 31, 2014 largely as a result of lower incentive compensation expense as well as a decrease in legal costs.

	Six Months Ended March 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$88,272	100.0%	$83,565	100.0%
Gross Profit	10,103	11.4%	9,766	11.7%
Selling, general and administrative expenses	7,378	8.4%	7,722	9.2%

Revenue. Revenues in our Commercial & Industrial segment increased $4.7 million during the six months ended March 31, 2015, an increase of 5.6% compared to the six months ended March 31, 2014. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends and an increased bid discipline strategy implemented by the Company in the 2011-2012 time period. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. The market for this segment’s services remains highly competitive. However, a continuing focus on our sales strategy is the primary driver of the revenue increase.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2015 increased by $0.3 million, or 3.4%, as compared to the six months ended March 31, 2014. Commercial & Industrial’s gross margin as a percentage of revenue decreased 0.3% to 11.4% during the six months ended March 31, 2015. While activity has increased in 2015, our results for the six months ended March 31, 2014 included the benefit of a gain related to an increase in projected profitability on a large commercial project which has been ongoing since 2009, and this gain did not recur in 2015.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2015 decreased by $0.3 million or 4.4% from the six months ended March 31, 2014. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment decreased by 0.8% during the six months ended March 31, 2015 as compared to the same period in 2014 as a result of decreased compensation expense and the absence in 2015 of costs associated with a legal settlement in one of our branches in 2014.

Infrastructure Solutions

	Three Months Ended March 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$11,133	100.0%	$10,602	100.0%
Gross Profit	2,448	22.0%	2,381	22.5%
Selling, general and administrative expenses	2,313	20.8%	2,295	21.6%

Revenue. Revenues in our Infrastructure Solutions segment increased by $0.5 million during the three months ended March 31, 2015, an increase of 5.0% compared to the three months ended March 31, 2014. The increase in revenue was driven primarily by an increase in demand for industrial services, which more than offset a reduction in demand for our engine components services by certain of our large customers.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended March 31, 2015 increased by $0.1 million, or 2.8%, as compared to the three months ended March 31, 2014. Gross profit as a percentage of revenue decreased slightly from 22.5% for the three months ended March 31, 2014 to 22.0% for the three months ended March 31, 2015, as our industrial services business represents a larger percentage of the segment’s total revenue in 2015, as compared with our engine components service business, which generally has a higher margin. In the three months ended March 31, 2014, our results included $0.2 million of additional cost associated with the sale of inventory that was written up to fair value in purchase accounting upon the acquisition of MISCOR in September of 2013.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended March 31, 2015 remained flat compared to the three months ended March 31, 2014. However, selling, general and administrative expense as a percentage of revenue decreased from 21.6% for the three months ended March 31, 2014 to 20.8% for the three months ended March 31, 2015, as we have focused on controlling costs.

	Six Months Ended March 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$23,301	100.0%	$23,649	100.0%
Gross Profit	5,382	23.1%	5,234	22.1%
Selling, general and administrative expenses	4,332	18.6%	4,683	19.8%

Revenue. Revenues in our Infrastructure Solutions segment decreased $0.3 million during the six months ended March 31, 2015, a decrease of 1.5% compared to the six months ended March 31, 2014. Although demand for industrial services has improved, this improvement was more than offset by a reduction in demand for our engine components services by certain of our large customers.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the six months ended March 31, 2015 increased by $0.1 million, or 2.8%, as compared to the six months ended March 31, 2014. Gross profit as a percentage of revenue increased from 22.1% for the six months ended March 31, 2014 to 23.1% for the six months ended March 31, 2015. Although revenues were slightly down, we were able to improve our margins through a focus on workflow and process improvement, as well as cost management, during our first full year of ownership of this operating segment. Additionally, results for the six months ended March 31, 2014 included additional cost of $0.6 associated with the sale of inventory that was written up to fair value in purchase accounting upon the acquisition of MISCOR in September of 2013.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the six months ended March 31, 2015 decreased by $0.4 million compared to the six months ended March 31, 2014 as a result of lower compensation costs in connection with a focus on managing costs and improving efficiency. Selling, general and administrative expense as a percentage of revenue decreased from 19.8% for the six months ended March 31, 2014 to 18.6% for the six months ended March 31, 2015.

Interest and Other Expense, net

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest expense	$235	$304
Deferred financing charges	76	97

Total interest expense	311	401
Other (income) expense, net	(171)	(15)

Total interest and other expense, net	$140	$386

Interest Expense for the three months ended March 31, 2015 and 2014

During the three months ended March 31, 2015, we incurred interest expense of $0.3 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.7 million under the 2012 Credit Facility (as defined below) and an average unused line of credit balance of $43.1 million. This compares to interest expense of $0.4 million for the three months ended March 31, 2014, on a debt balance primarily comprised of a term loan under the 2012 Credit Facility and average letter of credit and unused line of credit balances under the 2012 Credit Facility of $6.8 million and $23.2 million, respectively. The interest rate on our borrowings decreased by 1% for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014, as a result of amending our 2012 Credit Facility in September 2014.

	Six Months Ended March 31,
	2015	2014
	(In thousands)
Interest expense	$448	$695
Deferred financing charges	151	224

Total interest expense	599	919
Other (income) expense, net	(199)	(212)

Total interest and other expense, net	$400	$707

Interest Expense for the six months ended March 31, 2015 and 2014

During the six months ended March 31, 2015, we incurred interest expense of $0.6 million primarily comprised of interest expense from our Term Loan, an average letter of credit balance of $6.8 million under the 2012 Credit Facility and an average unused line of credit balance of $48.1 million. This compares to interest expense of $0.9 million for the six months ended March 31, 2014, on a debt balance primarily comprised of our Term Loan, an average letter of credit balance of $6.7 million under the 2012 Credit Facility and an average unused line of credit balance of $23.3 million. The interest rate on our borrowings decreased by 1% for the six months ended March 31, 2015 as compared with the six months ended March 31, 2014, as a result of amending our 2012 Credit Facility in September 2014.

PROVISION FOR INCOME TAXES

Our provision for income taxes increased from $44 thousand for the three months ended March 31, 2014 to $304 thousand for the three months ended March 31, 2015. The increase is attributable to an increase in income from continuing operations before taxes.

Our provision for income taxes increased from $43 thousand for the six months ended March 31, 2014 to $569 thousand for the six months ended March 31, 2015. The increase is attributable to an increase in income from continuing operations before taxes.

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

After a prolonged period of operating losses spanning many years, the Company has reported income for the year ended September 30, 2014 and for the six months ended March 31, 2015. To the extent that profitability continues, our conclusion regarding the amount of valuation allowances required could change, resulting in the reversal of a portion of our valuation allowances. Such a reversal, if one were to occur, would result in a benefit to earnings. At September 30, 2014, federal and state deferred tax asset valuation allowances were $117,059 and $4,819, respectively.

WORKING CAPITAL

During the six months ended March 31, 2015, working capital increased by $1.9 million from September 30, 2014, reflecting a $0.1 million decrease in current assets and a $2.0 million decrease in current liabilities during the period.

During the six months ended March 31, 2015, our current assets decreased slightly to $167.9 million, as compared to $168.0 million as of September 30, 2014. The current trade accounts receivables, net, decreased by $1.3 million at March 31, 2015, as compared to September 30, 2014. Days sales outstanding (“DSOs”) increased to 56 at March 31, 2015, compared with 54 at September 30, 2014. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. Inventory decreased $2.7 million during the six months ended March 31, 2015 compared to September 30, 2014, due primarily to the timing of materials usage on certain of our Commercial & Industrial jobs, as well as a decrease in solar power inventory at our Residential segment.

During the six months ended March 31, 2015, our total current liabilities decreased by $2.0 million to $93.9 million, compared to $95.9 million as of September 30, 2014. During the six months ended March 31, 2015, accounts payable and accrued expenses increased by $0.5 million. Billings in excess of costs decreased by $2.5 million during the six months ended March 31, 2015 compared to September 30, 2014.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2015, the estimated cost to complete our bonded projects was approximately $57.6 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had cash and cash equivalents of $47.3 million, working capital of $74.0 million, and $6.9 million of letters of credit outstanding under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows, proceeds from our 2014 rights offering, and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed.

We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

The 2012 Revolving Credit Facility

We have a $60 million revolving credit facility with Wells Fargo Bank, N.A. that matures in August 2018. We entered into the credit facility in August 2012 and most recently amended it in September 2014 (as amended, the “2012 Credit Facility”). The 2012 Credit Facility contains customary affirmative, negative and financial covenants. At March 31, 2015, we were subject to the financial covenant under the 2012 Credit Facility requiring, at any time that our Liquidity (the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability, as defined in the amended and restated credit agreement dated September 24, 2014, under the 2012 Credit Facility (the “Amended Credit Agreement”)) is less than $20 million or our Excess Availability is less than $5 million, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. At March 31, 2015, our Liquidity was $61.9 million and our Excess Availability was $14.6 million, and as such, we were not required to maintain a Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at March 31, 2015, our Fixed Charge Coverage Ratio was 4.3:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at March 31, 2015, provides us with the ability to use cash on hand or to draw on our 2012 Credit Facility such that we can fall below the Excess Availability and Liquidity minimum thresholds described above without violating our financial covenant.

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

At March 31, 2015, we had $14.6 million under the 2012 Credit Facility that was available to us without triggering or violating our financial covenant, $6.9 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $10.2 million. Our interest rate on borrowings under the 2012 Credit Facility revolver was 2.38% at March 31, 2015.

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

Operating activities provided net cash of $4.7 million during the six months ended March 31, 2015, as compared to $2.6 million of net cash provided in the six months ended March 31, 2014. The increase in operating cash flow was primarily the result of increased earnings for the six months ended March 31, 2015, compared with the same period in 2014. This increase was partly offset by higher working capital needs.

Investing Activities

Net cash used in investing activities was $1.6 million for the six months ended March 31, 2015, compared with $0.9 million for the six months ended March 31, 2014. Expenditures for both periods relate to the purchase of fixed assets.

Financing Activities

Financing activities used net cash of $3.2 million in the six months ended March 31, 2015 compared to $1.9 million used in the six months ended March 31, 2014. Financing activities for the six months ended March 31, 2015 included $3.1 million for the repurchase of common stock from an unrelated, third-party investor, pursuant to the stock repurchase plan described below. Financing activities included additional $0.1 million for the repurchase of common stock to satisfy payroll tax obligations. Financing activities in the six months ended March 31, 2014 included $1.8 million in payments on a term loan under our 2012 Credit Facility, and $0.2 million for the repurchase of common stock to satisfy payroll tax obligations.

Stock Repurchase Plan

On February 4, 2015, IES’s Board of Directors authorized a stock repurchase program for purchasing up to 1.0 million shares of the Company’s common stock from time to time. Share purchases will be made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program will be determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. During the three months ended March 31, 2015, the Company repurchased 426,091 shares of common stock for $7.25 per share pursuant to the program from an unrelated, third-party investor for a total aggregate purchase price of $3.089 million. See Part II, Item 2 of this Form 10-Q for details of stock repurchases during the quarter ended March 31, 2015.

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

Commodity Risk

Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed nature of many of our contracts. Over the long-term, we expect to be able to pass along a portion of these costs to our customers, as market conditions in the construction industry will allow. The Company has not entered into any commodity price risk hedging instruments.

Interest Rate Risk

We are subject to interest rate risk on our floating interest rate borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates.

All of the long-term debt outstanding under our 2012 Credit Facility is structured on floating interest rate terms. During the quarter ended March 31, 2015, our interest rate hedging arrangement expired under its terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our 2012 Credit Facility as of March 31, 2015 would cause a $0.1 million pre-tax annual increase in interest expense.

Item 4.	Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer, who is also serving as our Interim Chief Operating Officer and principal executive officer following the departure of our Chief Executive Officer effective January 16, 2015, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Financial Officer and Interim Chief Operating Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer and Interim Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2015:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
January 16, 2015	3,241	$7.31	—	—
February 24, 2015	426,091	$7.25	426,091	573,909
Total	429,332	$7.25	426,091	573,909

(1)	The total number of shares purchased includes (i) shares purchased pursuant to the plan described in footnote (2) below, and (ii) shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	In February, 2015 we publicly disclosed that our Board of Directors had authorized a plan for the Company to purchase up to 1 million shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “ Financial Statements and Supplementary Data” of this From 10-Q.

(b) Exhibits

Exhibit No.	Description

2.1 —	Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 13, 2013)

2.2 —	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 10, 2013)

2.3 —	Asset Purchase Agreement, dated February 8, 2013, by and among IES Renewable Energy, LLC, Residential Renewable Energy Technologies, Inc., Energy Efficiency Solar, Inc., and Lonestar Renewable Technologies Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013)

3.1 —	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3 —	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

(1)31 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Senior Vice President, Chief Financial Officer and Interim Chief Operating Officer as Principal Executive Officer and Principal Financial Officer

(1)32 —	Section 1350 Certification of Robert W. Lewey, Senior Vice President, Chief Financial Officer and Interim Chief Operating Officer as Principal Executive Officer and Principal Financial Officer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2015.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Vice President and Chief Accounting Officer