Form 10-Q
period 2015-06-30
Integrated Electrical Services, Inc.
filed 2015-08-07
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

On August 5, 2015, there were 21,515,216 shares of common stock outstanding.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	June 30,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,816	$47,342
Accounts receivable:
Trade, net of allowance of $669 and $780, respectively	82,520	77,459
Retainage	16,811	15,442
Inventories	13,753	16,048
Costs and estimated earnings in excess of billings on uncompleted contracts	12,764	8,591
Prepaid expenses and other current assets	4,372	3,075

Total current assets	175,036	167,957

Property and equipment, net	11,909	10,188
Goodwill	16,525	14,993
Intangible assets	4,883	3,503
Other non-current assets	4,153	4,467

Total assets	$212,506	$201,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$74,339	$74,032
Billings in excess of costs and estimated earnings on uncompleted contracts	26,731	21,852

Total current liabilities	101,070	95,884

Long-term debt, net of current maturities	10,214	10,208
Other non-current liabilities	7,109	7,044

Total liabilities	118,393	113,136

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 and 22,049,529 shares issued and 21,526,169 and 21,767,700 outstanding, respectively	220	220
Treasury stock, at cost, 523,360 and 281,829 shares, respectively	(4,049)	(2,394)
Additional paid-in capital	193,454	194,719
Accumulated other comprehensive loss	—	(2)
Retained deficit	(95,512)	(104,571)

Total stockholders’ equity	94,113	87,972

Total liabilities and stockholders’ equity	$212,506	$201,108

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Three Months Ended June 30,
	2015	2014
Revenues	$144,082	$136,192
Cost of services	119,030	113,526

Gross profit	25,052	22,666
Selling, general and administrative expenses	20,546	19,110
Gain on sale of assets	(47)	(10)

Income from operations	4,553	3,566

Interest and other (income) expense:
Interest expense	261	348
Other (income) expense, net	(9)	1

Income from continuing operations before income taxes	4,301	3,217
Provision for income taxes	339	422

Net income from continuing operations	3,962	2,795

Net loss from discontinued operations	(5)	(122)

Net income	3,957	2,673

Unrealized loss on interest hedge, net of tax	—	(14)
Comprehensive income	$3,957	$2,659

Basic earnings (loss) per share:
From continuing operations	$0.19	$0.15
From discontinued operations	—	(0.01)

Basic earnings per share	$0.19	$0.14

Diluted earnings (loss) per share:

From continuing operations	$0.19	$0.15
From discontinued operations	—	(0.01)

Diluted earnings per share	$0.19	$0.14

Shares used in the computation of earnings (loss) per share

Basic	21,319,444	18,464,933
Diluted	21,370,634	18,521,628

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Nine Months Ended June 30,
	2015	2014
Revenues	$414,170	$376,537
Cost of services	344,707	315,728

Gross profit	69,463	60,809
Selling, general and administrative expenses	58,653	55,855
Gain on sale of assets	(40)	(73)

Income from operations	10,850	5,027

Interest and other (income) expense:
Interest expense	860	1,267

Other income, net	(208)	(211)

Income from continuing operations before income taxes	10,198	3,971
Provision for income taxes	908	465

Net income from continuing operations	9,290	$3,506

Net loss from discontinued operations	(231)	(313)

Net income	9,059	$3,193

Unrealized loss on interest hedge, net of tax	—	(21)

Comprehensive income	$9,059	$3,172

Basic earnings (loss) per share:
From continuing operations	$0.43	$0.19
From discontinued operations	(0.01)	$(0.02)

Basic earnings per share	$0.42	$0.17

Diluted earnings (loss) per share:

From continuing operations	$0.43	$0.19
From discontinued operations	(0.01)	$(0.02)

Diluted earnings per share	$0.42	$0.17

Shares used in the computation of earnings (loss) per share
Basic	21,542,289	18,450,935
Diluted	21,589,437	18,509,984

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,059	$3,193
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	10	45
Amortization of deferred financing cost	230	309
Depreciation and amortization	1,806	1,891
Loss on sale of assets	15	112
Non-cash compensation	325	560
Changes in operating assets and liabilities:
Accounts receivable	(4,072)	(3,611)
Inventories	2,751	4,715
Costs and estimated earnings in excess of billings	(4,173)	(2,250)
Prepaid expenses and other current assets	(3,047)	1,866
Other non-current assets	109	693
Accounts payable and accrued expenses	(1,876)	(2,809)
Billings in excess of costs and estimated earnings	4,880	809
Other non-current liabilities	194	173

Net cash provided by operating activities	6,211	5,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,385)	(1,422)
Consideration for acquisition, net of cash acquired	(3,112)	—

Net cash used in investing activities	(5,497)	(1,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	6	—
Repayments of debt	—	(2,627)
Purchase of treasury stock	(3,246)	(161)

Net cash used in financing activities	(3,240)	(2,788)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(2,526)	1,486
CASH AND CASH EQUIVALENTS, beginning of period	47,342	20,757

CASH AND CASH EQUIVALENTS, end of period	$44,816	$22,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$594	$915
Cash paid for income taxes	$517	$572

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

Seasonality and Quarterly Fluctuations

Results of operations from our Residential construction segment are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter, with an impact from precipitation in the warmer months. The Communications, Commercial & Industrial, and Infrastructure Solutions segments of our business are less subject to seasonal trends, as work in these segments generally is performed inside structures protected from the weather, although weather can still impact these businesses, especially in the early stages of projects. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Results for our Infrastructure Solutions segment may be affected by the timing of outages at our customers’ facilities. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

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

2. CONTROLLING SHAREHOLDER

Tontine Capital Partners, L.P. together with its affiliates (collectively “Tontine”) was the Company’s controlling shareholder, and owned 62.1% of the Company’s outstanding common stock at June 30, 2015. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

3. DEBT

At June 30, 2015 and September 30, 2014, our long-term debt of $10,214 and $10,208 relates to amounts drawn on our revolving credit facility, which matures on August 9, 2018. Our interest rate on these borrowings was 2.38% at June 30, 2015 and 3.25% at September 30, 2014. At June 30, 2015, we also had $6,918 in outstanding letters of credit, and total availability of $14,852 under this facility without violating our financial covenant. There have been no changes to the financial covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2014, and the Company was in compliance with all covenants at June 30, 2015. At June 30, 2015, the carrying value of amounts outstanding on our revolving loan approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a level 2 measurement.

4. PER SHARE INFORMATION

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Numerator:
Net earnings from continuing operations attributable to common shareholders	$3,927	$2,785
Net earnings from continuing operations attributable to restricted shareholders	35	10

Net earnings from continuing operations	3,962	2,795

Net loss from discontinued operations attributable to common shareholders	(5)	(122)

Net loss from discontinued operations	(5)	(122)

Net earnings attributable to common shareholders	3,922	2,663
Net earnings attributable to restricted shareholders	35	10

Net earnings	$3,957	$2,673

Denominator:
Weighted average common shares outstanding — basic	21,319,444	18,464,933
Effect of dilutive stock options and non-vested restricted stock	51,190	56,695

Weighted average common and common equivalent shares outstanding — diluted	21,370,634	18,521,628

Basic earnings (loss) per share:

From continuing operations	$0.19	$0.15
From discontinued operations	—	(0.01)

Basic earnings per share	$0.19	$0.14

Diluted earnings (loss) per share:

From continuing operations	$0.19	$0.15
From discontinued operations	—	(0.01)

Diluted earnings per share	$0.19	$0.14

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Nine Months Ended June 30,
	2015	2014
Numerator:
Net earnings from continuing operations attributable to common shareholders	$9,258	$3,490
Net earnings from continuing operations attributable to restricted shareholders	32	16

Net earnings from continuing operations	9,290	3,506

Net loss from discontinued operations attributable to common shareholders	(231)	(313)

Net loss from discontinued operations	(231)	(313)

Net earnings attributable to common shareholders	9,027	3,177
Net earnings attributable to restricted shareholders	32	16

Net earnings	$9,059	$3,193

Denominator:
Weighted average common shares outstanding — basic	21,542,289	18,450,935
Effect of dilutive stock options and non-vested restricted stock	47,148	59,049

Weighted average common and common equivalent shares outstanding — diluted	21,589,437	18,509,984

Basic earnings (loss) per share:

From continuing operations	$0.43	$0.19
From discontinued operations	(0.01)	(0.02)

Basic earnings per share	$0.42	$0.17

Diluted earnings (loss) per share:

From continuing operations	$0.43	$0.19
From discontinued operations	(0.01)	(0.02)

Diluted earnings per share	$0.42	$0.17

For the three and nine months ended June 30, 2014, zero and 150,000 stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the three and nine months ended June 30, 2015, the average price of our common shares exceeded the exercise price of all of our outstanding options.

On August 7, 2014, we completed a rights offering of common stock to our stockholders at a subscription price that was lower than the market price of our common stock at closing of the offering. For information on the rights offering, please see “Note 11 – Stockholders Equity” in our Form 10-K. The rights offering was deemed to contain a bonus element that is similar to a stock dividend, requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0340. Basic and diluted weighted average shares for the three months ended June 30, 2014 prior to giving effect to the rights offering were 17,857,422 and 17,912,252, respectively. Basic and diluted weighted average shares for the nine months ended June 30, 2014 prior to giving effect to the rights offering were 17,843,885 and 17,900,991, respectively.

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

Segment information for the three and nine months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30, 2015
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$35,516	$52,991	$44,406	$11,169	$—	$144,082
Cost of services	28,451	42,615	39,161	8,803	—	119,030

Gross profit	7,065	10,376	5,245	2,366	—	25,052
Selling, general and administrative	4,275	7,709	3,776	2,463	2,323	20,546
Loss (gain) on sale of assets	(31)	—	(16)	—	—	(47)

Income (loss) from operations	$2,821	$2,667	$1,485	$(97)	$(2,323)	$4,553

Other data:
Depreciation and amortization expense	$141	$120	$71	$236	$68	$636

Capital expenditures	$174	$64	$130	$366	$—	$734
Total assets	$39,096	$37,690	$45,776	$28,266	$61,678	$212,506

	Three Months Ended June 30, 2014
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$34,783	$49,428	$38,878	$13,103	$—	$136,192
Cost of services	28,086	39,721	35,158	10,561	—	113,526

Gross profit	6,697	9,707	3,720	2,542	—	22,666
Selling, general and administrative	3,633	7,325	3,188	2,397	2,567	19,110
Loss (gain) on sale of assets	—	—	(10)	—	—	(10)

Income (loss) from operations	$3,064	$2,382	$542	$145	$(2,567)	$3,566

Other data:
Depreciation and amortization expense	$102	$123	$70	$248	$86	$629

Capital expenditures	$76	$126	$116	$209	$—	$527
Total assets	$29,243	$38,373	$46,720	$28,552	$35,969	$178,857

	Nine Months Ended June 30, 2015
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$95,269	$151,753	$132,677	$34,471	$—	$414,170
Cost of services	78,132	122,523	117,331	26,721	—	344,707

Gross profit	17,137	29,230	15,346	7,750	—	69,463
Selling, general and administrative	11,377	22,741	11,155	6,795	6,585	58,653
Loss (gain) on sale of assets	(24)	4	(18)	(2)	—	(40)

Income (loss) from operations	$5,784	$6,485	$4,209	$957	$(6,585)	$10,850

Other data:
Depreciation and amortization expense	$388	$362	$207	$640	$209	$1,806

Capital expenditures	$644	$257	$297	$1,023	$164	$2,385
Total assets	$39,096	$37,690	$45,776	$28,266	$61,678	$212,506

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Nine Months Ended June 30, 2014
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$84,521	$132,821	$122,443	$36,752	$—	$376,537
Cost of services	69,751	108,044	108,957	28,976	—	315,728

Gross profit	14,770	24,777	13,486	7,776	—	60,809
Selling, general and administrative	9,778	20,739	10,911	7,080	7,347	55,855
Loss (gain) on sale of assets	—	(41)	(35)	3	—	(73)

Income (loss) from operations	$4,992	$4,079	$2,610	$693	$(7,347)	$5,027

Other data:
Depreciation and amortization expense	$303	$364	$203	$732	$289	$1,891

Capital expenditures	$127	$289	$171	$720	$115	$1,422
Total assets	$29,243	$38,373	$46,720	$28,552	$35,969	$178,857

6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On February 4, 2015, IES’s Board of Directors authorized a stock repurchase program for purchasing up to 1.0 million shares of the Company’s common stock from time to time. Share purchases will be made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program will be determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. At June 30, 2015, 570,459 shares remained available for repurchase under the program.

Treasury Stock

During the nine months ended June 30, 2015, we repurchased 16,784 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan (as amended and restated). We issued 194,000 shares out of treasury stock under our share-based compensation programs for restricted shares granted during the nine months ended June 30, 2015. We issued 2,485 unrestricted shares out of treasury stock to members of our Board of Directors as part of their overall compensation. We issued 8,309 shares of treasury stock as payment for outstanding phantom stock units that vested upon the departure of the Company’s Chairman and CEO in January 2015.

Pursuant to the repurchase program described above, we repurchased 429,541 shares of our common stock during the nine months ended June 30, 2015, of which 3,450 were purchased in open market transactions at average price of $7.09, and of which 426,091 shares were purchased from a single unrelated, third party shareholder at a purchase price of $7.25 per share. The aggregate cash purchase price of all shares repurchased under the program during the nine months ended June 30, 2015, was $3,113.

Restricted Stock

During the three months ended June 30, 2015 and 2014, we recognized $127 and $32, respectively, in compensation expense related to our restricted stock awards. During the nine months ended June 30, 2015 and 2014, we recognized $153 and $170, respectively, related to these awards. At June 30, 2015, the unamortized compensation cost related to outstanding unvested restricted stock was $1,421.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the non-employee members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each non-employee director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the three months ended June 30, 2015 and 2014, we recognized $140 and $36 in compensation expense related to these grants. For the nine months ended June 30, 2015 and 2014, we recognized $200 and $207 in compensation expense related to these grants.

Stock Options

During the three months ended June 30, 2015 and 2014, we recognized compensation expense of $19 and $42, respectively, related to our stock option awards. During the nine months ended June 30, 2015 and 2014, we recognized $(61) and $184, respectively, in compensation expense related to our stock option awards. The net benefit in 2015 relates to a revision in forfeiture assumptions upon the departure of the Company’s Chairman and CEO in January 2015, at which time he forfeited unvested stock options. At June 30, 2015, the unamortized compensation cost related to outstanding unvested stock options was $99.

7. SECURITIES AND EQUITY INVESTMENTS

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, and a loan agreement. We believe that the carrying value of these financial instruments in the accompanying Consolidated Balance Sheets approximates their fair value due to their short-term nature. Additionally, we have a cost method investment in EnerTech Capital Partners II L.P. (“EnerTech”). We estimate the fair value of our investment in EnerTech (Level 3) using quoted market prices for underlying publicly traded securities, and estimated enterprise values are determined using cash flow projections and market multiples of the underlying non-public companies.

Investment in EnerTech

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of June 30, 2015 and September 30, 2014:

	June 30,	September 30,
	2015	2014
Carrying value	$919	$919
Unrealized gains	80	94

Fair value	$999	$1,013

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. There was no impairment for the nine months ended June 30, 2015 or 2014.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plans. During the three months ended June 30, 2015 and 2014, we recognized $100 and $91, respectively, in matching expense. During the nine months ended June 30, 2015 and 2014, we recognized $283 and $267, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $871 recorded as of June 30, 2015 and $853 as of September 30, 2014, related to such plans.

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

At June 30, 2015, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	June 30, 2015
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$662	$662	$—
Executive savings plan liabilities	(550)	(550)	—

Total	$112	$112	$—

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

10. INVENTORY

Inventories consist of the following components:

	June 30,	September 30,
	2015	2014
Raw materials	$1,897	$1,978
Work in process	2,596	2,618
Finished goods	1,221	1,819
Parts and supplies	8,039	9,633

Total inventories	$13,753	$16,048

11. INTANGIBLE ASSETS

Intangible assets consist of the following:

		June 30, 2015
	Estimated	Gross Carrying
	Useful Lives		Accumulated
	(in Years)	Amount	Amortization	Net
Trademarks/trade names	8 - Indefinite	$1,400	$2	$1,398
Technical library	20	400	36	364
Customer relationships	8 - 12	3,600	677	2,923
Covenants not to compete	3.0	140	109	31
Developed technology	4.0	400	233	167

Total		$5,940	$1,057	$4,883

		September 30, 2014
	Estimated	Gross Carrying
	Useful Lives		Accumulated
	(in Years)	Amount	Amortization	Net
Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical library	20	400	21	379
Customer relationships	12	2,100	484	1,616
Covenants not to compete	3.0	140	74	66
Developed technology	4.0	400	158	242

Total		$4,240	$737	$3,503

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

The following is a discussion of our significant legal matters:

Ward Transformer Site

Private Action

In April 2009, Carolina Power and Light Company and Consolidation Coal Company filed suit in the U.S. District Court for the Eastern District of North Carolina (Western Division) against a number of entities, including one of our subsidiaries, to recover costs to remove Polychlorinated Byphenyls (“PCB”) contamination at Ward Transformer, an electric transformer resale and reconditioning facility located in Raleigh, North Carolina (the “Private Action”). Plaintiffs had been ordered under a settlement agreement with the U.S. Environmental Protection Agency (the “EPA”) to clean up the onsite contamination, including the groundwater underneath the facility, and were seeking to recover costs associated with the clean-up from other potentially responsible parties (“PRPs”). Plaintiffs allege that our subsidiary had sent transformers to the site prior to our acquisition of the subsidiary. Based on our investigation to date, there is evidence to support our defense that our subsidiary contributed no PCB contamination to the site. As part of a court-ordered mediation process in this litigation, the Company is participating in settlement negotiations with plaintiffs. Based on negotiations to date, the Company expects that any payments associated with settlement of this matter would not result in a material impact on the Company’s results of operations or financial position, and no liability has been accrued as of June 30, 2015.

EPA Action

Contamination outside of and downstream from the Ward Transformer site is not subject to the Private Action. The EPA has not yet assessed costs for that portion of the remediation, and has not entered into any settlement agreement with any party to begin clean-up. In late 2008, the EPA selected approximately 50 PRPs to which it sent a Special Notice Letter to organize the clean-up of soils and ground water off-site. We were not a recipient of that letter. However, in 2013, the EPA held a settlement conference to discuss potential clean-up and included the 50 letter recipients and other PRPs identified in the Private Action, including the Company. No settlement was reached and the extent of any off-site contamination remains unknown. As of June 30, 2015, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Hamilton Wage and Hour

The Company is a defendant in three wage-and-hour suits seeking class action certification that were filed between August 29, 2012 and June 24, 2013, in the U.S. District Court for the Eastern District of Texas. Each of these cases is among several others filed by Plaintiffs’ attorney against contractors working in the Port Arthur, Texas Motiva plant on various projects over the last few years. The claims are based on alleged failure to compensate for time spent bussing to and from a work site, donning safety wear and other activities. In a separate earlier case based on the same allegations, a federal district court ruled that the time spent traveling on the busses is not compensable. The U.S. Court of Appeals for the Fifth Circuit upheld the district court’s ruling, and the U.S. Supreme Court declined to review plaintiffs’ appeal of the Fifth Circuit dismissal.

To date, no other plaintiffs have joined the suit, and the statute of limitations precludes any new claimants from seeking recovery against the Company, as the Company’s employees stopped working at the project over two years ago. Due to the absence of any exposure beyond the named plaintiffs, and the limited exposure for any time spent bussing into the facility, the Company expects any payments associated with the settlement of this matter would not result in a material impact on the company’s results of operations or financial position. As such, we have not recorded a reserve for this matter as of June 30, 2015.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses up to the deductible amounts, or losses that are not covered under our policies, are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2015 and September 30, 2014, we had $3,990 and $4,560, respectively, accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of June 30, 2015 and September 30, 2014, we had $498 and $569, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At both June 30, 2015 and September 30, 2014, $6,347 of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of June 30, 2015, the estimated cost to complete our bonded projects was approximately $65,800. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

Receivable from Surety

During the first quarter of fiscal 2013, we fully reserved for a $1,725 receivable owed to us by a former surety. We subsequently received $550 in recoveries associated with the receivable during 2013, which we classified as other income within our Consolidated Statements of Comprehensive Income for the year ended September 30, 2013. We currently do not expect any significant additional recovery of amounts owed to us by this surety. Any potential subsequent recovery will be included in other income.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At June 30, 2015, $571 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2015, we had a $112 commitment outstanding for the purchase of copper wire. We expect this wire to be purchased and used within the current fiscal year.

13. BUSINESS COMBINATION

On May 21, 2015, our wholly-owned subsidiary Magnetech Industrial Services, Inc. (“Magnetech”) acquired all of the common stock and certain related real estate of Southern Industrial Sales and Services, Inc. (“Southern Rewinding”), a Columbus, Georgia-based motor repair and related field services company, for total consideration of $3,937. Of that amount, $3,137 was paid at closing. Additional consideration of $800 is scheduled to be paid through the period ending November, 2016, subject to Magnetech’s right to hold back certain amounts in respect of seller obligations. After closing, we provided the newly-acquired entity with $1,065 of working capital. Southern Rewinding is included in our Infrastructure Solutions segment.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The Company accounted for the transaction under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations derived from estimated fair value assessments and assumptions used by management are preliminary pending finalization of certain intangible asset valuations. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed. This may result in adjustments to the preliminary amounts recorded. The preliminary valuation of the assets acquired and liabilities assumed as of May 21, 2015 is as follows:

Current assets	$1,225
Property and equipment	911
Intangible assets (primarily customer relationships)	1,700
Non-tax-deductible goodwill	1,532
Current liabilities	(1,431)

Net assets acquired	$3,937

Pro forma revenues and results of operations for the acquisition have not been presented because the effects were not material to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each as set forth in our Annual Report on Form 10-K for the year ended September 30, 2014 and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

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

Business Combination

On May 21, 2015, a wholly-owned subsidiary in our Infrastructure Solutions segment, Magnetech Industrial Services, Inc. (“Magnetech”), acquired all of the common stock and certain related real estate of Southern Industrial Sales and Services, Inc. (“Southern Rewinding”), a Columbus, Georgia-based motor repair and related field services company, for total consideration of $3.9 million. Of that amount, $3.1 million was paid at closing, with additional consideration of $0.8 million scheduled to be paid through the period ending November, 2016, subject to Magnetech’s right to hold back certain amounts in respect of seller obligations. After closing, we provided the newly-acquired entity with $1.1 million of working capital. Based on the strategic location of the facility, it will complement our existing Alabama facility, allowing us to expand our offerings to our Gulf Coast customers.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions. Expenses associated with our Corporate office are classified as a fifth segment. The following table presents selected historical results of operations of IES.

	Three Months Ended June 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$144,082	100.0%	$136,192	100.0%
Cost of services	119,030	82.6%	113,526	83.4%

Gross profit	25,052	17.4%	22,666	16.6%
Selling, general and administrative expenses	20,546	14.3%	19,110	14.0%
Gain on sale of assets	(47)	0.0%	(10)	0.0%

Net income from operations	4,553	3.1%	3,566	2.6%

Interest and other (income) expense, net	252	0.2%	349	0.3%

Income from operations before income taxes	4,301	2.9%	3,217	2.3%
Provision for income taxes	339	0.2%	422	0.3%

Net income from continuing operations	3,962	2.7%	2,795	2.0%

Net loss from discontinued operations	(5)	0.0%	(122)	(0.1)%
Net income	$3,957	2.7%	$2,673	1.9%

Consolidated revenues for the three months ended June 30, 2015 were $7.9 million higher than for the three months ended June 30, 2014, an increase of 5.8%. Revenues increased at our Communications, Residential, and Commercial & Industrial operating segments, slightly offset by a decrease at our Infrastructure Solutions segment.

Our overall gross profit percentage increased to 17.4% during the three months ended June 30, 2015 as compared to 16.6% during the three months ended June 30, 2014. Gross profit as a percentage of revenue increased at our Communications, Commercial & Industrial, and Infrastructure Solutions segments. Gross profit as a percentage of revenue at our Residential segment remained unchanged compared with the prior year, as we experienced some weather-related delays in the quarter ended June 30, 2015.

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate, segment and branch management (including incentive-based compensation), occupancy and utilities, training, professional services, information technology costs, consulting fees, costs associated with acquisitions, travel and certain types of depreciation and amortization. We allocate certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment.

During the three months ended June 30, 2015, our selling, general and administrative expenses were $20.5 million, an increase of $1.4 million, or 7.5%, over the three months ended June 30, 2014. Higher personnel and incentive costs directly attributable to increased activity and profitability were the primary drivers of the increase. Selling, general and administrative expenses increased as a percentage of revenue from 14.0% for the three months ended June 30, 2014 to 14.3%, primarily as a result of higher employment costs.

	Nine Months Ended June 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$414,170	100.0%	$376,537	100.0%
Cost of services	344,707	83.2%	315,728	83.9%

Gross profit	69,463	16.8%	60,809	16.1%
Selling, general and administrative expenses	58,653	14.2%	55,855	14.8%
Gain on sale of assets	(40)	0.0%	(73)	0.0%

Net income from operations	10,850	2.6%	5,027	1.3%

Interest and other (income) expense, net	652	0.2%	1,056	0.3%

Income from operations before income taxes	10,198	2.4%	3,971	1.0%
Provision for income taxes	908	0.2%	465	0.1%

Net income from continuing operations	9,290	2.2%	3,506	0.9%
Net loss from discontinued operations	(231)	(0.1)%	(313)	(0.1)%

Net income	$9,059	2.1%	$3,193	0.8%

Consolidated revenues for the nine months ended June 30, 2015 were $37.6 million higher than for the nine months ended June 30, 2014, an increase of 10.0%. Revenues increased at our Communications, Residential and Commercial & Industrial segments, slightly offset by a decrease at our Infrastructure Solutions segment.

Our overall gross profit percentage increased to 16.8% during the nine months ended June 30, 2015 as compared to 16.1% during the nine months ended June 30, 2014. Gross profit as a percentage of revenue improved at all of our segments.

During the nine months ended June 30, 2015, our selling, general and administrative expenses were $58.7 million, an increase of $2.8 million, or 5.0%, over the nine months ended June 30, 2014. The increase primarily resulted from higher personnel and incentive costs directly attributable to increased activity and profitability, partly offset by lower costs at our Corporate segment, where we incurred one-time search and severance costs of $0.3 million in connection with the replacement of the President of our Infrastructure Solutions segment, as well as higher professional services costs, during the nine months ended June 30, 2014. Selling, general and administrative expense as a percentage of revenue decreased from 14.8% for the nine months ended June 30, 2014 to 14.2% for the nine months ended June 30, 2015, as we benefitted from increased levels of activity.

Communications

	Three Months Ended June 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$35,516	100.0%	$34,783	100.0%

Gross Profit	7,065	19.9%	6,697	19.3%
Selling, general and administrative expenses	4,275	12.0%	3,633	10.4%

Revenue. Our Communications segment revenues increased by $0.7 million during the three months ended June 30, 2015, a 2.1% increase compared to the three months ended June 30, 2014. The increase is the result of both the expansion of our customer base and additional work with existing customers. We continue to expand our business in areas such as wireless access. Such increases more than offset a decrease in high-tech manufacturing and data center revenue, which fell by $5.6 million for the three months ended June 30, 2015 compared with the three months ended June 30, 2014.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2015 increased $0.4 million, or 5.5%, as compared to the three months ended June 30, 2014. Gross profit as a percentage of revenue increased 0.6% to 19.9% for the three months ended June 30, 2015, as a higher volume of activity contributed to our ability to improve operating efficiency.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $0.6 million, or 17.7%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of higher personnel cost, including increased incentive compensation associated with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased 1.6% to 12.0% of segment revenue during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily as a result of costs associated with additional headcount, as we have opened a new branch in Dallas and expanded our Atlanta office.

	Nine Months Ended June 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$95,269	100.0%	$84,521	100.0%

Gross Profit	17,137	18.0%	14,770	17.5%
Selling, general and administrative expenses	11,377	11.9%	9,778	11.6%

Revenue. Our Communications segment revenues increased by $10.7 million during the nine months ended June 30, 2015, a 12.7% increase compared to the nine months ended June 30, 2014. The increase is the result of both the expansion of our customer base and additional work with existing customers. We continue to expand our business in areas such as high tech distribution centers and audio-visual and security, and wireless access. Increases in these areas more than offset a decrease in high-tech manufacturing and data center revenue, which fell by $10.3 million for the nine months ended June 30, 2015 compared with the nine months ended June 30, 2014.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2015 increased $2.4 million, or 16.0%, as compared to the nine months ended June 30, 2014. Gross profit as a percentage of revenue increased 0.5% to 18.0% for the nine months ended June 30, 2015, as a higher volume of activity contributed to our ability to improve operating efficiency.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $1.6 million, or 16.4%, during the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 as a result of higher personnel cost, including increased incentive compensation associated with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased 0.3% to 11.9% of segment revenue during the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014, primarily as a result of costs associated with opening a new branch.

Residential

	Three Months Ended June 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$52,991	100.0%	$49,428	100.0%

Gross Profit	10,376	19.6%	9,707	19.6%
Selling, general and administrative expenses	7,709	14.5%	7,325	14.8%

Revenue. Our Residential segment revenues increased by $3.6 million during the three months ended June 30, 2015, an increase of 7.2% as compared to the three months ended June 30, 2014. Single-family construction revenues increased by $1.7 million, primarily in Texas, where the economy has experienced continued growth and population expansion. We continue to monitor how growth and population expansion in this region may be affected by changes to the oil and gas sector due to declining oil prices; we believe that sustained low levels of oil prices may result in a tapering of regional growth and lower revenues in this segment of our business. Cable and service revenues increased by $1.2 million, and revenues for multi-family construction increased by $0.2 million for the three months ended June 30, 2015 as compared with the same period in 2014, primarily as a result of increased demand, across all areas where we operate. Revenue from solar installations also increased year over year.

Gross Profit. During the three months ended June 30, 2015, our Residential segment experienced a $0.7 million, or 6.9%, increase in gross profit as compared to the three months ended June 30, 2014. The increase in gross profit was driven primarily by single-family projects, where profitability increased in spite of rainy weather, which caused some delays in the quarter ended June 30, 2015. As demand has increased within the single-family business, profitability has increased, as a higher volume of activity contributed to our ability to improve operating efficiency. In addition, our multi-family business also experienced an increase in gross margins due to an increase in project efficiency for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Selling, General and Administrative Expenses. Our Residential segment experienced a $0.4 million, or 5.2%, increase in selling, general and administrative expenses during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily as a result of higher compensation and incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 14.5% of segment revenue during the three months ended June 30, 2015 from 14.8% in the three months ended June 30, 2014.

	Nine Months Ended June 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$151,753	100.0%	$132,821	100.0%

Gross Profit	29,230	19.3%	24,777	18.7%
Selling, general and administrative expenses	22,741	15.0%	20,739	15.6%

Revenue. Our Residential segment revenues increased by $18.9 million during the nine months ended June 30, 2015, an increase of 14.3% as compared to the nine months ended June 30, 2014. The increase was driven by single-family construction revenues, which increased by $9.2 million, primarily in Texas, where the economy has experienced continued growth and population expansion. Revenues from multi-family construction also improved, increasing by $6.6 million for the nine months ended June 30, 2015 as compared with the same period in 2014, primarily as a result of increased demand, across all areas where we operate. Cable and service activity, as well as revenue from solar installations, also increased year over year.

Gross Profit. During the nine months ended June 30, 2015, our Residential segment experienced a $4.5 million, or 18.0%, increase in gross profit as compared to the nine months ended June 30, 2014. Gross profit increased primarily due to a higher volume of single-family projects. Gross margin percentage increased within single-family, as demand for single-family housing has increased and efficiency has improved. However, the increase in gross margin as a percentage of revenue for our single-family business was partly offset by project inefficiencies within our multi-family business during the second quarter of fiscal year 2015.

Selling, General and Administrative Expenses. Our Residential segment experienced a $2.0 million, or 9.7%, increase in selling, general and administrative expenses during the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased 0.6% to 15.0% of segment revenue during the nine months ended June 30, 2015, as we benefitted from higher levels of activity by increasing our efficiency.

Commercial & Industrial

	Three Months Ended June 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$44,406	100.0%	$38,878	100.0%

Gross Profit	5,245	11.8%	3,720	9.6%
Selling, general and administrative expenses	3,776	8.5%	3,188	8.2%

Revenue. Revenues in our Commercial & Industrial segment increased $5.5 million during the three months ended June 30, 2015, an increase of 14.2% compared to the three months ended June 30, 2014. The market for this segment’s services remains highly competitive. However, a continuing focus on our sales strategy is the primary driver of the revenue increase for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2015 increased by $1.5 million, or 41.0%, as compared to the three months ended June 30, 2014, as we benefited from improved project efficiency.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2015 increased by $0.6 million, or 18.4%, compared to the three months ended June 30, 2014 largely as a result of higher incentive compensation expense in connection with increased activity and improved profitability.

	Nine Months Ended June 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$132,677	100.0%	$122,443	100.0%

Gross Profit	15,346	11.6%	13,486	11.0%
Selling, general and administrative expenses	11,155	8.4%	10,911	8.9%

Revenue. Revenues in our Commercial & Industrial segment increased $10.2 million during the nine months ended June 30, 2015, an increase of 8.4% compared to the nine months ended June 30, 2014. The market for this segment’s services remains highly competitive. However, a continuing focus on our sales strategy is the primary driver of the revenue increase.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2015 increased by $1.9 million, or 13.8%, as compared to the nine months ended June 30, 2014. Commercial & Industrial’s gross margin as a percentage of revenue increased 0.6% to 11.6% during the nine months ended June 30, 2015. In general, results in 2015 reflect the benefits of improved project efficiency.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2015 increased by $0.2, million or 2.2%, from the nine months ended June 30, 2014. Selling, general and administrative expenses as a percentage of revenue in the Commercial & Industrial segment decreased by 0.5% during the nine months ended June 30, 2015 as compared to the same period in 2014 as a result of the absence in 2015 of costs associated with a legal settlement in one of our branches in 2014.

Infrastructure Solutions

	Three Months Ended June 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$11,169	100.0%	$13,103	100.0%

Gross Profit	2,366	21.2%	2,542	19.4%
Selling, general and administrative expenses	2,463	22.1%	2,397	18.3%

Revenue. Revenues in our Infrastructure Solutions segment decreased by $1.9 million during the three months ended June 30, 2015, a decrease of 14.8% compared to the three months ended June 30, 2014. The decrease in revenue was driven primarily by a decrease in demand for engine components services by certain of our large rail customers. Revenue for the three months ended June 30, 2015, includes $0.9 million from Southern Rewinding, which we acquired in May, 2015.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended June 30, 2015 decreased by $0.2 million, or 6.9%, as compared to the three months ended June 30, 2014. Gross profit as a percentage of revenue increased from 19.4% for the three months ended June 30, 2014 to 21.2% for the three months ended June 30, 2015. Although revenues were down, we were able to improve our margins through a focus on workflow and process improvement, as well as cost management.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended June 30, 2015 remained flat compared to the three months ended June 30, 2014. However, selling, general and administrative expense as a percentage of revenue increased from 18.3% for the three months ended June 30, 2014 to 22.1% for the three months ended June 30, 2015, as a result of additional legal costs, as well as costs associated with the acquisition of Southern Rewinding.

	Nine Months Ended June 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$34,471	100.0%	$36,752	100.0%

Gross Profit	7,750	22.5%	7,776	21.2%
Selling, general and administrative expenses	6,795	19.7%	7,080	19.3%

Revenue. Revenues in our Infrastructure Solutions segment decreased $2.3 million during the nine months ended June 30, 2015, a decrease of 6.2% compared to the nine months ended June 30, 2014. The decrease was driven by a reduction in demand for our engine components services by certain of our large rail customers. Revenue for the nine months ended June 30, 2015, includes $0.9 million from Southern Rewinding, which we acquired in May, 2015.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the nine months ended June 30, 2015 remained unchanged, as compared to the nine months ended June 30, 2014. Gross profit as a percentage of revenue increased from 21.2% for the nine months ended June 30, 2014 to 22.5% for the nine months ended June 30, 2015. Although revenues were down, we were able to improve our margins through a focus on workflow and process improvement, as well as cost management, during our first full year of ownership of this operating segment. However, as a result of the decrease in engine components revenue, which typically has the highest margins of the work performed by our Infrastructure Solutions segment, our overall gross profit has decreased after giving effect to additional cost of $0.6 included in results for the nine months ended June 30, 2014, associated with the sale of inventory that was written up to fair value in purchase accounting upon the acquisition of MISCOR Group, LTD. in September of 2013.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the nine months ended June 30, 2015 decreased by $0.3 million compared to the nine months ended June 30, 2014 as a result of lower compensation costs in connection with a focus on managing costs and improving efficiency. Selling, general and administrative expense as a percentage of revenue increased from 19.3% for the nine months ended June 30, 2014 to 19.7% for the nine months ended June 30, 2015, partly as a result of certain legal expenses and costs associated with the acquisition of Southern Rewinding.

Interest and Other Expense, net

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Interest expense	$182	$263
Deferred financing charges	79	85

Total interest expense	261	348
Other (income) expense, net	(9)	1

Total interest and other expense, net	$252	$349

Interest Expense for the three months ended June 30, 2015 and 2014

During the three months ended June 30, 2015, we incurred interest expense of $0.3 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.9 million under the 2012 Credit Facility (as defined under “Liquidity and Capital Resources” below) and an average unused line of credit balance of $42.9 million. This compares to interest expense of $0.3 million for the three months ended June 30, 2014, on a debt balance primarily comprised of a term loan under the 2012 Credit Facility and average letter of credit and unused line of credit balances under the 2012 Credit Facility of $6.9 million and $23.1 million, respectively. The interest rate on our borrowings decreased by 1% for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014, as a result of amending our 2012 Credit Facility in September 2014.

	Nine Months Ended June 30,
	2015	2014
	(In thousands)
Interest expense	$630	$958
Deferred financing charges	230	309

Total interest expense	860	1,267
Other (income) expense, net	(208)	(211)

Total interest and other expense, net	$652	$1,056

Interest Expense for the nine months ended June 30, 2015 and 2014

During the nine months ended June 30, 2015, we incurred interest expense of $0.9 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.8 million under the 2012 Credit Facility and an average unused line of credit balance of $46.4 million. This compares to interest expense of $1.3 million for the nine months ended June 30, 2014, on a debt balance primarily comprised of a term loan then in place under our 2012 Credit Facility, an average letter of credit balance of $6.7 million under the 2012 Credit Facility and an average unused line of credit balance of $23.3 million. The interest rate on our borrowings decreased by 1% for the nine months ended June 30, 2015 as compared with the nine months ended June 30, 2014, as a result of amending our 2012 Credit Facility in September 2014.

PROVISION FOR INCOME TAXES

Our provision for income taxes decreased from $422 thousand for the three months ended June 30, 2014 to $339 thousand for the three months ended June 30, 2015. Results for the three months ended June 30, 2014 included additional expense related to an increase in the estimated tax rate for the full year.

Our provision for income taxes increased from $465 thousand for the nine months ended June 30, 2014 to $908 thousand for the nine months ended June 30, 2015. The increase is attributable to an increase in income from continuing operations before taxes.

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

After a prolonged period of operating losses spanning many years, the Company has reported income for the year ended September 30, 2014 and for the nine months ended June 30, 2015. To the extent that profitability continues, our conclusion regarding the amount of valuation allowances required could change, resulting in the reversal of a portion of our valuation allowances. Such a reversal, if one were to occur, would result in a benefit to earnings. At September 30, 2014, federal and state deferred tax asset valuation allowances were $117,059 and $4,819, respectively.

WORKING CAPITAL

During the nine months ended June 30, 2015, working capital increased by $1.9 million from September 30, 2014, reflecting a $7.1 million increase in current assets and a $5.2 million increase in current liabilities during the period.

During the nine months ended June 30, 2015, our current assets increased to $175.0 million, as compared to $168.0 million as of September 30, 2014. The current trade accounts receivables, net, increased by $5.1 million at June 30, 2015, as compared to September 30, 2014, driven by an increase in revenue. Days sales outstanding (“DSOs”) were 54 at both June 30, 2015 and September 30, 2014. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. Inventory decreased $2.3 million during the nine months ended June 30, 2015 compared to September 30, 2014, due primarily to the timing of materials usage on certain of our Commercial & Industrial jobs, as well as a decrease in solar power inventory at our Residential segment.

During the nine months ended June 30, 2015, our total current liabilities increased by $5.2 million to $101.1 million, compared to $95.9 million as of September 30, 2014. The increase was primarily the result of billings in excess of costs, which increased by $4.9 million during the nine months ended June 30, 2015 compared to September 30, 2014, in connection with increased levels of activity.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2015, the estimated cost to complete our bonded projects was approximately $65.8 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had cash and cash equivalents of $44.8 million, working capital of $74.0 million, and $6.9 million of letters of credit outstanding under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows, and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed.

We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

The 2012 Revolving Credit Facility

We have a $60 million revolving credit facility with Wells Fargo Bank, N.A. that matures in August 2018. We entered into the credit facility in August 2012 and most recently amended it in September 2014 (as amended, the “2012 Credit Facility”). The 2012 Credit

Facility contains customary affirmative, negative and financial covenants. At June 30, 2015, we were subject to the financial covenant under the 2012 Credit Facility requiring, at any time that our Liquidity (the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability, as defined in the amended and restated credit agreement dated September 24, 2014, under the 2012 Credit Facility (the “Amended Credit Agreement”)) is less than $20 million or our Excess Availability is less than $5 million, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. At June 30, 2015, 2015, our Liquidity was $44.8 million and our Excess Availability was $14.9 million, and as such, we were not required to maintain a Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at June 30, 2015, our Fixed Charge Coverage Ratio was 7.4:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at June 30, 2015, provides us with the ability to use cash on hand or to draw on our 2012 Credit Facility such that we can fall below the Excess Availability and Liquidity minimum thresholds described above without violating our financial covenant.

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

At June 30, 2015, we had $14.9 million under the 2012 Credit Facility that was available to us without triggering or violating our financial covenant, $6.9 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $10.2 million. Our interest rate on borrowings under the 2012 Credit Facility revolver was 2.38% at June 30, 2015.

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

Operating activities provided net cash of $6.2 million during the nine months ended June 30, 2015, as compared to $5.7 million of net cash provided in the nine months ended June 30, 2014. The increase in operating cash flow was primarily the result of increased earnings for the nine months ended June 30, 2015, compared with the same period in 2014. This increase was partly offset by $1.1 million used pay down accounts payable and accrued liabilities at our newly acquired Southern Rewinding facility immediately upon closing this acquisition, as the business did not have sufficient liquidity to fund its ongoing working capital needs at the closing date.

Investing Activities

Net cash used in investing activities was $5.5 million for the nine months ended June 30, 2015, compared with $1.4 million for the nine months ended June 30, 2014. Purchases of fixed assets used $2.4 million in the nine months ended June 30, 2015, compared with $1.4 million in the nine months ended June 30, 2014. Additionally, we used $3.1 million for the acquisition of the Southern Rewinding facility in the nine months ended June 30, 2015.

Financing Activities

Financing activities used net cash of $3.2 million in the nine months ended June 30, 2015 compared to $2.8 million used in the nine months ended June 30, 2014. Financing activities for the nine months ended June 30, 2015 included $3.2 million of stock repurchases. Common stock of $3.1 million was repurchased from an unrelated, third-party investor and in open market transactions, pursuant to the stock repurchase plan described below. Financing activities included additional $0.1 million for the repurchase of common stock to satisfy payroll tax obligations. Financing activities in the nine months ended June 30, 2014 included $2.6 million in payments on a term loan under our 2012 Credit Facility, and $0.2 million for the repurchase of common stock to satisfy payroll tax obligations.

Stock Repurchase Plan

On February 4, 2015, IES’s Board of Directors authorized a stock repurchase program for purchasing up to 1.0 million shares of the Company’s common stock from time to time. Share purchases will be made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program will be determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. During the three months ended June 30, 2015, the Company repurchased 3,450 shares of common stock for an average of $7.09 per share pursuant to the program in open market purchases for a total aggregate purchase price of $24 thousand. See Part II, Item 2 of this Form 10-Q for details of stock repurchases during the quarter ended June 30, 2015.

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

All of the long-term debt outstanding under our 2012 Credit Facility is structured on floating interest rate terms. During the quarter ended March 31, 2015, our interest rate hedging arrangement expired under its terms, and we have not entered into any new hedging arrangements. A one percentage point increase in the interest rates on our long-term debt outstanding under our 2012 Credit Facility as of June 30, 2015 would cause a $0.1 million pre-tax annual increase in interest expense.

Item 4.	Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2015:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
April 1, 2015 - April 30, 2015	—	—	—	—
May 1, 2015 - May 31, 2015	—	—	—	—
June 1, 2015 - June 30, 2015	3,450	$7.09	3,450	570,459

Total	3,450	$7.09	3,450	570,459

(1)	The total number of shares purchased includes (i) shares purchased pursuant to the plan described in footnote (2) below, and (ii) shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	In February, 2015 we publicly disclosed that our Board of Directors had authorized a plan for the Company to purchase up to 1 million shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “Financial Statements and Supplementary Data” of this From 10-Q.

(b)	Exhibits

Exhibit No.	Description

2.1 —	Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 13, 2013)

2.2 —	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 10, 2013)

2.3 —	Asset Purchase Agreement, dated February 8, 2013, by and among IES Renewable Energy, LLC, Residential Renewable Energy Technologies, Inc., Energy Efficiency Solar, Inc., and Lonestar Renewable Technologies Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013)

3.1 —	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3 —	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President

(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)32.1 —	Section 1350 Certification of Robert W. Lewey, President

(1)32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2015.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer