Form 10-K
period 2015-09-30
Integrated Electrical Services, Inc.
filed 2015-12-11
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant on March 31, 2015 held by non-affiliates was approximately $67.9 million. On December 9, 2015, there were 21,468,742 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant to be held on February 9, 2016 is incorporated by reference into Part III of this Form 10-K.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	the ability of our controlling shareholder to take action not aligned with other shareholders;

•	the sale or disposition of the shares of our common stock held by our controlling shareholder, which, under certain circumstances, would trigger change of control provisions in our severance plan or financing and surety arrangements; or any other substantial sale of our common stock, which could depress our stock price;

•	relatively low trading volume of our common stock, which could depress our stock price;

•	the possibility that we issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership;

•	the inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures and debt service;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	challenges integrating new businesses into the Company or new types of work, products or processes into our segments;

•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	a general reduction in the demand for our services;

•	a change in the mix of our customers, contracts or business;

•	our ability to enter into, and the terms of, future contracts;

•	our ability to successfully manage projects;

•	the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	interruptions to our information systems and cyber security;

•	closures or sales of facilities resulting in significant future charges, including potential warranty losses or other unexpected liabilities, or a significant disruption of our operations;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	the cost and availability of qualified labor;

•	an increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project delays or cancellations;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	success in transferring, renewing and obtaining electrical and construction licenses;

•	backlog that may not be realized or may not result in profits;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the possibility that our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

•	the effect of litigation, claims and contingencies, including warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	the possibility that our current insurance coverage may not be adequate or that we may not be able to obtain a policy at acceptable rates;

•	future capital expenditures and refurbishment, repair and upgrade costs; and delays in and costs of refurbishment, repair and upgrade projects; and

•	liabilities under laws and regulations protecting the environment.

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

Item 1. Business

OVERVIEW OF OUR SERVICES

Integrated Electrical Services, Inc. is a holding company that owns and manages subsidiaries operating across a variety of end markets. Our operations are currently organized into four principal business segments, based upon the nature of our current services:

•	Communications – Nationwide provider of technology infrastructure services to large corporations and independent businesses.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•	Commercial & Industrial – Provider of electrical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

•	Infrastructure Solutions – Provider of electrical and mechanical solutions to domestic and international customers.

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

Integrated Electrical Services, Inc. is a Delaware corporation established in 1997 and headquartered in Houston, Texas, with an executive office in Greenwich, Connecticut.

CORPORATE STRATEGY

We seek to create shareholder value through positive returns on capital and generation of free cash flow. In addition, we seek to acquire or invest in stand-alone platform companies based in North America or acquire businesses that strategically complement our existing business segments. In evaluating potential acquisition candidates, we seek to invest in businesses with, among other characteristics:

•	Proven management with a willingness to continue post acquisition;

•	Business with low technological and/or product obsolescence risk;

•	Established market position and sustainable competitive advantages; and

•	Strong cash flow characteristics.

In furtherance of this strategy, during fiscal year 2015 we acquired 100% of the stock of a motor remanufacture business that is operated under our Infrastructure Solutions business, and in the first quarter of fiscal year 2016 we acquired 100% of the stock or membership interests in two businesses, one of which is a motor assembly and remanufacture business operated in our Infrastructure Solutions business and one of which is a mechanical and electrical contracting business operated in our Commercial & Industrial business. For more information on these acquisitions, please refer to Note 20, “Subsequent Events” in the notes to our Consolidated Financial Statements.

We believe that acquisitions provide an opportunity to expand into new end markets and diversify our revenue and profit streams. Further, by acquiring businesses with net income, we expect to maximize the value of our significant net operating loss carry forwards (“NOLs”). While we may use acquisitions to build our presence in the industries we serve, we will also consider potential acquisitions in other industries, which could result in changes in our operations from those historically conducted by us.

Controlling Shareholder

A majority of our outstanding common stock is owned by Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”). On October 15, 2015, Tontine filed an amended Schedule 13D indicating its ownership level of 62.2%. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. Most of Tontine’s shares are registered on a shelf registration statement (the “Shelf Registration Statement”) filed by the Company and declared effective in 2013 by the U.S. Securities and Exchange Commission (the “SEC”). Tontine’s sale of all or any portion of its shares could result in a change of control, which would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our executive severance plan. For more information see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

Net Operating Loss Carry Forward

The Company and certain of its subsidiaries have a federal NOL of approximately $439 million at September 30, 2015, including approximately $142 million resulting from the additional amortization of personal goodwill. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. In addition, a change in ownership could result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income. For more information see Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

OPERATING SEGMENTS

The Company’s reportable segments consist of the consolidated operating units identified above, which offer different services and are managed separately. The table below describes the percentage of our total revenues attributable to each of our four segments over each of the last three years:

	Years Ended September 30,
	2015		2014		2013
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$141,858	24.7%	$116,073	22.7%	$126,348	25.5%
Residential	206,307	36.0%	182,514	35.6%	162,611	32.9%
Commercial & Industrial	178,865	31.2%	166,249	32.4%	203,481	41.1%
Infrastructure Solutions (1)	46,827	8.1%	47,559	9.3%	2,153	0.5%

Total Consolidated	$573,857	100.0%	$512,395	100.0%	$494,593	100.0%

(1)	This segment was added through the acquisition of MISCOR on September 13, 2013.

For additional financial information by segment, see Note 10, “Operating Segments” in the notes to our Consolidated Financial Statements.

Communications

Business Description

Originally established in 1984, our Communications segment is a leading provider of network infrastructure services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, high-tech manufacturing, educational and information technology industries including for Fortune 500 corporations. We also provide the design and installation of audio/visual, telephone, fire, wireless access and intrusion alarm systems as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 11 offices, including our Communications headquarters located in Tempe, Arizona, allowing dedicated onsite maintenance teams at our customers’ sites.

Industry Overview

Our Communications segment is driven by demand increases for computing and storage resources as a result of technology advancements and changes in data consumption patterns. While growth of the data center market has stabilized, we are continuing to expand our offerings in this market to broaden our customer base. Additionally, demand has been growing for our audio-visual and other building technology offerings. Nevertheless, due to economic, technological and other factors, there can be no assurance that demand will continue to increase.

Sales and Marketing

Our sales strategy relies on a concentrated business development effort, with centralized marketing programs and direct end-customer communications and relationships. Due to the mission critical nature of the facilities we service, our end-customers significantly rely upon our past performance record, technical expertise and specialized knowledge. A significant portion of our Communications business volume is generated from long-term, repeat customers, some of whom use IES as a preferred provider for major projects.

Our long-term strategy is to improve our position as a preferred mission critical solutions and services provider to large national corporations and strategic local companies. Key elements of our long-term strategy include continued investment in our employees’ technical expertise and expansion of our onsite maintenance and recurring revenue model as well as opportunistic acquisitions of businesses that serve our markets, consistent with our stated corporate strategy.

Competition

Our competition consists of both large public companies and small, privately owned contractors who have limited access to capital. We compete on quality of service and/or price, and seek to emphasize our long history of delivering high quality solutions to our customers.

Seasonality and Quarterly Fluctuations

The effects of seasonality on our Communications business are insignificant, as work generally is performed inside structures protected from the weather. Our service and maintenance business is also generally not affected by seasonality. However, communications infrastructure spending has historically been highly cyclical. Our volume of business may be adversely affected by declines in projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Residential

Business Description

Originally established in 1973, our Residential segment is a leading provider of electrical installation services for single-family housing and multi-family apartment complexes and cable television (“CATV”) cabling installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment also provides services for the installation of residential solar power, smart meters, and electric car charging stations, both for new construction and existing residences. The Residential segment is made up of 26 total locations, which include the headquarters in Houston, Texas. These locations geographically cover the Sun-Belt, and the Western and Mid-Atlantic regions of the United States.

Industry Overview

Our Residential business is closely correlated to the single and multi-family housing market. Demand for both single-family and multi-family housing has increased in recent years. Nevertheless, due to economic, technological or other factors there can be no assurance that construction and demand will continue to increase in the future.

Sales and Marketing

Demand for our Residential services is highly dependent on the number of single-family and multi-family home starts in the markets we serve. Although we operate in multiple states throughout the Sun-Belt, Mid-Atlantic and Western regions of the United States, the majority of our segment revenues are derived from services provided in the state of Texas. Our sales efforts include a variety of strategies, including a concentrated focus on national homebuilders and multi-family developers and a local sales strategy for single and multi-family housing projects. Our cable, solar and electric car charging station revenues are typically generated through third parties specializing in these industries who select us as a preferred provider of installation services. A significant portion of our Residential business volume is generated from long-term, repeat customers, some of whom use IES as a preferred provider for major projects.

Our long-term strategy is to continue to be the leading national provider of electrical services to the residential market. The key elements of our long-term strategy include a continued focus on maintaining a low and variable cost structure and cash generation which has allowed us to effectively scale according to the housing cycle. During the housing downturn, we modified our strategy by expanding into markets less exposed to national building cycles, such as solar panel and cable installation services.

Competition

Our competition primarily consists of small, privately owned contractors who have limited access to capital. We believe that we have a competitive advantage over these smaller competitors due to our key employees’ long-standing customer relationships, our financial capabilities, and our local market knowledge and competitive pricing. There are few barriers to entry for electrical contracting services in the residential markets.

Seasonality and Quarterly Fluctuations

Results of operations from our Residential segment can be seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. In particular, a prolonged period of low oil prices and subsequent slowdown in the economy could have a negative impact on demand for housing in regions such as Texas, which is a key market for us. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Commercial & Industrial

Business Description

Our Commercial & Industrial segment offers a broad range of expertise that enables us to provide a wide array of quality services related to electrical design, construction, and maintenance to the commercial and industrial markets. The offerings under our design services platform range from budget assistance to providing design build and LEED (Leadership in Energy & Environmental Design) solutions to our end customers. These services are typically integrated with our construction services. Our construction services range from the initial planning and procurement to installation and start-up. The construction services are offered to a variety of new and remodel construction projects, including transmission and distribution projects. The maintenance services offered include critical plant shutdown, troubleshooting, emergency testing, preventative maintenance, and constant presence. This segment provides services for a variety of project types, including: office buildings, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities and municipal infrastructure and health care facilities. The Commercial & Industrial segment consists of 19 total locations, which include the segment headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon and the Mid-Atlantic region. On November 20, 2015, we expanded our geographic and service offerings with the acquisition of Shanahan Mechanical and Electrical, Inc., a Lincoln, Nebraska-based provider of mechanical and electrical contracting services, which will operate as a subsidiary in this segment.

Industry Overview

Given the diverse end markets of our Commercial & Industrial customers, which include both commercial buildings, such as offices, healthcare facilities and schools, and industrial projects, such as power, chemical, refinery and heavy manufacturing facilities, we are subject to many trends within the construction industry. In general, demand for our Commercial & Industrial services is driven by construction and renovation activity levels, economic growth, and availability of bank lending. Due to economic, technological or other factors, there can be no assurance that construction and demand will increase.

Sales and Marketing

Our sales focus varies by location, but is primarily based upon regional and local relationships and a demonstrated expertise in certain industries, such as transmission and distribution. Our maintenance and certain renovation and upgrade work tend to be either recurring or experience lower sensitivity to economic cycles, or both. A significant portion of our larger projects are awarded from long-term, repeat customers. From time to time, we are contracted on projects with completion times extending beyond one year or over several years, which are generally more complex and difficult to estimate.

With a focus on quality service offerings, our long-term strategy is to continue to be the one of the preferred providers of electrical services in the markets where we have demonstrated expertise and/or are a local market leader. Key elements of our long-term strategy include leveraging our expertise in certain niche markets, expansion of our service and maintenance business and maintaining our focus on our returns on risk adjusted capital.

Competition

The electrical infrastructure services industry is generally highly competitive and includes a number of regional or small privately-held local firms. There are few barriers to entry for our electrical contracting services in the commercial and industrial markets, which limits our advantages when competing for projects. Industry expertise, project size, location and past performance will determine our bidding strategy, the level of involvement from competitors and our level of success in winning awards. Our primary advantages vary by location and market, but mostly are based upon local individual relationships with key customers or a demonstrated industry expertise. Additionally, due to the size of many of our projects, our financial resources help us compete effectively against local competitors.

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

Infrastructure Solutions

Business Description

Our Infrastructure Solutions segment provides electrical and mechanical solutions to domestic and international customers. Services include the maintenance and repair of alternating current (AC) and direct current (DC) electric motors and generators, as well as power generating and distribution equipment; the manufacture, remanufacture, and repair of industrial lifting magnets; and maintenance and repair of railroad main and auxiliary generators, main alternators, and traction motors. In addition, Infrastructure Solutions manufactures and remanufactures EMD-style power assemblies for various engine types and offers premium replacement parts for power assemblies, primarily for the railroad and marine markets. This segment serves steel, railroad, marine, petrochemical, pulp and paper, wind energy, mining, automotive, power generation, scrap yards, and utility industries. Infrastructure Solutions is comprised of 10 locations, headquartered in Ohio. These segment locations geographically cover Alabama, Georgia, Indiana, Ohio, West Virginia, Maryland and California. On October 30, 2015, we expanded our geographic and service offerings with the acquisition of Calumet Armature & Electric, LLC (“Calumet”), an Illinois-based provider of design, manufacturing, assembly, and repair services of electric motors for the industrial and mass transit markets, which will operate as a subsidiary in this segment.

Industry Overview

Given the diverse end-markets of Infrastructure Solutions’ customers, we are subject to many economic trends. In general, demand for our services has been driven by in-house maintenance departments continuing to outsource maintenance and repair work, output levels and equipment utilization at heavy industrial facilities, railroad companies’ capital investment in locomotives, and the overall health of the economy.

Sales and Marketing

Demand for Infrastructure Solutions’ services is largely driven by the degree to which industrial and mechanical services are outsourced by our customers, production rates at steel, power generation and other heavy industrial facilities, and the need for electrical infrastructure improvements. Our sales efforts are primarily driven by personnel based at our 10 locations and independent sales representatives. Given that the majority of our customers are located within a 200 mile radius of our facilities, we believe that this structure allows us to rapidly address and respond to the needs of our customers. Our long term strategy is to be the preferred provider of outsourced electro-mechanical services, repairs, and manufacturing to our select markets and a trusted provider of aftermarket EMD-style power assemblies.

Competition

Our competition is comprised mainly of small, specialized manufacturing and repair shops, a limited number of other multi-location providers of electric motor repair, engineering and maintenance services, and various original equipment manufacturers. Participants in this industry compete primarily on the basis of capabilities, service, quality, timeliness and price. We believe that we have a competitive advantage over most small service providers due to our breadth of capabilities, focus on quality, technical support and customer service.

Seasonality and Quarterly Fluctuations

Infrastructure Solutions’ revenues from industrial services may be affected by the timing of scheduled outages at its industrial customers’ facilities and by weather conditions with respect to projects conducted outdoors, but the effects of seasonality on revenues in its industrial services business are insignificant. Rail spending is generally highly cyclical, which can impact our results in this segment, although we expect our newer transit traction motor offerings to be less impacted by cyclicality than our overall rail business. Infrastructure Solutions’ quarterly results may fluctuate, and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

SOURCES OF SUPPLY

The raw materials and components we use within our segments include, but are not limited to, electrical fixtures and system components, copper, aluminum, and raw steel. These raw materials and components are generally available from a variety of domestic suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. Our strategy to reduce commodity cost exposure includes early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids, quotes and contracts wherever possible.

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

CUSTOMERS

We have a diverse customer base. During the twelve-month periods ended September 30, 2015, 2014 and 2013, no single customer accounted for more than 10% of our consolidated revenues. We emphasize developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategies and sales activities.

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues, as contractual commitments may change. Not all of our work is performed under contracts included in backlog; for example, most work performed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. The table below summarizes our backlog by segment:

	Years Ended September 30,
	2015	2014
	(Dollars in millions)
Communications	$51	$72
Residential	69	71
Commercial & Industrial	148	138
Infrastructure Solutions	2	5

Total	$270	$286

REGULATIONS

Our operations are subject to various federal, state and local laws and regulations, including:

•	licensing requirements applicable to electricians;

•	building and electrical codes;

•	regulations relating to worker safety and protection of the environment;

•	regulations relating to consumer protection, including those governing residential service agreements; and

•	qualifications of our business legal structure in the jurisdictions where we do business.

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

CAPITAL FACILITIES

During fiscal year 2015, the Company maintained a credit facility, as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The 2012 Revolving Credit Facility” of this Form 10-K. For a discussion of the Company’s capital resources, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Form 10-K.

FINANCIAL INFORMATION

For information on the Company’s financial information by segment, see Note 10, “Operating Segments” in the notes to our Consolidated Financial Statements.

EMPLOYEES

At September 30, 2015, we had 3,106 employees. We are party to two collective bargaining agreements within our Infrastructure Solutions segment. We have not experienced, and do not expect, any work stoppage, and believe that our relationship with our employees is strong.

LOCATIONS

We have 66 domestic locations serving the United States. In addition to our executive and corporate offices, as of September 30, 2015, we have 11 locations within our Communications business, 26 locations within our Residential business, 19 locations within our Commercial & Industrial business and 10 locations within our Infrastructure Solutions business. This diversity helps to reduce our exposure to unfavorable economic developments in any given region.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to each executive officer is as follows:

Robert W. Lewey, 53, has served as President of the Company since May 2015. He previously served as Interim Chief Operating Officer of the Company from January 2015 to May 2015 while continuing to serve as Senior Vice President, Chief Financial Officer and Treasurer of the Company, a role he had held from January 2012 to May 2015. From 2001 to 2006 and from 2007 to January 2012, Mr. Lewey served as Director of Tax, Vice President, Tax and Treasurer for IES. From 2006 to 2007, he served as Vice President, Tax for Sulzer US Holdings, Inc. From 1995 to 2001, Mr. Lewey served as Vice President, Tax for Metamor Worldwide, Inc., a leading provider of information technology solutions. Mr. Lewey began his career with Deloitte & Touche.

Tracy A. McLauchlin, 45, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 2015. She previously served as Vice President and Chief Accounting Officer of the Company since February 2014. Prior to that role, Ms. McLauchlin had served as Vice President and Chief Accounting Officer of Rockwater Energy Solutions, Inc., a position she held from June 2011 to November 2013. From June 2004 to June 2011, Ms. McLauchlin was with Dynegy Inc., where she served as Senior Vice President and Controller of Dynegy Inc. from March 2009 to June 2011, and from June 2004 to March 2009 served in various other capacities in finance and accounting.

Gail D. Makode, 40, has served as Senior Vice President, General Counsel and Corporate Secretary since October 2012. Ms. Makode previously served in various legal positions at MBIA Inc. and its subsidiaries from 2006 to 2012, including as General Counsel and Member of the Board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc. Prior to MBIA, Ms. Makode served as Vice President and Counsel for Deutsche Bank AG from 2003 to 2006, and before that, was an Associate at Cleary, Gottlieb, Steen & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

We have adopted a Code of Ethics for Financial Executives that applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics may be found on our website at www.ies-co.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our principal executive officer, principal financial officer and principal accounting officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us.

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

In addition to the Code of Ethics for Financial Executives, we have adopted a Code of Business Conduct and Ethics for directors, officers and employees (the Legal Compliance and Corporate Policy Manual), and established Corporate Governance Guidelines and adopted charters outlining the duties of our Audit, Human Resources and Compensation and Nominating/Governance Committees, copies of which may be found on our website. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the 2016Annual Meeting of Stockholders of the Company.

Item 1A. Risk Factors

You should consider carefully the risks described below, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”). On October 15, 2015, Tontine filed an amended Schedule 13D indicating its ownership level of 62.2%. As a result, Tontine can control most of our affairs, including the election of our directors, who in turn appoint executive management, and can control most actions requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders or stakeholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company. Pursuant to a shelf registration statement that was declared effective by the SEC on June 18, 2013, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings as long as the shelf registration statement remains effective, as described further in the shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement. Tontine’s sale of all or any portion of its shares could result in a change of control, which would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our executive severance plan.

Although publicly traded, our common stock has lower trading volume than many other stocks listed on the NASDAQ Global Market.

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

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales, or potential sales, of substantial amounts of our common stock in the market would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

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

Our authorized capital includes 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2015, we had 21,475,741 shares of common stock outstanding and no shares of preferred stock outstanding. We have reserved for issuance 133,000 shares of common stock underlying options that are exercisable at a weighted average price of $5.79 per share. In addition, as of September 30, 2015 we had the ability to issue 472,054 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.

Although we currently do not have any intention of issuing additional common stock (other than pursuant to our equity compensation plans), we may do so in the future in order to meet our capital needs. Subject to applicable NASDAQ Listing Rules, our board of directors generally has the authority, without action by or vote of the stockholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or convertible securities will dilute the percentage ownership interest of our stockholders and may dilute the book value per share of our common stock.

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

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses, (“NOLs”), for federal and state income tax purposes. Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership could also result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. As of September 30, 2015, we have approximately $297 million of federal NOLs that are available to use to offset taxable income, exclusive of NOLs from the amortization of additional tax goodwill. Should a change in ownership occur, all NOLs incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income.

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

Our inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy, may adversely impact our future growth.

Our corporate strategy involves creating shareholder value through acquiring or investing in stand-alone platform companies based in North America or acquiring businesses that we believe will strategically complement our existing business segments. While we believe that acquisitions will provide an opportunity to expand into new end markets and diversify our revenue and profit streams, potential acquisitions in new industries could result in changes in our operations from those historically conducted by us and introduce the requirement for new controls, and our failure to diversify from existing markets may limit our future growth. Further, our inability to carry out our acquisition strategy, or other plans and strategies, as expected could adversely impact our ability to maximize the value of our significant NOLs and or even to utilize our NOLs.

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

The markets in which Infrastructure Solutions does business are highly competitive, and we do not expect the level of competition that we face to decrease in the future. An increase in competitive pressures in these markets or our failure to compete effectively (including managing efficiently future capital expenditures and refurbishment, repair and upgrade costs) may result in pricing reductions, reduced gross margins, and loss of market share. Many of our competitors have longer operating histories, greater name recognition, more customers, and significantly greater financial, marketing, technical, and other competitive resources than we have. These competitors may be able to adapt more quickly to new technologies and changes in customer needs or devote greater resources to the development, promotion, and sale of their services. While we believe Infrastructure Solutions’ overall product and service offerings distinguish it from its competitors, these competitors could develop new products or services that could directly compete with Infrastructure Solutions’ services.

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

The failure to bid and be awarded projects, cancellations of projects or delays in project start dates could affect our ability to deploy our assets profitably. Further, when we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. We could experience a decrease in profitability if we are unable to replace canceled, completed or expired contracts with new work.

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

Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the general economy and in the construction industry. Many of our customers depend on the availability of credit to purchase our services or electrical and mechanical products. Prolonged uncertainties or the return of constrained credit market conditions could have adverse effects on our customers, which would adversely affect our financial condition and results of operations.

Backlog may not be realized or may not result in profits.

Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Reductions in backlog due to cancellation of one or more contracts by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but typically have no contractual right to the total revenues reflected in our backlog.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits; we may be adversely impacted by new accounting, control and operating procedures.

A significant portion of our revenues are recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method, which results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors. Contract losses are recognized in full when determined to be probable and reasonably estimable. Although we have historically made reasonably reliable estimates of the progress towards completion of our construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits. In addition, we may be adversely impacted by new accounting pronouncements which change our revenue recognition or other accounting practices or otherwise alter how we report our financial results, or which require that we change our control and operating procedures, which we may be unable to do in a timely manner.

We may incur significant charges or be adversely impacted by the closure or sale of facilities or assets.

In the past, we incurred significant costs associated with the closure or disposition of facilities, and we expect from time to time to evaluate the need for future facility closures or dispositions of assets. If we were to elect to dispose of a substantial portion of any of our segments, facilities, or assets, the realized values of such actions could be substantially less than current book values, which would likely result in a material adverse impact on our financial results. In addition, we may have warranty claims or other unexpected liabilities from closed facilities beyond the closing date, which could adversely impact our financial returns.

The availability and cost of surety bonds affect our ability to enter into new contracts and our margins on those engagements.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. We obtain surety bonds from two primary surety providers; however, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. Our ability to access this bonding capacity is at the sole discretion of our surety providers. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for, or work on, certain projects.

Due to seasonality and differing regional economic conditions, our results may fluctuate from period to period.

Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in the Residential and Commercial & Industrial segments, as well as seasonal variations in the industrial and rail industries in which Infrastructure Solutions participates. Untimely weather delay from rain, heat, ice, cold or snow can not only delay our work but can negatively impact our schedules and profitability by delaying the work of other trades on a construction site. Our quarterly results may also be affected by regional economic conditions that affect the construction market. In particular, a prolonged period of weak demand in the oil and gas industry could dampen the housing market in certain regions, resulting in reduced demand for the services provided by our Residential segment. Infrastructure Solutions’ revenues from industrial services may be affected by the timing of scheduled outages at its industrial customers’ facilities and by weather conditions with respect to projects conducted outdoors. Industrial and rail customers may also be affected by continuing low oil prices. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

The estimates we use in placing bids could be materially incorrect. The use of incorrect estimates could result in reduced profits or in some cases losses on fixed price contracts.

We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. The cost of fuel, labor and materials, including copper wire or other commodities, may vary significantly from the costs we originally estimate. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts, including our ability to successfully manage projects, may result in actual revenue and gross profits for a project differing from those we originally estimated, and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on our operating results.

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

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond management’s control. These factors include the costs of new technology; the relative speed and success with which Infrastructure Solutions can acquire customers for its products and services; capital expenditures for equipment; sales, marketing, and promotional activities expenses; changes in its pricing policies, suppliers, and competitors; changes in operating expenses; increased competition in the markets we serve; changes in regulations; and other general economic and seasonal factors. Adverse changes in one or more of these factors could hurt our operating results.

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

Interruptions in the proper functioning of our information systems, or security breaches of our information systems or confidential data could disrupt operations and cause increases in costs and/or decreases in revenues.

As our Company continues to increase its dependence on information technology systems, networks, and infrastructure to conduct its day to day operations, the proper functioning and security of our information technology environment is critical to the successful operation of our business. Although our information systems, networks and infrastructure are protected through physical and software safeguards, our information technology environment is still vulnerable to natural disasters, power losses, telecommunication failures, cybersecurity risks, and other problems, which could cause a loss of data, release of personally identifiable information or release of confidential customer information among other items. If critical information systems fail or are otherwise unavailable or confidential information is released, our business operations could be adversely affected.

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

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial condition and results of operations. Our operations depend on the continued efforts of our executive officers, senior management and management personnel at our segments. We cannot guarantee that any member of management at the corporate or subsidiary level will continue in their capacity for any particular period of time. We have a severance plan in place that covers certain of our senior leaders; however, this plan can neither guarantee that we will not lose key employees, nor prevent them from competing against us, which is often dependent on state and local employment laws. If we lose a group of key personnel or even one key person at a segment, we may not be able to recruit suitable replacements at comparable salaries or at all, which could adversely affect our operations. Additionally, we generally do not maintain key man life insurance for members of our management.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities

At September 30, 2015, we maintained branch offices, warehouses, sales facilities and administrative offices at 66 locations. Substantially all of our facilities are leased. We lease our executive office located in Greenwich, Connecticut and our corporate office located in Houston, Texas. We believe that our properties are adequate for our present needs, and that suitable additional or replacement space will be available as required. For a breakdown of our offices by segment, see Item 1. “Business-Operating Segments” of this Form 10-K.

Item 3. Legal Proceedings

For further information regarding legal proceedings, see Note 17, “Commitments and Contingencies — Legal Matters” in the notes to our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the ticker symbol “IESC.” The following table sets forth the daily high and low close price for our common stock as reported on NASDAQ for each of the four quarters of the fiscal years ended September 30, 2015 and 2014.

	High	Low
Year Ended September 30, 2015
First Quarter	$8.04	$6.91
Second Quarter	$8.80	$7.00
Third Quarter	$8.90	$6.89
Fourth Quarter	$8.00	$6.30
Year Ended September 30, 2014
First Quarter	$5.44	$4.00
Second Quarter	$6.59	$5.27
Third Quarter	$6.87	$5.85
Fourth Quarter	$8.37	$6.14

As of December 9, 2015, the closing market price of our common stock was $7.63 per share and there were approximately 384 holders of record.

We have never paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We expect that we will utilize all available earnings generated by our operations and borrowings under the 2012 Credit Facility (as defined herein) for the development and operation of our business, to retire existing debt, to repurchase our common stock, or to acquire or invest in other businesses. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and other factors that the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends and also place limitations on our ability to repurchase our common stock. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Working Capital” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Form 10-K.

Stock Repurchase Plan

On February 4, 2015, our Board of Directors authorized a stock repurchase program for purchasing up to 1.0 million shares of the Company’s common stock from time to time, and on December 9, 2015 authorized repurchase of an additional 500,000 shares. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. During the year ended September 30, 2015, pursuant to the program, the Company repurchased 482,156 shares of common stock at an average of $7.22 per share for a total aggregate purchase price of $3.5 million.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2015:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
July 1, 2015 - July 31, 2015	12,197	$7.00	12,197	558,262
August 1, 2015 - August 31, 2015	16,779	$7.03	15,886	542,376
September 1, 2015 - September 30, 2015	24,532	$7.04	24,532	517,844

Total	53,508	$7.03	52,615	517,844

(1)	The total number of shares purchased includes (i) shares purchased pursuant to the plan described in footnote (2) below, and (ii) shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	In February, 2015 we publicly disclosed that our Board of Directors had authorized a plan for the Company to purchase up to 1 million shares of the Company’s common stock. In December, 2015, our Board of Directors authorized the repurchase of up to an additional 0.5 million shares under this program.

Five-Year Stock Performance Graph

The graph below compares the cumulative 5-Year total return provided shareholders on Integrated Electrical Services, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of six companies that includes: Black Box Corp, Comfort Systems USA Inc., Furmanite Corp, MYR Group Inc., Sterling Construction Company Inc. and Team Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index, and in the peer group on September 30, 2010 and its relative performance is tracked through September 30, 2015.

	Years ended September 30,
	2010	2011	2012	2013	2014	2015
Integrated Electrical Services, Inc.	$100.00	53.86	121.01	107.98	219.41	205.32
Russell 2000	$100.00	96.47	127.25	165.50	172.01	174.15
Peer Group	$100.00	91.49	113.07	148.88	128.22	139.98

Item 6. Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical Consolidated Financial Statements of Integrated Electrical Services, Inc. and subsidiaries, and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

	Years Ended September 30,
	2015	2014	2013	2012	2011
	(In Thousands, Except Share Information)
Continuing Operations:
Revenues	$573,857	$512,395	$494,593	$456,115	$406,141
Cost of services	473,966	429,269	427,633	398,063	361,757

Gross profit	99,891	83,126	66,960	58,052	44,384
Selling, general and administrative expenses	81,416	75,571	66,598	58,609	63,321
Gain on sale of Assets	(13)	(86)	(64)	(168)	(6,555)
Asset impairment	—	—	—	—	4,804

Income (loss) from Operations	18,488	7,641	426	(389)	(17,186)
Other (income) expense:
Interest expense	1,130	1,574	1,771	2,324	2,210
Other expense (income), net	(180)	(203)	507	(96)	(7)

Income (loss) from operations before income taxes	17,538	6,270	(1,852)	(2,617)	(19,389)
Provision for income taxes	661	748	326	38	172

Net income (loss) from continuing operations	16,877	5,522	(2,178)	(2,655)	(19,561)

Discontinued Operations:
Loss from discontinued operations	(339)	(198)	(1,395)	(9,158)	(18,288)
Provision (benefit) for income taxes	—	—	—	(11)	(26)

Net loss discontinued operations	(339)	(198)	(1,395)	(9,147)	(18,262)

Net income (loss)	$16,538	$5,324	$(3,573)	$(11,802)	$(37,823)

Basic earnings (loss) per share:
Continuing operations	$0.79	$0.30	$(0.14)	$(0.18)	$(1.30)
Discontinued operations	(0.02)	(0.01)	(0.09)	(0.60)	(1.22)

Total	$0.77	$0.29	$(0.23)	$(0.78)	$(2.52)

Diluted earnings (loss) per share:
Continuing operations	$0.79	$0.30	$(0.14)	$(0.18)	$(1.30)
Discontinued operations	(0.02)	(0.01)	(0.09)	(0.60)	(1.22)

Total	$0.77	$0.29	$(0.23)	$(0.78)	$(2.52)

Shares used to calculate earnings (loss) per share
Basic	21,480,622	18,417,564	15,460,424	15,123,052	14,986,534
Diluted	21,526,188	18,473,420	15,460,424	15,123,052	14,986,534

	Years Ended September 30,
	2015	2014	2013	2012	2011
	(In Thousands, Except Share Information)
Balance Sheet Data:
Cash and cash equivalents	$49,360	$47,342	$20,757	$18,729	$35,577
Working capital	80,961	72,073	45,467	43,001	61,721
Total assets	226,710	201,108	179,252	164,713	180,244
Total debt	10,238	10,208	13,772	10,480	10,498
Total stockholders’ equity	101,414	87,972	62,486	53,157	64,301

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

OVERVIEW

Executive Overview

Please refer to Item 1. “Business” of this Form 10-K for a discussion of the Company’s services and corporate strategy. Integrated Electrical Services, Inc., a Delaware corporation, is a holding company that owns and manages diverse operating subsidiaries, comprised of providers of industrial infrastructure services to a variety of end markets. Our operations are currently organized into four principal business segments: Communications, Residential, Commercial & Industrial, and Infrastructure Solutions.

Industry Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, the degree to which in-house maintenance departments outsource maintenance and repair work, output levels and equipment utilization at heavy industrial facilities, demand for our railroad locomotive parts, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) population growth, which will increase the need for commercial and residential facilities, (ii) aging public infrastructure, which must be replaced or repaired, (iii) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending, and (iv) the low price of natural gas which is expected to spur the construction of and modifications to heavy industrial facilities. However, there can be no assurance that we will not experience a decrease in demand for our services due to economic, technological or other factors, including the slowdown in the oil and gas sector, which may reduce the demand for housing in the Texas region, where our Residential division operates. For a further discussion of the industries in which we operate, please see Item 1. “Business—Operating Segments” of this Form 10-K.

Business Outlook

While differences exist among the Company’s segments, on an overall basis, demand for the Company’s services increased in fiscal 2015 as compared to fiscal 2014, resulting in aggregate year-over-year revenue growth. In addition, the Company’s previous investment in growth initiatives and other business-specific factors discussed below contributed to year-over-year revenue growth. Among our segments, year-over-year revenue growth rates during fiscal 2015 were led primarily by growth in our Communications segment followed closely by our Residential segment. The combination of increasing revenue, increasing project bid margins, effective project execution, and efficient scaling of operations as the economy improves have resulted in a year over year increase in profitability. Provided that no significant deterioration in general economic conditions occurs, the Company expects total revenues from existing businesses to increase on a year-over-year basis during fiscal 2016 due to an increase in overall demand for the services we provide. Despite this expectation of growth within certain segments, we remain focused on controlled growth within certain markets which continue to experience highly competitive margins and increasing costs.

To continue to grow our business, including through acquisitions, and to fund working capital, we may require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our 2012 Credit Facility, and our ability to raise funds in the capital markets, among many other factors. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our fixed asset requirements will range from $2.0 to $3.0 million for the fiscal year ending on September 30, 2016, and we may acquire these assets either through capital expenditures or through lease agreements.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions. Expenses associated with our Corporate office are classified as a fifth segment. The following table presents selected historical results of operations of IES. The Infrastructure Solutions segment was added in connection with the acquisition of MISCOR Group, Ltd. in September 2013.

	Years Ended September 30,
	2015		2014		2013
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$573,857	100.0%	$512,395	100.0%	$494,593	100.0%
Cost of services	473,966	82.6%	429,269	83.8%	427,633	86.5%

Gross profit	99,891	17.4%	83,126	16.2%	66,960	13.5%
Selling, general and administrative expenses	81,416	14.2%	75,571	14.7%	66,598	13.5%
Gain on sale of assets	(13)	0.0%	(86)	0.0%	(64)	0.0%

Income from operations	18,488	3.2%	7,641	1.5%	426	0.0%

Interest and other expense, net	950	0.2%	1,371	0.3%	2,278	0.5%

Income (loss) from operations before income taxes	17,538	3.0%	6,270	1.2%	(1,852)	(0.5)%
Provision for income taxes	661	0.1%	748	0.1%	326	0.1%

Net income (loss) from continuing operations	16,877	2.9%	5,522	1.1%	(2,178)	(0.6)%

Net loss from discontinued operations	(339)	(0.1)%	(198)	0.0%	(1,395)	(0.3)%

Net income (loss)	$16,538	2.8%	$5,324	1.1%	$(3,573)	(0.9)%

Consolidated revenues for the year ended September 30, 2015 were $61.5 million greater than for the year ended September 30, 2014, an increase of 12.0%. Revenues increased as both the Communications and Residential segments recognized double digit revenue growth driven by an increase in demand for their service offerings combined with continued improvement of conditions in the markets in which they operate. The Commercial and Industrial segment also contributed to the overall year over year growth while the Infrastructure Solutions segment reported a minor decline in revenue, primarily due to a decrease in demand for power assemblies by certain of our large rail customers.

Our overall gross profit percentage increased to 17.4% during the year ended September 30, 2015 as compared to 16.2% during the year ended September 30, 2014. Gross profit as a percentage of revenue increased at all of our operating segments. This was primarily accomplished through improved project execution combined with a favorable mix of projects in progress and other services in demand.

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

During the year ended September 30, 2015, our selling, general and administrative expenses were $81.4 million, an increase of $5.8 million, or 7.7%, as compared to the year ended September 30, 2014. The increase is primarily attributable to higher personnel costs in connection with the growth and increased profitability in our Communication and Residential segments. These increases were partially offset by a $1.0 million reduction in acquisition related costs and professional fees for the year ended September 30, 2015 compared to the year ended September 30, 2014.

Communications

2015 Compared to 2014

	Years Ended September 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$141,858	100.0%	$116,073	100.0%
Gross Profit	25,843	18.2%	21,169	18.2%
Selling, general and administrative expenses	15,735	11.1%	13,481	11.6%

Revenue. Revenues increased by $25.8 million during the year ended September 30, 2015, a 22.2% increase compared to the year ended September 30, 2014. The increase is the result of both the expansion of our customer base and additional work with existing customers. The expansion of our service offerings within areas such as Voice over Internet Protocol (VoIP) resulted in $10.8 million of incremental revenue for the year ended September 30, 2015. The majority of the other service offerings such as audio-visual and security, cabling, and data center work increased due to the overall volume of projects completed or in progress during the current year. Increases in these areas more than offset a decrease in high-tech manufacturing revenue, which fell by $6.0 million for the year ended September 30, 2015 compared to the year ended September 30, 2014.

Gross Profit. Gross profit during the year ended September 30, 2015 increased $4.7 million, or 22.1%, as compared to the year ended September 30, 2014. This increase was primarily driven by the overall increase in revenues noted above. Gross profit as a percentage of revenue remained unchanged from the prior year at 18.2% for the year ended September 30, 2015. During 2015, we had an increase in wireless access and VoIP projects, which generated higher margins than our other service offerings during the year ended September 30, 2014. The gross margin increase related to the wireless access was largely offset by lower margins on certain high-tech manufacturing projects, as the scopes of work contained a larger material component than labor component when compared to similar projects in progress during the year ended September 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.3 million, or 16.7%, during the year ended September 30, 2015 compared to the year ended September 30, 2014 as a result of higher personnel cost, including increased incentive compensation associated with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 0.5% to 11.1% of segment revenue during the year ended September 30, 2015 compared to the year ended September 30, 2014 as we benefited from increased activity.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 million, or 1.0%, during the year ended September 30, 2014 compared to the year ended September 30, 2013. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased 0.8% to 11.6% of segment revenue during the year ended September 30, 2014 compared to the year ended September 30, 2013. Although costs were reduced, cost as a percentage of revenue still increased, as revenue declined, but certain of our costs were not reduced in light of an anticipated increase in activity for 2015. Additionally, we incurred $0.5 million of costs in connection with establishing new branches in Northern California and Texas in the year ended September 30, 2014.

Residential

2015 Compared to 2014

	Years Ended September 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$206,307	100.0%	$182,514	100.0%
Gross Profit	41,872	20.3%	33,829	18.5%
Selling, general and administrative expenses	31,877	15.5%	27,947	15.3%

Revenue. Revenues increased $23.8 million during the year ended September 30, 2015, an increase of 13.0% as compared to the year ended September 30, 2014. Single-family construction revenues increased by $15.9 million, primarily from growth in Texas, where the economy has experienced continued growth and population expansion. We continue to monitor how demand in this region may be affected by a slowdown in the oil and gas sector; we believe that sustained low levels of oil prices could result in a tapering of regional growth and lower revenues in this segment of our business. Revenue for multi-family construction increased by $3.3 million for the year ended September 30, 2015 as compared with the same period in 2014, primarily as a result of increased demand, particularly on the East Coast and in Texas. Cable and service activity, as well as revenue from solar installations, also increased year over year.

Gross Profit. During the year ended September 30, 2015, our Residential segment experienced an $8.0 million, or 23.8%, increase in gross profit as compared to the year ended September 30, 2014. Gross profit increased due to higher volume of work across all service lines. Gross margin percentage increased within single-family, as demand for single-family housing has increased combined with improved efficiency and favorable commodity prices. However, the increase in gross margin as a percentage of revenue for our single-family business was partly offset by lower margins recognized on service and cable work during the year ended September 30, 2015 due to expansion and training costs.

Selling, General and Administrative Expenses. Our Residential segment experienced a $3.9 million, or 14.1%, increase in selling, general and administrative expenses during the year ended September 30, 2015 compared to the year ended September 30, 2014. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased 0.2% to 15.5% of segment revenue during the year ended September 30, 2015. The primary driver of the increase was the cost of incentive compensation for our operations managers, which is based on a profit-sharing model, combined with higher bonus and commission expense in connection with increased levels of activity and higher profitability.

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

Commercial & Industrial

2015 Compared to 2014

	Years Ended September 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$178,865	100.0%	$166,249	100.0%
Gross Profit	21,543	12.0%	18,168	10.9%
Selling, general and administrative expenses	15,027	8.4%	14,479	8.7%

Revenue. Revenues increased $12.6 million during the year ended September 30, 2015, an increase of 7.6% compared to the year ended September 30, 2014. The market for this segment’s services remains highly competitive and, as such, we continue to maintain a disciplined bid strategy. However, a continued focus on our sales strategy combined with improved market conditions in certain regions where we operate led to the year over year revenue increase.

Gross Profit. Gross profit during the year ended September 30, 2015 increased by $3.4 million, or 18.6%, as compared to the year ended September 30, 2014. The increase in gross profit in the year ended September 30, 2015 as compared to 2014 was due to an overall increase in the size of projects in progress, specific to the education, power distribution, and industrial markets. Commercial & Industrial’s gross margin percentage increased 1.1% to 12.0% during the year ended September 30, 2015. The improvement in margin percentage was primarily attributable to improved productivity, as well as a more selective bidding strategy which we believe reduced our exposure to riskier projects that have historically resulted in reduced earnings. Project bid margins have continued to improve in 2015; however, the market remains competitive, and we expect continued pressure on our ability to increase project bid margins in most of the markets we serve.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended September 30, 2015 increased by $0.5 million, or 3.8%, compared to the year ended September 30, 2014. Selling, general and administrative expense as a percentage of revenues in the Commercial & Industrial segment decreased by 0.3% during the year ended September 30, 2015, as we benefited from increased activity.

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

Infrastructure Solutions

2015 Compared to 2014

	Years Ended September 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$46,827	100.0%	$47,559	100.0%
Gross Profit	10,633	22.7%	9,960	20.9%
Selling, general and administrative expenses	9,498	20.3%	9,346	19.7%

Revenue. Revenues in our Infrastructure Solutions segment decreased by $0.7 million during the year ended September 30, 2015, a decrease of 1.5% compared to the year ended September 30, 2014. The decrease in revenue was driven primarily by a decrease in demand for power assemblies by certain of our large rail customers. This decrease was partially offset by improved demand for electric motor repair services and the expansion of our customer base. Revenue for the year ended September 30, 2015 includes $2.9 million from Southern Industrial Sales and Services, Inc. (“Southern Rewinding”), a Columbus, Georgia-based motor repair and related field services company, which we acquired in May, 2015. We believe the reduction in demand for power assemblies from our current large rail customers will continue for the foreseeable future, as they shift the majority of their ongoing maintenance and repair work to a single preferred vendor.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the year ended September 30, 2015 increased by $0.7 million, or 6.8%, as compared to the year ended September 30, 2014. Gross profit increased due to higher volume of electric motor repair services combined with the addition of Southern Rewinding, which contributed $0.9 million of gross margin for the year ended September 30, 2015. Gross profit as a percentage of revenue increased from 20.9% for the year ended September 30, 2014 to 22.7% for the year ended September 30, 2015. Although revenues were down, we were able to improve our margins through a focus on workflow and process improvement, as well as cost management. Further, the favorable service and project mix at Southern Rewinding contributed to the higher margin percentage year over year. Although margins have continued to improve year over year, the markets in which we operate remain competitive due to the current economic conditions of some of the larger industries we serve, particularly the steel and rail industries. As such, we expect continued pressure on our ability to increase margins.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2015 increased by $0.2 million compared to the year ended September 30, 2014. Selling, general and administrative expense as a percentage of revenue increased from 19.7% for the year ended September 30, 2014 to 20.3% for the year ended September 30, 2015. The increases were a result of certain one-time legal expenses and costs associated with the acquisition of Southern Rewinding, combined with the addition of selling, general and administrative expenses associated with Southern Rewinding’s operations. These increases were partially offset by cost reductions made at our locations that service our large rail and steel industry customers, due to the decrease in demand for our services during the year ended September 30, 2015.

2014 Compared to 2013

	Years Ended September 30,
	2014		2013
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$47,559	100.0%	$2,153	100.0%
Gross Profit	9,960	20.9%	425	19.7%
Selling, general and administrative expenses	9,346	19.7%	337	15.7%

Our Infrastructure Solutions business was created on September 13, 2013 with the acquisition of MISCOR Group, Ltd. Therefore, amounts shown above include the results of operations beginning September 13, 2013 only. Revenues for our Infrastructure Solutions segment were $47.6 million for the year ended September 30, 2014, and include $34.4 million from industrial services and $13.2 million from engine components services. Our gross profit from industrial services was $7.2 million at a 20.2% margin, reflecting both revenue growth and an improvement in gross margins subsequent to our acquisition. This gross profit included an impact of $0.5 million of additional costs associated with the sale of inventory that was written up to fair value in purchase accounting upon the acquisition of the business in 2013. The business climate for engine components services has been more challenging during the second half of the year ended September 30, 2014, as we have experienced a decrease in demand for our engine repair services from certain large customers. However, demand has begun to increase subsequent to September 30, 2014. The engine components service line reported gross profit of $2.8 million at a margin of 21.3% for the year ended September 30, 2014. The Infrastructure Solutions segment reported $9.3 million of general and administrative expense for the year ended September 30, 2014.

Interest and Other Expense, net

	Years Ended September 30,
	2015	2014	2013
	(In thousands)
Interest expense	$813	$1,189	$1,249
Deferred financing charges	317	385	522

Total interest expense	1,130	1,574	1,771

Other (income) expense, net	(180)	(203)	507

Total interest and other expense, net	$950	$1,371	$2,278

Interest Expense

During the year ended September 30, 2015, we incurred interest expense of $1.1 million primarily comprised of interest expense from our term loan facility with Wells Fargo, an average letter of credit balance of $6.9 million under the 2012 Credit Facility and an average unused line of credit balance of $45.5 million. This compares to interest expense of $1.6 million for the year ended September 30, 2014, on a debt balance primarily comprised of our term loan facility with Wells Fargo, an average letter of credit balance of $6.8 million under the 2012 Credit Facility and an average unused line of credit balance of $23.8 million.

For the year ended September 30, 2013, we incurred interest expense of $1.8 million on a debt balance primarily comprised of the Tontine Term Loan (as defined herein), financing agreements related to our commercial insurance policy premiums, an average letter of credit balance of $7.4 million under our 2006 revolving credit facility with Bank of America, N.A., and an average unused line of credit balance of $22.6 million.

PROVISION FOR INCOME TAXES

Our provision for income taxes was $0.7 million for the years ended September 30, 2015 and 2014. Tax expense increased by $0.1 million related to the federal income tax provision, $0.5 million related to the state income tax provision, and $0.1 million related to uncertain tax benefits. However, these increases were offset by a $0.7 million benefit from a reduction in our valuation allowance as a result of deferred tax liabilities added in connection with the acquisition of Southern Rewinding.

Our provision for income taxes increased from $0.3 million for the year ended September 30, 2013 to $0.7 million for the year ended September 30, 2014. The increase includes a $0.3 million increase related to the federal income tax provision and a $0.1 million increase related to the state income tax provision. We provided a valuation allowance for the federal income tax benefit resulting from the loss from operations for the year ended September 30, 2013. As a result, we did not recognize any net benefit for federal income taxes for the year ended September 30, 2013.

WORKING CAPITAL

During the year ended September 30, 2015, working capital increased by $8.9 million from September 30, 2014, reflecting a $21.1 million increase in current assets and an $12.2 million increase in current liabilities during the period.

During the year ended September 30, 2015, our current assets increased by $21.1 million, or 12.6%, to $189.0 million, as compared to $168.0 million as of September 30, 2014. The increase in current assets is driven by current trade accounts receivables, net, which increased by $15.5 million at September 30, 2015, as compared to September 30, 2014. The increase in receivables was most notable in our Communications segment, which reported significantly higher revenues year over year. Days sales outstanding (“DSOs”) increased to 56 as of September 30, 2015 from 54 as of September 30, 2014. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. Costs and estimated earnings in excess of billings on uncompleted contracts increased by $3.5 million at September 30, 2015 as compared to September 30, 2014, primarily as a result of increased activity at our Communications segment.

During the year ended September 30, 2015, our total current liabilities increased by $12.2 million to $108.1 million, compared to $95.9 million as of September 30, 2014. The increase was driven primarily by an increase in accounts payable and accrued expenses, which increased by $8.9 million at September 30, 2015 as compared with September 30, 2014. The increase is driven by increased activity at our Communications segment.

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

As of September 30, 2015, the estimated cost to complete our bonded projects was approximately $85.9 million. We believe the bonding capacity currently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had cash and cash equivalents of $49.4 million and $22.8 million of availability under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility or raise funds in the capital markets, if needed.

We continue to monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a credit facility (as amended, the “2012 Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). We have subsequently entered into four amendments to the 2012 Credit Facility and entered into an Amended and Restated Credit and Security Agreement (the “Amended Credit Agreement”) as of September 24, 2014, which increased the maximum revolver amount under the 2012 Credit Facility from $30 million to $60 million, and extended the maturity date by one year to August 9, 2018. In addition, under the Amended Credit Agreement, the Company eliminated its term loan facility so that borrowings that would previously have been made under the term loan facility, including borrowings for acquisitions, are now made under the revolving credit facility with terms more favorable than the term loan facility, including a lower interest rate, as described below.

The 2012 Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

The 2012 Credit Facility contains customary affirmative, negative and financial covenants. At September 30, 2015, we were subject to the financial covenant under the 2012 Credit Facility requiring, at any time that our Liquidity (the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability, as defined in the Amended Credit Agreement) is less than $20 million or our Excess Availability is less than $5 million, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. At September 30, 2015, our Liquidity was $72.2 million and our Excess Availability was $22.8 million, and as such, we were not required to maintain a Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at September 30, 2015, our Fixed Charge Coverage Ratio was 4.0:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at September 30, 2015, provides us with the ability to use cash on hand or to draw on our 2012 Credit Facility such that we can fall below the Excess Availability and Liquidity minimum thresholds described above without violating our financial covenant.

Our Fixed Charge Coverage Ratio is calculated as (i) our trailing twelve month EBITDA (as defined in the Amended Credit Agreement), less non-financed capital expenditures (other than capital expenditures financed by means of an advance under the 2012 Credit Facility) cash taxes and certain pass-through tax liabilities, divided by (ii) the sum of our cash interest and principal debt payments (other than repayment of principal on advances under the 2012 Credit Facility) and all Restricted Junior Payments (as defined in the Amended Credit Agreement) (other than pass-through tax liabilities) and other cash distributions. As defined in the Amended Credit Agreement, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses, interest expense, income taxes, depreciation and amortization and increases in any change in LIFO reserves.

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

Level	Thresholds	Interest Rate Margin

I	Liquidity ≤$20,000 at any time during the period; or Excess Availability ≤$7,500 at any time during the period; or Fixed charge coverage ratio < 1.0:1.0	3.00 percentage points

II	Liquidity > $20,000 at all times during the period; and Liquidity ≤$30,000 at any time during the period; and Excess Availability $7,500; and Fixed charge coverage ratio ≥1.0:1.0	2.50 percentage points

III	Liquidity > $30,000 at all times during the period; and Excess Availability > $7,500; and Fixed charge coverage ratio ≥1.0:1.0	2.00 percentage points

In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.50% per annum, (2) a collateral monitoring fee ranging from $1 thousand to $2 thousand, based on the then-applicable interest rate margin, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Amended Credit Agreement.

At September 30, 2015, we had $22.8 million under the 2012 Credit Facility that was available to us without triggering or violating our financial covenant, $6.9 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $10.2 million

The Tontine Term Loan

On December 12, 2007, we entered into the Tontine Term Loan, a $25 million senior subordinated loan agreement, with Tontine, which the Company terminated and prepaid in full through a final payment of $10 million in February, 2013.

Rights Offering

On August 7, 2014, we completed a $20 million rights offering (the “Rights Offering”). In the Rights Offering, we distributed, at no charge, to the holders of shares of our common stock one non-transferable subscription right for each share of common stock owned as of the record date. Each right entitled the holder thereof to purchase from the Company 0.214578135 shares of common stock at a subscription price of $5.20 per share (the “Basic Subscription Rights”), which represented a discount to the market price of our common stock at the closing of the offering. In addition, holders who purchased all of the shares of common stock available to them pursuant to their Basic Subscription Rights were entitled to subscribe, at the same subscription price of $5.20 per share, for a portion of any shares of common stock that other holders did not purchase through the exercise of their Basic Subscription Rights, subject to certain limitations (the “Over-Subscription Privilege”). The Rights Offering was fully subscribed, after giving effect to the exercise of Over-Subscription Privileges, and we received net proceeds of approximately $19.6 million, after deducting estimated offering expenses, for the issuance of 3,846,150 shares of common stock in the Rights Offering.

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

Investments

From time to time, the Company may invest in non-controlling positions in the debt or equity securities of other businesses. In October 2014, our Board of Directors approved an investment policy that permits the Company to invest our cash in liquid and marketable securities that include equities and fixed income securities, subject to Board approval of any such investment over $0.5 million. Equity securities may include unrestricted, publicly traded stock that is listed on a major exchange or a national, over-the-counter market and that is appropriate for our portfolio objectives, asset class, and/or investment style, and fixed income securities are required to have an investment grade credit quality at the time of purchase.

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

Operating activities provided net cash of $11.5 million during the year ended September 30, 2015, as compared to $12.6 million of net cash provided in the year ended September 30, 2014. Although we reported higher net income in the year ended September 30, 2015 as compared to the year ended September 30, 2014, we ended fiscal 2015 with higher levels of working capital in connection with increased levels of activity, as well as working capital requirements at our Southern Rewinding acquisition, where we used $1.1 million to pay down accounts payable and accrued liabilities immediately upon closing the acquisition.

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

Investing Activities

In the year ended September 30, 2015, net cash used in investing activities was $5.9 million as compared to $2.0 million of net cash used by investing activities in the year ended September 30, 2014. Investing activities for the year ended September 30, 2015 include $3.1 million for the purchase of Southern Rewinding, as well as

$2.8 million of capital expenditures. Investing activities of $2.0 million in the year ended September 30, 2014 relate to capital expenditures. Investing activities for the year ended September 30, 2013 were comprised of $5.2 million used in conjunction with the acquisition of MISCOR Group, Ltd. and the acquisition of certain assets from the Acro Group, and $0.4 million used for capital expenditures, partly offset by $0.8 million in proceeds from the sale of a building.

Financing Activities

Financing activities used net cash of $3.6 million in the year ended September 30, 2015 compared to $16.0 million provided in the year ended September 30, 2014. For the year ended September 30, 2015, we used $3.6 million for repurchases of the Company’s common stock under the authorized stock repurchase program. Common stock of $3.5 million was repurchased from an unrelated, third-party investor and in open market transactions, pursuant to the stock repurchase program, and we used an additional $0.1 million for the repurchase of common stock to satisfy employee payroll tax withholding obligations. For the year ended September 30, 2014, we raised $19.6 million through our Rights Offering. This was partly offset by $3.5 million used for repayments on our 2012 Credit Facility and $0.2 million used for the repurchase of common stock to satisfy employee payroll tax withholding obligations. For the year ended September 30, 2013, we entered into our term loan facility with Wells Fargo, repaid the Tontine Term Loan, and repaid $5.6 million in debt acquired immediately subsequent to the MISCOR acquisition. Financing activities in the year ended September 30, 2013 also included the release of $7.1 million in restricted cash, as the requirement to cash collateralize borrowings on our 2012 Credit Facility was removed.

CONTROLLING SHAREHOLDER

On October 15, 2015, Tontine filed an amended Schedule 13D indicating its ownership level of 62.2% of the Company’s outstanding common stock. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself.

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

We are a party to a sublease agreement with Tontine Associates, LLC, an affiliate of our controlling shareholder, for corporate office space in Greenwich, Connecticut. The sublease extends through March, 2016, with terms at market rates, and payments by the Company are at a rate consistent with that paid by Tontine Associates, LLC to its landlord.

David B. Gendell has served as a member of the Board of Directors since February 2012 and as the Company’s non-executive Chairman of the Board since January, 2015. Mr. Gendell, who is the brother of Jeffrey Gendell, the founder and managing member of Tontine, is also an employee of Tontine.

James M. Lindstrom served as Chief Executive Officer and President of the Company from October 3, 2011 until January 16, 2015. Mr. Lindstrom was an employee of Tontine from 2006 until October 2011.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2015, $0.6 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2015, $6.3 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2015, we did not have any open purchase commitments.

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

As of September 30, 2015, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
Long-term debt obligations	$—	$10,234	$—	$—	$10,234
Capital lease obligations	4	—	—	—	4
Operating lease obligations	6,634	7,992	2,384	65	17,075

Total	$6,638	$18,226	$2,384	$65	$27,313

(1)	The tabular amounts exclude the interest obligations that will be created if the debt obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	2015	2016	2017	Thereafter	Total
Standby letters of credit	$6,918	$—	$—	$—	$6,918

Total	$6,918	$—	$—	$—	$6,918

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”). The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the Consolidated Financial Statements, and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our Consolidated Financial Statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates.

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

Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, over 90% of our revenues are based on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). Approximately 5% of our revenues are earned from contracts where we are paid on a time and materials basis, and from time to time, we may enter into contracts on a cost plus basis. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year.

We complete most of our projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method. Revenues recognized on a percentage-of-completion basis, all of which are fixed price arrangements, comprised approximately 67% of our total revenue for the year ended December 31, 2015. The percentage-of-completion method for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Valuation of Intangibles and Long-Lived Assets. We evaluate goodwill for potential impairment at least annually at year end, however, if impairment indicators exist, we will evaluate as needed. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we perform an impairment test by calculating the fair value of the reporting unit and comparing this calculated fair value with the carrying value of the reporting unit. We estimate the fair value of the reporting unit based on the market approach and income approach. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. We did not record goodwill impairment during the years ended September 30, 2015, 2014 or 2013.

For our Infrastructure Solutions reporting unit, even a small decline in estimated fair value as of the September 30, 2015 testing date could trigger an impairment of goodwill. The fair value calculation for Infrastructure Solutions is highly sensitive to changes in projections for revenue growth rates and gross margins. Our current expectation is for Infrastructure Solutions to average high single digit revenue growth for 2016, with average low single digit rates in the following years, excluding the impact of our recent acquisition of Calumet. Our ability to achieve the projected revenue growth may be affected by, among other factors, (a) pricing and product competition; (b) the timing and extent of recovery of the steel and rail markets; and (c) our ability to diversify our customer base.

We believe that if Infrastructure Solutions is unable to achieve the projected financial performance, either in the near term or long term, impairment is likely to result. Total recorded goodwill for the Infrastructure Solutions reporting unit as of September 30, 2015 is $8.6 million.

Each reporting period, we assess impairment indicators related to long-lived assets and intangible assets. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates could materially impact our results of operations or financial projections. We recorded long-lived or intangible asset impairment during the year ended September 30, 2013 of $0.2 million, which was primarily attributable to real estate we sold at September 30, 2013. The impairment charges were recorded to reduce the carrying value of the property to its current expected fair value. No impairment charges were recorded in the year ended September 30, 2015 or 2014.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts for unknown collection issues, in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customers’ access to capital, our customers’ willingness to pay, general economic conditions, and the ongoing relationships with our customers. In addition to these factors, the method of accounting for construction contracts requires the review and analysis of not only the net receivables, but also the amount of billings in excess of costs and costs in excess of billings. The analysis management utilizes to assess collectability of our receivables includes detailed review of older balances, analysis of days sales outstanding where we include in the calculation, in addition to accounts receivable balances net of any allowance for doubtful accounts, the level of costs in excess of billings netted against billings in excess of costs, and the ratio of accounts receivable, net of any allowance for doubtful accounts plus the level of costs in excess of billings, to revenues. These analyses provide an indication of those amounts billed ahead of or behind the recognition of revenue on our construction contracts and are important to consider in understanding the operational cash flows related to our revenue cycle.

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

Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2015, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Over the ten-year period from 2004 through 2013, the Company reported net losses each year, finally returning to profitability in the year ended September 30, 2014. Although we have recently returned to profitability, GAAP guidelines place considerably more weight on historical results and less weight on future projections and as such the cumulative pretax losses provide sufficient negative evidence to support the appropriateness of a full valuation allowance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. We may be required to release all or a portion of this valuation allowance in the next 12 months, although the exact timing and the portion of the valuation allowance released are subject to the level of profitability that we are able to achieve for the year and our visibility into future period results.

We expect that the release of the valuation allowance will be recorded as an income tax benefit at the time of release, significantly increasing our reported net income, thus, significantly reducing our effective tax rate and likely resulting in a negative effective tax rate. However, we expect our effective tax rate to increase in subsequent periods following any significant release of the valuation allowance. Our net income and effective tax rate will be affected negatively in periods following the release. However, any valuation allowance release will not affect the amount of cash paid for income taxes.

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

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2012 and forward are subject to audit as are prior tax years, to the extent of unutilized net operating losses generated in those years.

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

All of the long-term debt outstanding under our 2012 Credit Facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our 2012 Credit Facility as of September 30, 2015 would cause a $0.1 million pre-tax annual increase in interest expense.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Integrated Electrical Services, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries (“the Company”) as of September 30, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries at September 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Houston, Texas

December 11, 2015

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	September 30,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,360	$47,342
Accounts receivable:
Trade, net of allowance of $842 and $780, respectively	92,976	77,459
Retainage	17,453	15,442
Inventories	13,977	16,048
Costs and estimated earnings in excess of billings on uncompleted contracts	12,318	8,591
Prepaid expenses and other current assets	2,956	3,075

Total current assets	189,040	167,957

PROPERTY AND EQUIPMENT, net	11,683	10,188
GOODWILL	17,249	14,993
INTANGIBLE ASSETS	4,723	3,503
OTHER NON-CURRENT ASSETS	4,015	4,467

Total assets	$226,710	$201,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	4	—
Accounts payable and accrued expenses	82,910	74,032
Billings in excess of costs and estimated earnings on uncompleted contracts	25,165	21,852

Total current liabilities	108,079	95,884

LONG-TERM DEBT, net of current maturities	10,234	10,208
OTHER NON-CURRENT LIABILITIES	6,983	7,044

Total liabilities	125,296	113,136

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 and 22,049,529 shares issued and 21,475,741 and 21,767,700 outstanding, respectively	220	220
Treasury stock, at cost, 573,788 and 281,829 shares, respectively	(4,401)	(2,394)
Additional paid-in capital	193,628	194,719
Accumulated other comprehensive income	—	(2)
Retained deficit	(88,033)	(104,571)

Total stockholders’ equity	101,414	87,972

Total liabilities and stockholders’ equity	$226,710	$201,108

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Years Ended September 30,
	2015	2014	2013
Revenues	$573,857	$512,395	$494,593
Cost of services	473,966	429,269	427,633

Gross profit	99,891	83,126	66,960
Selling, general and administrative expenses	81,416	75,571	66,598
Gain on sale of assets	(13)	(86)	(64)

Income from operations	18,488	7,641	426

Interest and other (income) expense:
Interest expense	1,130	1,574	1,771
Other (income) expense, net	(180)	(203)	507

Income (loss) from continuing operations before income taxes	17,538	6,270	(1,852)
Provision for income taxes	661	748	326

Net income (loss) from continuing operations	$16,877	$5,522	$(2,178)

Net loss from discontinued operations	(339)	(198)	(1,395)

Net income (loss)	$16,538	$5,324	$(3,573)

Unrealized gain (loss) on interest hedge, net of tax	2	(19)	17
Comprehensive income (loss)	$16,540	$5,305	$(3,556)

Income (loss) per share:
Continuing operations	$0.79	$0.30	$(0.14)
Discontinued operations	(0.02)	(0.01)	(0.09)

Basic	$0.77	$0.29	$(0.23)
Diluted income (loss) per share:
Continuing operations	$0.79	$0.30	$(0.14)
Discontinued operations	(0.02)	(0.01)	(0.09)

Diluted	$0.77	$0.29	$(0.23)
Shares used in the computation of income (loss) per share
Basic	21,480,622	18,417,564	15,460,424
Diluted	21,526,188	18,473,420	15,460,424

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Information)

						Accumulated Other		Total
	Common Stock		Treasury Stock			Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	APIC	Income (Loss)	Deficit	Equity
BALANCE, September 30, 2012	15,407,802	$154	(430,402)	$(4,546)	$163,871	$—	$(106,322)	$53,157
Grants under compensation plans	—	—	266,814	2,649	(2,649)	—	—	—
Acquisition of treasury stock	—	—	(95,469)	(435)	—	—	—	(435)
Non-cash compensation	—	—	—	—	1,430	—	—	1,430
Interest rate swap	—	—	—	—	—	17	—	17
Issuance of stock related to acquisition	2,795,577	28	—	—	11,862	—	—	11,890
Net loss	—	—	—	—	—	—	(3,573)	(3,573)

BALANCE, September 30, 2013	18,203,379	$182	(259,057)	$(2,332)	$174,514	$17	$(109,895)	$62,486

Grants under compensation plans	—	—	13,500	117	(117)	—	—	—
Acquisition of treasury stock	—	—	(36,272)	(179)	—	—	—	(179)
Non-cash compensation	—	—	—	—	711	—	—	711
Interest rate swap		—	—	—	—	(19)	—	(19)
Shares issued in rights offering	3,846,150	38	—	—	19,611	—	—	19,649
Net income	—	—	—	—	—	—	5,324	5,324

BALANCE, September 30, 2014	22,049,529	$220	(281,829)	$(2,394)	$194,719	$(2)	$(104,571)	$87,972

Grants under compensation plans	—	—	207,874	1,615	(1,615)	—	—	—
Acquisition of treasury stock	—	—	(499,833)	(3,622)	—	—	—	(3,622)
Interest rate swap	—	—	—	—	—	2	—	2
Non-cash compensation	—	—	—	—	524	—	—	524
Net income	—	—	—	—	—	—	16,538	16,538

BALANCE ,September 30, 2015	22,049,529	$220	(573,788)	$(4,401)	$193,628	$—	$(88,033)	$101,414

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended September 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,538	$5,324	$(3,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	269	170	4
Deferred financing cost amortization	316	385	286
Depreciation and amortization	2,509	2,526	2,552
Gain on sale of assets	67	218	119
Non-cash compensation expense	524	711	1,430
Impairment	—	—	1,475
Changes in operating assets and liabilities
Accounts receivable	(15,115)	(4,137)	3,987
Inventories	2,526	3,788	2,523
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,727)	(256)	(155)
Prepaid expenses and other current assets	(1,902)	2,295	670
Other non-current assets	120	592	(625)
Accounts payable and accrued expenses	6,654	39	(1,201)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,313	1,176	(4,579)
Other non-current liabilities	(586)	(233)	(959)

Net cash provided by operating activities	11,506	12,598	1,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,779)	(1,982)	(444)
Proceeds from sales of property and equipment	—	—	829
Cash paid in conjunction with business combination	(3,113)	—	(5,155)

Net cash used in investing activities	(5,892)	(1,982)	(4,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	26	—	15,167
Repayments of debt	—	(3,502)	(17,042)
Purchase of treasury stock	(3,622)	(179)	(436)
Change in restricted cash	—	—	7,155
Issuance of shares through rights offering	—	19,650	—

Net cash provided by (used in) financing activities	(3,596)	15,969	4,844

NET INCREASE IN CASH EQUIVALENTS	2,018	26,585	2,028
CASH AND CASH EQUIVALENTS, beginning of period	47,342	20,757	18,729

CASH AND CASH EQUIVALENTS, end of period	$49,360	$47,342	$20,757

	2015	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$792	$1,149	$1,115
Cash paid for income taxes	$1,532	$732	$496

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

Integrated Electrical Services, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of end markets. Our operations are currently organized into four principal business segments based upon the nature of our current services:

•	Communications –Nationwide provider of technology infrastructure products and services to large corporations and independent businesses.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•	Commercial & Industrial – Provider of electrical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

•	Infrastructure Solutions – Provider of electrical and mechanical solutions to domestic and international customers.

The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.

Our Communications segment is a leading provider of network infrastructure services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, high-tech manufacturing, educational and information technology industries. We also provide the design and installation of audio/visual, telephone, fire, wireless access and intrusion alarm systems as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 11 offices, which include our Communications headquarters located in Tempe, Arizona, allowing for dedicated onsite maintenance teams at our customers’ sites.

Our Residential segment provides electrical installation services for single-family housing and multi-family apartment complexes and CATV cabling installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment also provides services for the installation of residential solar power, smart meters, electric car charging stations and stand-by generators, both for new construction and existing residences. The Residential segment is made up of 26 locations, which include our Residential headquarters in Houston. These segment locations geographically cover, the Sun-Belt, the Western and Mid-Atlantic regions of the United States.

Our Commercial & Industrial segment offers a broad range of expertise that enables us to provide a wide array of quality services related to electrical design, construction, and maintenance to the commercial and industrial markets. The offerings under our design services platform range from budget assistance to providing design build and LEED solutions to our end customers. These services are typically integrated with our construction services. Our construction services range from the initial planning and procurement to installation and start-up. The construction services are offered to a variety of new and remodel construction projects including transmission and distribution projects. The maintenance services offered include constant presence, critical plant shutdown, troubleshooting, emergency testing, and preventative maintenance. We provide our services for a variety of project types, including: office buildings, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities and municipal infrastructure and health care facilities. The Commercial & Industrial segment consists of 19, which include our segment headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon and the Mid-Atlantic region.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Our Infrastructure Solutions segment provides maintenance and repair services for alternating current (AC) and direct current (DC) electric motors and generators, as well as power generating and distribution equipment; manufactures, remanufactures, and repairs industrial lifting magnets; and provides maintenance and repair services for railroad main and auxiliary generators, main alternators, and traction motors. In addition, Infrastructure Solutions manufactures and remanufactures EMD-style power assemblies for various engine types and offers premium replacement parts for power assemblies. This segment serves steel, railroad, marine, petrochemical, pulp and paper, wind energy, mining, automotive, power generation, scrap yards, and utility industries. Infrastructure Solutions is comprised of 10 locations, headquartered in Ohio. These segment locations geographically cover Alabama, Georgia, Indiana, Ohio, West Virginia, Maryland and California.

Controlling Shareholder

At September 30, 2015, Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. For a more complete discussion on our relationship with Tontine, please refer to Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IES and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Asset Impairment

During the fiscal years ended September 30, 2015 and 2014, the Company recorded no asset impairment charges.

During the fiscal year ended September 30, 2013, the Company recorded pretax non-cash asset impairment charges of $200 related to real estate held by our Commercial & Industrial segment. The real estate was held within a location selected for closure during 2011. This impairment was to adjust the carrying value of real estate held for sale to the estimated market value less expected selling expenses. The real estate was sold on September 30, 2013. The impairment charges are included in our net loss from discontinued operations within our Consolidated Statements of Comprehensive Income.

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

Debt Issuance Costs

Debt issuance costs are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $317, $385 and $522, respectively, for the years ended 2015, 2014 and 2013. Remaining unamortized capitalized debt issuance costs were $1,031 and $1,158 at September 30, 2015, and September 30, 2014, respectively.

Revenue Recognition

Revenue is generally recognized once the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the price of the product or service is fixed and determinable, and (iv) collectability is reasonably assured. Costs associated with these services are recognized within the period they are incurred.

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

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management believes will generally be billed and collected within the next twelve months. Also included in this asset, from time to time, are claims and unapproved change orders which are amounts we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Claims are limited to costs incurred and

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

are recorded at estimated realizable value when collection is probable and can be reasonably estimated. We do not recognize profits on project costs incurred in connection with claims. Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred. As of September 30, 2015, 2014 and 2013, there were no material revenues recorded associated with any outstanding claims. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, completion of specified units or at the completion of the contract.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be collectible are written off as deemed necessary in the period such determination is made. As is common in our industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. These receivables are primarily associated with a few divisions within our Commercial & Industrial segment. Certain other receivables are slow-pay in nature and require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of September 30, 2015.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation on a quarterly basis. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2015, we considered whether it was more likely than not that some portion of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, our results could be affected. We have determined to fully reserve against such an occurrence.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. Each year, we compile our historical data pertaining to the insurance experiences and actuarially develop the ultimate loss associated with our insurance programs other than pollution coverage, which was obtained in connection with the MISCOR acquisition. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs.

The undiscounted ultimate losses of all insurance reserves at September 30, 2015 and 2014, was $4,465 and $4,489, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows:

Year Ended September 30:
2016	$1,512
2017	1,004
2018	575
2019	360
2020	183
Thereafter	831

Total	$4,465

We elect to discount the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended September 30, 2015 and 2014, the discount rate used was 1.4 percent and 1.8 percent, respectively. The present value of all insurance reserves for the employee group health claims, workers’ compensation, auto and general liability recorded at September 30, 2015 and 2014 was $4,518 and $4,560, respectively. Our employee group health claims are anticipated to be resolved within the year ended September 30, 2016.

We had letters of credit totaling $6,347 outstanding at September 30, 2015 to collateralize our high deductible insurance obligations.

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

During the year ended September 30, 2013, we evaluated certain of our long-lived assets for impairments. The evaluation resulted in impairment charges as described above under “Asset Impairment”. For the years ended September 30, 2014 and 2015, no indicators of impairments were identified.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits and accounts receivable. We grant credit, usually without collateral, to our customers, who are generally large public companies, contractors and homebuilders throughout the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, specifically, within the construction, homebuilding and mission critical facility markets. However, we are entitled to payment for work performed and generally have certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to manage potential credit risk. We routinely maintain cash balances in financial institutions in excess of federally insured limits. We periodically assess the financial condition of these institutions where these funds are held and believe the credit risk is minimal. We maintain the majority of our cash and cash equivalents in money market mutual funds. There can be no assurance, however, that we will not be adversely affected by credit risks we face.

No single customer accounted for more than 10% of our consolidated revenues for the years ended September 30, 2015, 2014 and 2013.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a loan agreement, and an interest rate swap agreement. We believe that the carrying value of financial instruments, with the exception of our cost method investment in EnerTech Capital Partners II L.P. (“Enertech”), a private investment fund, in the accompanying Consolidated Balance Sheets, approximates their fair value due to their short-term nature. The carrying value of our debt approximates fair value, as debt incurs interest at a variable rate.

We estimate the fair value of our investment in EnerTech (Level 3) using quoted market prices for underlying publicly traded securities, and estimated enterprise values determined using cash flow projections and market multiples of the underlying non-public companies. For additional information, please refer to Note 6, “Detail of Certain Balance Sheet Accounts –Securities and Equity Investments – Investment in EnerTech.”

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

Deferred Compensation Plans

The Company maintains a rabbi trust to fund certain deferred compensation plans. The securities held by the trust are classified as trading securities. The investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2015 and 2014. The changes in fair values are recorded as unrealized gains (losses) as a component of other income (expense) in the Consolidated Statements of Comprehensive Income.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The corresponding deferred compensation liability is included in other non-current liabilities on the Consolidated Balance Sheets and changes in this obligation are recognized as adjustments to compensation expense in the period in which they are determined.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard also requires expanded disclosures surrounding revenue recognition. The effective date will be the first quarter of our fiscal year ended September 30, 2019. The standard allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements. We have not yet selected a transition method or determined the effect ASU 2014-09 will have on our ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation Of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as other assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. In August 2015, the FASB issued an update (ASU 2015-15) to address revolving lines of credit which may not have outstanding balances. This update allows an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standard is effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement- Period Adjustments (ASU 2015-16), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The update is effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

In November 2015, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as noncurrent amounts. The new guidance supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for our fiscal year beginning October 1, 2017. We are currently assessing the timing of adoption, but the adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

3. CONTROLLING SHAREHOLDER

At September 30, 2015, Tontine was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, in 2013, the Company filed a shelf registration statement pursuant to a registration rights agreement to register certain of Tontine’s shares. The shelf registration statement was declared effective by the SEC on June 18, 2013. As long as the shelf registration statement remains effective, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings, as described in the shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement.

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

David B. Gendell has served as a member of the Board of Directors since February 2012 and as the Company’s non-executive Chairman of the Board since January, 2015. Mr. Gendell, who is the brother of Jeffrey Gendell, the founder and managing member of Tontine, is also an employee of Tontine.

James M. Lindstrom served as Chief Executive Officer and President of the Company from October 3, 2011 until January 16, 2015. Mr. Lindstrom was an employee of Tontine from 2006 until October 2011.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years	Years Ended September 30,
		2015	2014
Land	N/A	$936	$889
Buildings	5-20	4,120	3,582
Transportation equipment	3-5	1,320	1,263
Machinery and equipment	3-10	9,586	7,362
Leasehold improvements	5-10	2,314	2,312
Information systems	2-8	15,800	15,624
Furniture and fixtures	5-7	790	689

		$34,866	$31,721
Less—Accumulated depreciation and amortization		(23,212)	(21,739)
Construction in Progress		29	206

Property and equipment, net		$11,683	$10,188

Depreciation and amortization expense from continuing operations was $2,509, $2,526 and $2,552, respectively, for the years ended September 30, 2015, 2014 and 2013.

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

The following table reconciles the components of the basic and diluted loss per share for the years ended September 30, 2015, 2014 and 2013:

	Years Ended September 30,
	2015	2014	2013
Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$16,792	$5,500	$(2,178)
Net income from continuing operations attributable to restricted shareholders	85	22	—

Net income (loss) from continuing operations	$16,877	$5,522	$(2,178)

Net loss from discontinued operations attributable to common shareholders	$(339)	$(198)	$(1,395)

Net loss from discontinued operations	$(339)	$(198)	$(1,395)

Net income (loss) attributable to common shareholders	$16,453	$5,302	$(3,573)
Net income attributable to restricted shareholders	85	22	—

Net income (loss)	$16,538	$5,324	$(3,573)

Denominator:
Weighted average common shares outstanding — basic	21,480,622	18,417,564	15,460,424
Effect of dilutive stock options and non-vested restricted stock	45,566	55,856	—

Weighted average common and common equivalent shares outstanding — diluted	21,526,188	18,473,420	15,460,424

Basic income (loss) per share:
Basic income (loss) per share from continuing operations	$0.79	$0.30	$(0.14)
Basic loss per share from discontinued operations	$(0.02)	$(0.01)	$(0.09)
Basic income (loss) per share	$0.77	$0.29	$(0.23)
Diluted income (loss) per share:
Diluted income (loss) per share from continuing operations	$0.79	$0.30	$(0.14)
Diluted loss per share from discontinued operations	$(0.02)	$(0.01)	$(0.09)
Diluted income (loss) per share	$0.77	$0.29	$(0.23)

On August 7, 2014, we completed a rights offering of common stock to our stockholders at a subscription price that was lower than the market price of our common stock at closing of the offering. For information on the rights offering, please see “Note 11 – Stockholders’ Equity.” The rights offering was deemed to contain a bonus element that is similar to a stock dividend requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0340 . Weighted average shares for the year ended September 30, 2013 prior to giving effect to the rights offering were 14,952,054.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts on accounts and long-term receivables consists of the following:

	Years Ended September 30,
	2015	2014
Balance at beginning of period	$780	$980
Additions to costs and expenses	416	170
Deductions for uncollectible receivables written off, net of recoveries	(354)	(370)

Balance at end of period	$842	$780

Accounts payable and accrued expenses consist of the following:

	Years Ended September 30,
	2015	2014
Accounts payable, trade	$47,033	$38,639
Accrued compensation and benefits	22,527	22,076
Accrued insurance liabilities	4,518	4,560
Other accrued expenses	8,832	8,757

	$82,910	$74,032

Contracts in progress are as follows:

	Years Ended September 30,
	2015	2014
Costs incurred on contracts in progress	$329,942	$281,764
Estimated earnings	37,576	32,088

	367,518	313,852
Less—Billings to date	(380,365)	(327,113)

Net contracts in progress	$(12,847)	$(13,261)

Costs and estimated earnings in excess of billings on uncompleted contracts	12,318	8,591
Less—Billings in excess of costs and estimated earnings on uncompleted contracts	(25,165)	(21,852)

Net contracts in progress	$(12,847)	$(13,261)

Other non-current assets are comprised of the following:

	Years Ended September 30,
	2015	2014
Deposits	$—	$250
Deferred tax assets	147	298
Executive Savings Plan assets	617	625
Securities and equity investments	919	919
Other	2,332	2,375

Total	$4,015	$4,467

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Securities and Equity Investments

Investment in EnerTech

At September 30, 2015 and 2014, we held an investment in EnerTech Capital Partners II L.P.(“EnerTech), a private investment fund. As our investment was 2.21 % of the overall ownership in EnerTech at September 30, 2015 and 2014, we account for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. The carrying value of our investment in EnerTech at September 30, 2015 and 2014 was $919.

The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of September 30, 2015 and 2014:

	Years Ended September 30,
	2015	2014
Carrying value	$919	$919
Unrealized gains	66	94

Fair value	$985	$1,013

At each reporting date, the Company performs an evaluation of impairment for securities to determine if any unrealized losses are other-than-temporary. For equity securities, this evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset and liability management objectives and securities portfolio objectives. Based on the results of this evaluation, we believe the unrealized gain at September 30, 2015 indicated our investment was not impaired.

In December 2014, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund through December 31, 2015. The fund is expected to terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2016 with the consent of the fund’s valuation committee.

7. DEBT

Debt consists of the following:

	September 30,	September 30,
	2015	2014
Capital lease obligation	$4	$—
Revolving Loan (long-term debt)	10,234	10,208

Total debt	$10,238	$10,208

At September 30, 2015, we had $22,820 available to us under the 2012 Credit Facility (as defined below), $6,918 in outstanding letters of credit with Wells Fargo and $10,234 outstanding borrowings on our Revolving Loan (as defined below). All amounts outstanding under our Revolving Loan are due and payable in 2018, upon expiration of the 2012 Credit Facility, and all amounts described as available are available without triggering our financial covenant under the 2012 Credit Facility.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

For the years ended September 30, 2015, 2014 and 2013, we incurred interest expense of $1,130, $1,574 and $1,771, respectively.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a credit facility (as amended, the “2012 Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). We have subsequently entered into three amendments to the 2012 Credit Facility and entered into an Amended and Restated Credit and Security Agreement (the “Amended Credit Agreement”) as of September 24, 2014, which increased the maximum revolver under the 2012 Credit Facility amount from $30 million to $60 million, and extended the maturity date by one year to August 9, 2018. In addition, under the Amended Credit Agreement, the Company eliminated its term loan facility so that borrowings that would previously have been made under the term loan facility, including borrowings for acquisitions, are now made under the revolving credit facility with terms more favorable than the term loan facility, including a lower interest rate (as described below).

The 2012 Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

The 2012 Credit Facility contains customary affirmative, negative and financial covenants. At September 30, 2015, we were subject to the financial covenant under the 2012 Credit Facility requiring, at any time that our Liquidity (the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability, as defined in the Amended Credit Agreement) is less than $20 million or our Excess Availability is less than $5 million, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. At September 30, 2015, our Liquidity was $72,180 and our Excess Availability was $22,820, and as such, we were not required to maintain a Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at September 30, 2015, our Fixed Charge Coverage Ratio was 4.0:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at September 30, 2015, provides us with the ability to use cash on hand or to draw on our 2012 Credit Facility such that we can fall below the Excess Availability and Liquidity minimum thresholds described above without violating our financial covenant.

Our Fixed Charge Coverage Ratio is calculated as (i) our trailing twelve month EBITDA (as defined in the Amended Credit Amendment), less non-financed capital expenditures (other than capital expenditures financed by means of an advance under the 2012 Credit Facility), cash taxes and certain pass-through tax liabilities, divided by (ii) the sum of our cash interest and principal debt payments (other than repayment of principal on advances under the Amended Credit Amendment) and all Restricted Junior Payments (as defined in the Amended Credit Amendment) (other than pass-through tax liabilities) and other cash distributions. As defined in the 2012 Credit Facility, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses, interest expense, income taxes, depreciation and amortization and increases in any change in LIFO reserves.

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

Level	Thresholds	Interest Rate Margin

I	Liquidity < $20,000 at any time during the period; or Excess Availability < $7,500 at any time during the period; or Fixed charge coverage ratio < 1.0:1.0	3.00 percentage points

II	Liquidity > $20,000 at all times during the period; and Liquidity < $30,000 at any time during the period; and Excess Availability $7,500; and Fixed charge coverage ratio < 1.0:1.0	2.50 percentage points

III	Liquidity > $30,000 at all times during the period; and Excess Availability > $7,500; and Fixed charge coverage ratio < 1.0:1.0	2.00 percentage points

In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.50% per annum, (2) a collateral monitoring fee ranging from $1 thousand to $2 thousand, based on the then-applicable interest rate margin, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Amended Credit Agreement.

At September 30, 2015, the carrying value of amounts outstanding on our Revolving Loan approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a level 2 measurement.

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

Rent expense was $5,295, $5,300 and $3,764 for the years ended September 30, 2015, 2014 and 2013, respectively.

Future minimum lease payments under these non-cancelable operating leases with terms in excess of one year are as follows:

Year Ended September 30:
2016	$6,634
2017	5,163
2018	2,830
2019	1,597
2020	787
Thereafter	65

Total	$17,076

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

9. INCOME TAXES

Federal and state income tax provisions for continuing operations are as follows:

	Years Ended September 30,
	2015	2014	2013
Federal:
Current	$417	$183	$—
Deferred	(564)	182	—
State:
Current	729	554	363
Deferred	79	(171)	(37)

	$661	$748	$326

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income (loss) before income taxes is as follows:

	Years Ended September 30,
	2015	2014	2013
Provision (benefit) at the statutory rate	$6,139	$2,195	$(648)
Increase resulting from:
Alternative minimum tax	417	—	—
Non-deductible expenses	753	563	1,269
Long-lived assets	69	—	—
State income taxes, net of federal deduction	937	544	377
Contingent tax liabilities	51	—	—
Other	54	—	29
Decrease resulting from:
Change in valuation allowance	(7,034)	(2,547)	(651)
Valuation allowance adjustment - acquisitions	(725)	—	—
Contingent tax liabilities	—	(1)	(50)
Other	—	(6)	—

	$661	$748	$326

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	Years Ended September 30,
	2015	2014
Deferred income tax assets:
Allowance for doubtful accounts	$322	$295
Accrued expenses	9,186	8,171
Net operating loss carryforward	99,610	107,072
Various reserves	1,169	1,363
Equity losses in affiliate	200	200
Share-based compensation	573	419
Capital loss carryforward	222	3,976
Intangible assets	413	1,071
Other	1,744	1,268

Subtotal	113,439	123,835
Less valuation allowance	111,211	121,878

Total deferred income tax assets	$2,228	$1,957

Deferred income tax liabilities:
Property and equipment	$599	$608
Intangible assets	1,084	827
Other	343	219

Total deferred income tax liabilities	2,026	1,654

Net deferred income tax assets (liabilities)	$202	$303

In 2015, the valuation allowance on our deferred tax assets decreased by $10,667. This decrease consisted of $7,034 through the income statement, expiration of capital losses of $3,641, and acquisition purchase accounting of $725, offset by other increases of $733.

In 2002, we adopted a tax accounting method change that allowed us to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. We believe the realization of the additional tax basis in goodwill is not more likely than not and have not recorded a deferred tax asset. Although a deferred tax asset has not been recorded through September 30, 2015, we have derived a cumulative cash tax reduction of $11,487 from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. In addition, the amortization of the additional tax goodwill has resulted in additional federal net operating loss carry forwards of $142,052 and state net operating loss carry forwards of $12,320. We believe the realization of the additional net operating loss carry forwards is not more likely than not and have not recorded a deferred tax asset. We have zero tax basis in additional tax goodwill that will be amortized during the year ended September 30, 2016.

As of September 30, 2015, we had available approximately $439,029 of federal net tax operating loss carry forward for federal income tax purposes, including $142,052 resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2022. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our utilization

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

after the change date of our net operating loss in existence as of the change of control date was subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses was approximately $20,000 for the first five tax years subsequent to the change in ownership and $16,000 thereafter. Approximately $295,318 of federal net operating losses will not be subject to this limitation. Also, after applying the Section 382 limitation to available state net operating loss carry forwards, we had available approximately $101,515 state net tax operating loss carry forwards, including $12,320 resulting from the additional amortization of tax goodwill which begins to expire as of September 30, 2016. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2015, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Over the ten-year period from 2004 through 2013, the Company reported net losses each year, finally returning to profitability in the year ended September 30, 2014. Although we have recently returned to profitability, GAAP guidelines place considerably more weight on historical results and less weight on future projections and as such the cumulative pretax losses provide sufficient negative evidence to support the appropriateness of a full valuation allowance. We have provided valuation allowances of $106,530 for all federal deferred tax assets and $4,681 for certain state deferred tax assets. We believe that $777 and $135 of federal and state deferred tax assets, respectively, will be realized by offsetting reversing deferred tax liabilities. In addition, we have $899 of net state deferred tax assets that we expect will be realized, and therefore valuation allowances were not provided for these assets. We also have certain deferred tax liabilities that may not be offset by deferred tax assets, and for which we have recorded a deferred tax liability of $697. As a result, we have recorded a net deferred tax asset of $202 on our consolidated balance sheets. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on a quarterly basis.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	Years Ended September 30,
	2015	2014
Balance at October 1,	$56,079	$55,612
Additions for position related to current year	98	468
Additions for positions of prior years	1	2
Reduction resulting from the lapse of the applicable statutes of limitations	198	3
Reduction resulting from settlement of positions of prior years	17	—

Balance at September 30,	$55,963	$56,079

As of September 30, 2015 and 2014, $55,963 and $56,079, respectively, of unrecognized tax benefits would result in a decrease in the provision for income tax expense, of which $50,581 and $50,759 for each of those years, respectively, relates to net operating loss from additional goodwill resulting from the tax accounting method change discussed above. We believe the realization of the net operating losses resulting from the tax accounting method change is not more likely than not and have not recorded a deferred tax asset. However, if we are partially or fully successful in defending our tax accounting method change we may realize a portion or all of the deferred tax asset related to this net operating loss, offset by an increase in the valuation allowance. We anticipate that approximately $6 of unrecognized tax benefits, including accrued interest, may reverse in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits.

We had approximately $18 and $6 accrued for the payment of interest and penalties at September 30, 2015 and 2014, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2012 and forward are subject to federal audit as are tax years prior to September 30, 2012, to the extent of unutilized net operating losses generated in those years. The tax years ended September 30, 2011 and forward are subject to state audits as are tax years prior to September 30, 2011, to the extent of unutilized net operating losses generated in those years.

The net deferred income tax assets and liabilities are comprised of the following:

	Years Ended September 30,
	2015	2014
Current deferred income taxes:
Assets	$229	$201
Liabilities	174	196

Net deferred tax asset, current	$55	$5

Noncurrent deferred income taxes:
Assets	$1,999	$1,961
Liabilities	1,852	1,663

Net deferred tax asset (liability), non-current	147	298

Net deferred income tax assets (liabilities)	$202	$303

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

10. OPERATING SEGMENTS

We manage and measure performance of our business in four distinct operating segments: Communications, Residential, Commercial & Industrial, and Infrastructure Solutions. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its President.

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

Segment information for the years ended September 30, 2015, 2014 and 2013 is as follows:

	Years Ended September 30, 2015
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$141,858	$206,307	$178,865	$46,827	$—	$573,857
Cost of services	116,015	164,435	157,322	36,194	—	473,966

Gross profit	25,843	41,872	21,543	10,633	—	99,891
Selling, general and administrative	15,735	31,877	15,027	9,498	9,279	81,416
Gain on sale of assets	(18)	4	(11)	12	—	(13)

Income (loss) from operations	$10,126	$9,991	$6,527	$1,123	$(9,279)	$18,488

Other data:
Depreciation and amortization expense	$512	$485	$283	$952	$277	$2,509
Capital expenditures	675	352	391	1,197	164	2,779
Total assets	$49,500	$37,755	$44,156	$30,112	$65,187	$226,710

	Years Ended September 30, 2014
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$116,073	$182,514	$166,249	$47,559	$—	$512,395
Cost of services	94,904	148,685	148,081	37,599	—	429,269

Gross profit	21,169	33,829	18,168	9,960	—	83,126
Selling, general and administrative	13,481	27,947	14,479	9,346	10,318	75,571
Loss (gain) on sale of assets	6	4	(46)	(50)	—	(86)

Income (loss) from operations	$7,682	$5,878	$3,735	$664	$(10,318)	$7,641

Other data:
Depreciation and amortization expense	$414	$491	$270	$980	$371	$2,526
Capital expenditures	331	420	266	828	137	1,982
Total assets	$30,415	$40,555	$43,937	$27,272	$58,929	$201,108

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

Equity Incentive Plan

The 2006 Equity Incentive Plan became effective on May 12, 2006 (as amended, the “2006 Equity Incentive Plan”). The 2006 Equity Incentive Plan provides for grants of stock options as well as grants of stock, including restricted stock. This plan provided for approximately 2.0 million shares of common stock authorized for issuance under the 2006 Equity Incentive Plan, of which approximately 472,054 shares are available for issuance at September 30, 2015. The 2006 Equity Incentive Plan is due to expire in May 2016 unless prior to that time it is reauthorized pursuant to its terms and in accordance with applicable law, including shareholder and Board authorization as applicable. On December 9, 2015, the Company’s Board of Directors approved an Amended and Restated 2006 Equity Incentive Plan (the “Amended Plan”) which would authorize an additional 1,000,000

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

shares for issuance under the plan and which would be become effective upon approval by shareholders at the Company’s 2016 Annual Shareholders’ Meeting to be held on February 9, 2016. The terms of the Amended Plan are described further in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC no later than December 31, 2015.

Stock Repurchase Program

On February 4, 2015, our Board of Directors authorized a stock repurchase program for purchasing up to 1.0 million shares of the Company’s common stock from time to time. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise, and on December 9, 2015, our Board of Directors authorized the repurchase of up to an additional 500,000 shares. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. During the year ended September 30, 2015, pursuant the program, the Company repurchased 482,156 shares of common stock at an average of $7.22 per share for a total aggregate purchase price of $3.5 million.

Treasury Stock

During the year ended September 30, 2015, we repurchased 17,677 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan. We issued 199,565 shares out of treasury stock under our share-based compensation programs for restricted and unrestricted shares granted. We issued 8,309 shares of treasury stock as payment for outstanding phantom stock units that vested upon the departure of the Company’s Chairman and CEO in January 2015.

During the year ended September 30, 2014, we repurchased 36,272 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan. We issued 13,500 shares out of treasury stock under our share-based compensation programs for restricted shares granted.

Restricted Stock

Restricted Stock Awards:

Fiscal Year	Shares Granted	Weighted Average Fair Value at Date of Grant	Shares Vested	Shares Outstanding	Expense recognized through September 30, 2015
2013	12,500	5.00	8,334	4,166	61
2014	13,500	5.42	4,500	9,000	40
2015	194,000	8.51	—	194,000	238

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

During the years ended September 30, 2015, 2014 and 2013, we recognized $290, $201, and $374, respectively, in compensation expense related to these restricted stock awards. At September 30, 2015, the unamortized compensation cost related to outstanding unvested restricted stock was $1,284. We expect to recognize $522 and $505 of this unamortized compensation expense during the years ended September 30, 2016 and 2017, respectively and $258 thereafter. A summary of restricted stock awards for the years ended September 30, 2015, 2014 and 2013 is provided in the table below:

	Years Ended September 30,
	2015	2014	2013
Unvested at beginning of year	57,666	159,246	257,826
Granted	194,000	13,500	12,500
Vested	(44,500)	(115,080)	(111,080)
Forfeited	—	—	—

Unvested at end of year	207,166	57,666	159,246

The fair value of shares vesting during the years ended September 30, 2015, 2014 and 2013 was $353, $571 and $528, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting. The weighted average grant date fair value of unvested restricted stock at September 30, 2015 was $8.31.

All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the years ended September 30, 2015, 2014 and 2013, we recognized $224, $243, and $295, respectively, in compensation expense related to these grants.

From time to time, PSUs are granted to employees. For the years ended September 30, 2015, 2014 and 2013, these PSUs were paid via unrestricted stock grants to each employee upon the satisfaction of the grant terms. We record compensation expense for the PSUs granted to employees over the grant vesting period. For the years ended September 30, 2015, 2014 and 2013, we recognized zero, zero, and $651, respectively, in compensation expense related to these grants.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Stock Options

We utilized a binomial option pricing model to measure the fair value of stock options granted. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is not considered under the binomial option pricing model that we utilize. We did not issue stock options during the year ended September 30, 2014. The assumptions used in the fair value method calculation for the years ended September 30, 2015 and 2013 are disclosed in the following table:

	Years Ended September 30,
	2015	2013
Weighted average value per option granted during the period	$3.87	$3.43
Dividends (1)	$—	$—
Stock price volatility (2)	55.6 - 57.8%	66.6%
Risk-free rate of return	1.34 - 1.48%	0.9%
Option term	10.0 years	10.0 years
Expected life	6.0 years	6.0 years
Forfeiture rate (3)	10.0%	10.0%

(1)	We do not currently pay dividends on our common stock.
(2)	Based upon the Company’s historical volatility.
(3)	Based upon the Company’s historical data.

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

The following table summarizes activity under our stock option plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2012	20,000	$3.24
Options granted	150,000	5.76
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2013	170,000	$5.46

Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2014	170,000	$5.46

Options granted	37,000	7.25
Exercised	—	—
Forfeited and Cancelled	74,000	5.76

Outstanding, September 30, 2015	133,000	$5.79

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes options outstanding and exercisable at September 30, 2015:

Exercise Prices	Outstanding as of September 30, 2015	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of September 30, 2015	Weighted-Average Exercise Price
$3.24	20,000	5.80	$3.24	20,000	$3.24
$5.76	76,000	7.58	$5.76	—	$—
$7.27	22,000	9.29	$7.27	—	$—
$7.21	15,000	9.34	$7.21	—	$—

	133,000		$5.79	20,000	$3.24

Our 2011 options vested over a three year period at a rate of one-third per year upon the annual anniversary date of the grant. Our 2013 and 2015 options cliff at the end of a two year period ending at the anniversary date of the grant. All options expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire July 2021, May 2023, January 2025 and February 2025.

During the years ended September 30, 2015, 2014 and 2013, we recognized $(45), $267 and $110, respectively, in compensation expense related to our stock option awards. The net benefit in 2015 relates to a revision in forfeiture assumptions upon the departure of the Company’s Chairman and CEO in January 2015, at which time he forfeited unvested stock options. At September 30, 2015, the unamortized compensation cost related to outstanding unvested stock options was $83. We expect to recognize $65 of this unamortized compensation expense during the year ended September 30, 2016 and the remaining $18 in the year ended 2017.

The intrinsic value of stock options outstanding and exercisable was $88 and $57 at September 30, 2015 and 2014, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

12. RELATED-PARTY TRANSACTIONS

On September 13, 2013, we completed the acquisition of 100% of the voting equity interests of MISCOR Group, Ltd. (“MISCOR”). Prior to the transaction, our controlling shareholder Tontine owned approximately 49.9% of MISCOR. See Note 18, “Business Combination”, for further information.

In December 2007, we entered into a $25,000 term loan with Tontine, a related party (the “Tontine Term Loan”). On April 30, 2010, the Company issued a $15,000 payment towards the Tontine Term Loan, resulting in a reduction in interest expenses related to the Tontine Term Loan. On February 13, 2013, we repaid the remaining $10,000 of principal with cash on hand and proceeds from our $5,000 term loan facility with Wells Fargo. During the years ended September 30, 2015, 2014 and 2013 we incurred interest expense of zero, zero and $410, respectively, related to the Tontine Term Loan.

We are a party to a sublease agreement with Tontine Associates, LLC, an affiliate of Tontine, for corporate office space in Greenwich, Connecticut. The lease extends through March 31, 2016, with monthly payments due in the amount of $6. The lease has terms at market rates and payments by the Company are at a rate consistent with that paid by Tontine Associates, LLC to its landlord.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

13. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the “401(k) Plan”). All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We recognized $288, $276, and $177, respectively in matching expenses in fiscal years 2015, 2014 and 2013, respectively.

Infrastructure Solutions has two 401(k) plans. The first provides for employees covered by collective bargaining agreements and has no provision for employer contributions. The second provides for employees outside collective bargaining agreements and has a provision for employer contributions. We recognized $99, $74, and $4, in matching expense in 2015, 2014 and 2013.

Executive Savings Plan

Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a Plan Year. The Human Resources and Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose. No compensation was deferred under this plan for the years ended September 30, 2015, 2014 or 2013.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $871 and $853 recorded as of September 30, 2015 and 2014, respectively.

Multiemployer Pension Plan

Infrastructure Solutions participates in a multiemployer direct benefit pension plan for employees covered under our collective bargaining agreement. We do not administer the plan. We do not significantly participate in this plan. As of December 31, 2014, this plan was funded at 84.75%.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	Total Fair Value	Quoted Prices (Level 1)
Executive savings plan assets	$617	$617
Executive savings plan liabilities	(504)	(504)

Total	$113	$113

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

15. INVENTORY

Inventories consists of the following components:

	September 30,	September 30,
	2015	2014
Raw materials	$1,641	$1,978
Work in process	2,641	2,618
Finished goods	1,199	1,819
Parts and supplies	8,496	9,633

Total inventories	$13,977	$16,048

16. GOODWILL AND INTANGIBLE ASSETS

The following is a progression of goodwill by segment for the years ended September 30, 2015, 2014 and 2013:

	Residential	Infrastructure Solutions	Total
Balance at September 30, 2013	$8,631	$5,293	$13,924
Purchase Accounting Adjustments	—	1,069	1,069

Balance at September 30, 2014	8,631	6,362	14,993
Acquisitions “Note 18”	—	2,256	2,256

Balance at September 30, 2015	$8,631	$8,618	$17,249

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

Based upon the results of our annual impairment analysis, the fair value of our Infrastructure Solutions segment exceeded the book value, and warranted no impairment. We evaluated goodwill attributable to our Residential segment qualitatively, and have concluded no impairment is indicated.

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)	September 30, 2015
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	8 -Indefinite	$1,400	$9	$1,391
Technical library	20.0	400	41	359
Customer relationships	8 - 12	3,600	788	2,812
Covenants not to compete	3.0	140	121	19
Developed technology	4.0	400	258	142

Total		$5,940	$1,217	$4,723

	Estimated Useful Lives (in Years)	September 30, 2014
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical library	20.0	400	21	379
Customer relationships	12.0	2,100	484	1,616
Covenants not to compete	3.0	140	74	66
Developed technology	4.0	400	158	242

Total		$4,240	$737	$3,503

For the years ended September 30, 2015, 2014 and 2013, amortization expense of intangible assets was $381, $635 and $452, respectively. Our future amortization expense for years ended September 30, is as follows:

Year Ended September 30,
2016	$564
2017	469
2018	384
2019	375
2020	367
Thereafter	1,364

Total	$3,523

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

The following is a discussion of our significant legal matters:

Ward Transformer Site

Private Action

In April 2009, Carolina Power and Light Company and Consolidation Coal Company filed suit in the U.S. District Court for the Eastern District of North Carolina (Western Division) against a number of entities, including one of our subsidiaries, to recover costs to remove Polychlorinated Byphenyls (“PCB”) contamination at Ward Transformer, an electric transformer resale and reconditioning facility located in Raleigh, North Carolina (the “Private Action”). Plaintiffs had been ordered under a settlement agreement with the U.S. Environmental Protection Agency (the “EPA”) to clean up the onsite contamination, including the groundwater underneath the facility, and were seeking to recover costs associated with the clean-up from other potentially responsible parties (“PRPs”). During the first quarter of fiscal year 2016, the parties to this matter reached an agreement in principle to settle the Company’s exposure. The agreed upon settlement is fully reserved in our financial statements at September 30, 2015. The parties are finalizing release and settlement documentation and expect to complete this during the second quarter of fiscal 2016.

EPA Action

Contamination outside of and downstream from the Ward Transformer site is not subject to the Private Action. The EPA has not yet assessed costs for that portion of the remediation, and has not entered into any settlement agreement with any party to begin clean-up. While the costs to remediate the offsite conditions remain unknown, certain of the parties with larger exposure have agreed to undertake the clean-up. During the first quarter of fiscal year 2016, these parties agreed in principle to release several types of PRPs from liability for a nominal amount based on their limited involvement in the site. We believe the Company will be included in the settlement group and will be released from the matter for a nominal amount. Therefore, as of September 30, 2015, we had not recorded any additional reserve for this matter.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

To date, no other plaintiffs have joined the suit, and the statute of limitations precludes any new claimants from seeking recovery against the Company, as the Company’s employees stopped working at the project over two years ago. Due to the absence of any exposure beyond the named plaintiffs, and the limited exposure for any time spent bussing into the facility, the Company expects any payments associated with the settlement of this matter would not result in a material impact on the company’s results of operations or financial position. As such, we have not recorded a reserve for this matter as of September 30, 2015.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, constructions defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses up to the deductible amounts, or losses that are not covered under our policies, are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2015, we had $4,518 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of September 30, 2015, we had $464 reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2015, $6,347 of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of September 30, 2015, the estimated cost to complete our bonded projects was approximately $85,860. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our 2012 Credit Facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2015, $571 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2015, we had no such commitments.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

18. BUSINESS COMBINATIONS

Acquisition of Southern Rewinding

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

The Company accounted for the transaction under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations derived from estimated fair value assessments and assumptions used by management are preliminary pending finalization of certain intangible asset valuations. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed. This may result in adjustments to the preliminary amounts recorded. In the fourth quarter of 2016, we finalized our valuation of the deferred taxes associated with this acquisition, resulting in a deferred tax liability of $724 with a corresponding increase to goodwill, bringing total recorded goodwill associated with Southern Rewinding to $2,256. As such, we reduced a portion of our valuation allowance equal to this deferred tax liability, resulting in a reduction to income tax expense of $724. The preliminary valuation of the assets acquired and liabilities assumed as of May 21, 2015 is as follows:

Current assets	$1,225
Property and equipment	911
Intangible assets (primarily customer relationships)	1,700
Non-tax-deductible goodwill	2,256
Current liabilities	(1,431)
Deferred tax liability	(724)

Net assets acquired	$3,937

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

Unaudited Pro Forma Information – 2013 Acquisitions

The supplemental pro forma results of operations for the year ended September 30, 2013, as if the assets of the Acro Group had been acquired and the acquisition of MISCOR had been completed on October 1, 2011, are as follows:

Unaudited Year Ended September 30, 2013
Revenues	$542,027
Net loss from continuing operations	$(3,081)

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly financial information for the years ended September 30, 2015 and 2014, are summarized as follows:

	Fiscal Year Ended September 30, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$136,336	$133,752	$144,082	$159,687
Gross profit	$22,704	$21,708	$25,052	$30,427
Net income from continuing operations	$3,473	$1,854	$3,962	$7,588
Net income (loss) from discontinued operations	$(181)	$(44)	$(5)	$(109)
Net income	$3,292	$1,810	$3,957	$7,479
Income per share from continuing operations:
Basic	$0.16	$0.08	$0.19	$0.36
Diluted	$0.16	$0.08	$0.19	$0.36
Income (loss) per share from discontinued operations:
Basic	$(0.01)	$0.00	$0.00	$(0.01)
Diluted	$(0.01)	$0.00	$0.00	$(0.01)
Earnings per share:
Basic	$0.15	$0.08	$0.19	$0.35
Diluted	$0.15	$0.08	$0.19	$0.35

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

	Fiscal Year Ended September 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$120,079	$120,266	$136,192	$135,858
Gross profit	$18,116	$20,026	$22,666	$22,318
Net income (loss) from continuing operations	$265	$446	$2,795	$2,016
Net loss from discontinued operations	$(141)	$(49)	$(122)	$114
Net loss	$124	$397	$2,673	$2,130
Loss per share from continuing operations:
Basic	$0.01	$0.02	$0.15	$0.09
Diluted	$0.01	$0.02	$0.15	$0.09
Loss per share from discontinued operations:
Basic	$0.00	$0.00	$(0.01)	$0.01
Diluted	$0.00	$0.00	$(0.01)	$0.01
Earnings loss per share:
Basic	$0.01	$0.02	$0.14	$0.10
Diluted	$0.01	$0.02	$0.14	$0.10

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

20. SUBSEQUENT EVENTS (UNAUDITED)

On October 2, 2015, the Company awarded certain officers, including each of its named executive officers, and key employees performance-based phantom stock units pursuant to the terms and conditions of the Integrated Electrical Services, Inc. Amended and Restated 2006 Equity Incentive Plan. Each Phantom Unit represents a contractual right in respect of one share of the Company’s common stock. The Phantom Units will generally become vested, if at all, upon the achievement of certain specified performance objectives and the continued performance of services through mid-December 2018.

On October 30, 2015, a subsidiary of our Infrastructure Solutions segment acquired all of the membership interests of Calumet Armature & Electric, LLC (“Calumet”), an Illinois-based provider of design, manufacturing, assembly, and repair services of electric motors for the industrial and mass transit markets. Calumet will operate as a subsidiary in IES’s Infrastructure Solutions segment. On November 20, 2015, a subsidiary of our Commercial & Industrial segment acquired all of the outstanding shares of stock of Shanahan Mechanical and Electrical, Inc. (“Shanahan”), a Nebraska-based provider of mechanical and electrical contracting services. Shanahan will operate as a subsidiary in IES’s Commercial & Industrial segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management, including the Company’s President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on this evaluation, management concluded that Integrated Electrical Services’ internal control over financial reporting was effective as of September 30, 2015.

Item 9B. Other Information

On December 9, 2015, our Board of Directors authorized an increase in the number of shares the Company may repurchase from time to time under its share repurchase program. The Board authorized repurchase of up to 0.5 million shares in addition to the 1.0 million shares previously authorized for repurchase on February 4, 2015. As of September 30, 2015, the Company had repurchased 482,156 shares under the share repurchase program. Share purchases will be made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program will be determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be included Item 10 of Part III of this Form 10-K is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than December 31, 2015.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of September 30, 2015 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 11, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	133,000	(1)	$5.79	472,054	(2)

(1)	Represents shares issuable upon exercise of outstanding options granted under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan, as amended. This plan was authorized pursuant to the Company’s plan of reorganization and provides for the granting or awarding of stock options, stock and restricted stock to employees (including officers), consultants and directors of the Company. All stock options granted under this plan were granted at fair market value on the date of grant. 207,166 shares of restricted stock are outstanding under this plan as of September 30, 2015.
(2)	Represents shares remaining available for issuance under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan, as amended and restated.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “Financial Statements and Supplementary Data” of this From 10-K.

(b) Exhibits

Exhibit No.	Description

2.1 —	Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

2.2 —	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement)

2.3 —	Asset Purchase Agreement, dated February 8, 2013, by and among IES Renewable Energy, LLC, Residential Renewable Energy Technologies, Inc., Energy Efficiency Solar, Inc., and Lonestar Renewable Technologies Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

3.1 —	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3 —	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 18, 2008)

4.2 —	Tax Benefit Protection Plan Agreement by and between Integrated Electrical Services, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 28, 2013, including the forms of Certificate of Designation and of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

4.3 —	Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

Exhibit No.	Description

4.4 —	First Amendment to Registration Rights Agreement, dated September 11, 2007, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on December 14, 2012)

10.1 —	Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2 —	First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)

10.3 —	Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.4 —	Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates.(Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.5 —	Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

10.6 —	Agreement of Indemnity, dated May 7, 2010, by Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania and any and all of their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010)

10.7 —	Amendment No. 1 to Agreement of Indemnity, dated August 16, 2012, between Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania, and any and all of their affiliates, subsidiaries, successors and assigns (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2012)

10.8 —	Agreement of Indemnity, dated May 7, 2013, by Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and XL Specialty Insurance Company, XL Reinsurance America, Inc. and Greenwich Insurance Company and their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2013)

Exhibit No.	Description

10.9 —	Amended and Restated Credit and Security Agreement, dated September 24, 2014, by and among Integrated Electrical Services, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2014)

10.10 —	Subcontract, dated June 17, 2009, by and between IES Commercial, Inc. and Manhattan Torcon A Joint Venture.(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.11 —	Letter Agreement, dated November 4, 2009, by and between Integrated Electrical Services, Inc., IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2009)

*10.12 —	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.13 —	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.14 —	Form of Phantom Share Award under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.15 —	Form of Stock Option Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

*10.16 —	Amended and Restated Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2010)

*10.17 —	Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)

*10.18 —	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.19 —	Integrated Electrical Services, Inc. Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

*10.20 —	Integrated Electrical Services, Inc. Executive Severance Benefit Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2012)

21.1 —	Subsidiaries of the Registrant(1)

23.1 —	Consent of Ernst & Young LLP(1)

31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President(1)

31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Chief Financial Officer(1)

32.1 —	Section 1350 Certification of Robert W. Lewey, President(1)

32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Chief Financial Officer(1)

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

Exhibit No.	Description

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2015.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ Robert W. Lewey
Robert W. Lewey President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of INTEGRATED ELECTRICAL SERVICES, INC. hereby constitutes and appoints Robert W. Lewey and Gail D. Makode, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any or all amendments to this report, with any and all exhibits thereto, and all other documents required to be filed therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do, if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Lewey	President	December 11, 2015
Robert W. Lewey	(Principal Executive Officer)

/s/ Tracy A. McLauchlin	Senior Vice President, Chief Financial Officer	December 11, 2015
Tracy A. McLauchlin	and Treasurer (Principal Financial Officer) (Principal Accounting Officer)

/s/ Joseph L. Dowling III	Director	December 11, 2015
Joseph L. Dowling III

/s/ David B. Gendell	Director	December 11, 2015
David B. Gendell

/s/ Joe D. Koshkin	Director	December 11, 2015
Joe D. Koshkin

/s/ Donald L. Luke	Director	December 11, 2015
Donald L. Luke