Form 10-Q
period 2015-12-31
Integrated Electrical Services, Inc.
filed 2016-02-08
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

On February 8, 2016, there were 21,462,314 shares of common stock outstanding.

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

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	December 31,	September 30,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,313	$49,360
Accounts receivable:
Trade, net of allowance of $944 and $842, respectively	87,510	92,976
Retainage	16,745	17,453
Inventories	13,370	13,977
Costs and estimated earnings in excess of billings on uncompleted contracts	8,093	12,318
Prepaid expenses and other current assets	6,481	2,956

Total current assets	178,512	189,040

Property and equipment, net	12,695	11,683
Goodwill	19,407	17,249
Intangible assets	7,928	4,723
Other non-current assets	4,536	4,015

Total assets	$223,078	$226,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$4
Accounts payable and accrued expenses	74,482	82,910
Billings in excess of costs and estimated earnings on uncompleted contracts	24,068	25,165

Total current liabilities	98,550	108,079

Long-term debt, net of current maturities	10,241	10,234
Other non-current liabilities	6,930	6,983

Total liabilities	115,721	125,296

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 and 22,049,529 shares issued and 21,461,242 and 21,475,741 outstanding, respectively	220	220
Treasury stock, at cost, 588,287 and 573,788 shares, respectively	(4,523)	(4,401)
Additional paid-in capital	193,894	193,628
Retained deficit	(82,234)	(88,033)

Total stockholders’ equity	107,357	101,414

Total liabilities and stockholders’ equity	$223,078	$226,710

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Three Months Ended December 31,
	2015	2014
Revenues	$150,766	$136,336
Cost of services	123,133	113,632

Gross profit	27,633	22,704
Selling, general and administrative expenses	22,511	18,700
Loss on sale of assets	1	6

Income from operations	5,121	3,998

Interest and other (income) expense:
Interest expense	293	288
Other (income) expense, net	(29)	(28)

Income from continuing operations before income taxes	4,857	3,738
Provision for income taxes	(942)	265

Net income from continuing operations	5,799	3,473

Net loss from discontinued operations	—	(181)

Net income	5,799	3,292

Unrealized gain on interest hedge, net of tax	—	2
Comprehensive income	$5,799	$3,294

Basic earnings (loss) per share:
From continuing operations	$0.27	$0.16
From discontinued operations	—	(0.01)

Basic earnings per share	$0.27	$0.15
Diluted earnings (loss) per share:
From continuing operations	$0.27	$0.16
From discontinued operations	—	(0.01)

Diluted earnings per share	$0.27	$0.15
Shares used in the computation of earnings (loss) per share
Basic	21,269,543	21,734,591
Diluted	21,347,494	21,779,728

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,799	$3,292
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	114	40
Amortization of deferred financing cost	90	75
Depreciation and amortization	816	579
Loss on sale of assets	1	6
Non-cash compensation	215	111
Changes in operating assets and liabilities:
Accounts receivable	7,849	3,241
Inventories	2,149	3,230
Costs and estimated earnings in excess of billings	4,226	(1,170)
Prepaid expenses and other current assets	(2,658)	(3,406)
Other non-current assets	(60)	(50)
Accounts payable and accrued expenses	(11,232)	(3,695)
Billings in excess of costs and estimated earnings	(1,097)	(2,171)
Other non-current liabilities	(1,304)	54

Net cash provided by operating activities	4,908	136

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(352)	(699)
Consideration for acquisitions, net of cash acquired	(7,538)	—

Net cash used in investing activities	(7,890)	(699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	7	—
Purchase of treasury stock	(72)	(102)

Net cash used in financing activities	(65)	(102)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(3,047)	(665)
CASH AND CASH EQUIVALENTS, beginning of period	49,360	47,342

CASH AND CASH EQUIVALENTS, end of period	$46,313	$46,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$201	$194
Cash paid for income taxes	$263	$291

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

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

Integrated Electrical Services, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of markets. Our operations are currently organized into four principal business segments, based upon the nature of our current products and services:

•	Communications – Nationwide provider of technology infrastructure products and services to large corporations and independent businesses.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•	Commercial & Industrial – Provider of electrical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

•	Infrastructure Solutions – Provider of electrical and mechanical solutions to domestic and international customers.

The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.

Seasonality and Quarterly Fluctuations

Results of operations from our Residential construction segment are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter, with an impact from precipitation in the warmer months. The Communications, Commercial & Industrial, and Infrastructure Solutions segments of our business are less subject to seasonal trends, as work in these segments generally is performed inside structures protected from the weather, although weather can still impact these businesses, especially in the early stages of projects. Our service and maintenance business is generally not affected by seasonality. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. In particular, a prolonged period of low oil prices and subsequent slowdown in the economy could have a negative impact on demand for housing in regions such as Texas, which is a key market for us. Quarterly results may also be materially affected by the timing of new construction projects. Results for our Infrastructure Solutions segment may be affected by the timing of outages at our customers’ facilities and by a highly cyclical rail industry. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of IES and its wholly-owned subsidiaries, and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in the context of the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in analyzing goodwill, investments, intangible assets and long-lived asset impairments and adjustments, allowance for doubtful accounts receivable, stock-based compensation, reserves for legal matters, assumptions regarding estimated costs to exit certain segments, realizability of deferred tax assets, unrecognized tax benefits and self-insured claims liabilities and related reserves.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation Of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as other assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. In August 2015, the FASB issued an update (ASU 2015-15) to address revolving lines of credit which may not have outstanding balances. This update allows an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standard is effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The update is effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as noncurrent amounts. The new guidance supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for our fiscal year beginning October 1, 2017. The company has adopted this presentation for the period ended December 31, 2015, and prior periods have not been retrospectively adjusted. At December 31, 2015, the implementation of this guidance resulted in a decrease to prepaid expenses and other current assets and corresponding increase to other non-current assets of $55.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts

2. CONTROLLING SHAREHOLDER

Tontine Capital Partners, L.P. together with its affiliates (collectively “Tontine”) was the Company’s controlling shareholder, and owned approximately 62.3% of the Company’s outstanding common stock at December 31, 2015, according to a Schedule 13D/A filed with the SEC by Tontine on December 24, 2015. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, in 2013 Tontine delivered a request to the Company pursuant to a Registration Rights Agreement for registration of all of the shares of IES common stock held by Tontine at that time (the “Registered Shares”), and on February 21, 2013, the Company filed a shelf registration statement to register the Registered Shares. The shelf registration statement was declared effective by the SEC on June 18, 2013. As long as the shelf registration statement remains effective, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings, as described in the shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement.

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership of IES could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses (“NOLs”) for federal and state income tax purposes. On January 28, 2013, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”) that is designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of ownership within the meaning of Internal Revenue Code Section 382. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of ownership or protecting the NOLs. Furthermore, a change in ownership would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our severance arrangements.

A member of the Company’s Board of Directors since February, 2012, David B. Gendell has served as the Company’s non-executive Chairman of the Board since January, 2015. Mr. Gendell, who is the brother of Jeffrey Gendell, the founder and managing member of Tontine, is also an employee of Tontine.

3. DEBT

At December 31, 2015 and September 30, 2015, our long-term debt of $10,241 and $10,234, respectively, relates to amounts drawn on our revolving credit facility, which matures on August 9, 2018. Our interest rate on these borrowings was 2.63% at December 31, 2015 and 2.38% at September 30, 2015. At December 31, 2015, we also had $6,918 in outstanding letters of credit, and total availability of $19,063 under this facility without violating our financial covenant. There have been no changes to the financial covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2015, and the Company was in compliance with all covenants at December 31, 2015. At December 31, 2015, the carrying value of amounts outstanding on our revolving loan approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a level 2 measurement.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts

4. PER SHARE INFORMATION

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
Numerator:
Net earnings from continuing operations attributable to common shareholders	$5,745	$3,471
Net earnings from continuing operations attributable to restricted shareholders	54	2

Net earnings from continuing operations	5,799	3,473

Net loss from discontinued operations attributable to common shareholders	—	(181)

Net loss from discontinued operations	—	(181)

Net earnings attributable to common shareholders	5,745	3,290
Net earnings attributable to restricted shareholders	54	2

Net earnings	$5,799	$3,292

Denominator:
Weighted average common shares outstanding — basic	21,269,543	21,734,591
Effect of dilutive stock options and non-vested restricted stock	77,951	45,137

Weighted average common and common equivalent shares outstanding — diluted	21,347,494	21,779,728

Basic earnings (loss) per share:
From continuing operations	$0.27	$0.16
From discontinued operations	—	(0.01)

Basic earnings per share	$0.27	$0.15
Diluted earnings (loss) per share:
From continuing operations	$0.27	$0.16
From discontinued operations	—	(0.01)

Diluted earnings per share	$0.27	$0.15

For the three months ended December 31, 2015 and 2014, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts

Segment information for the three months ended December 31, 2015 and 2014 is as follows:

	Three Months Ended December 31, 2015
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$40,759	$52,127	$45,265	$12,615	$—	$150,766
Cost of services	32,602	40,455	40,407	9,669	—	123,133

Gross profit	8,157	11,672	4,858	2,946	—	27,633
Selling, general and administrative	4,713	8,714	3,638	2,700	2,746	22,511
Loss on sale of assets	—	—	—	1	—	1

Income (loss) from operations	$3,444	$2,958	$1,220	$245	$(2,746)	$5,121

Other data:
Depreciation and amortization expense	$122	$121	$183	$322	$68	$816
Capital expenditures	$85	$42	$148	$77	$—	$352
Total assets	$38,896	$37,326	$45,630	$34,747	$66,479	$223,078

	Three Months Ended December 31, 2014
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$31,808	$48,593	$43,767	$12,168	$—	$136,336
Cost of services	26,510	39,405	38,483	9,234	—	113,632

Gross profit	5,298	9,188	5,284	2,934	—	22,704
Selling, general and administrative	3,679	7,301	3,587	2,019	2,114	18,700
Loss (gain) on sale of assets	7	—	(1)	—	—	6

Income (loss) from operations	$1,612	$1,887	$1,698	$915	$(2,114)	$3,998

Other data:
Depreciation and amortization expense	$118	$123	$66	$201	$71	$579
Capital expenditures	$192	$69	$8	$291	$139	$699
Total assets	$25,053	$40,317	$43,895	$27,606	$61,670	$198,541

6. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The 2006 Equity Incentive Plan became effective on May 12, 2006 (as amended, the “2006 Equity Incentive Plan”). The 2006 Equity Incentive Plan provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 2.0 million shares of common stock were authorized for issuance under the 2006 Equity Incentive Plan, of which approximately 75,745 shares are available for issuance at December 31, 2015. The 2006 Equity Incentive Plan is due to expire in May 2016 unless prior to that time it is reauthorized pursuant to its terms and in accordance with applicable law, including shareholder and Board authorization as applicable. On December 9, 2015, the Company’s Board of Directors approved the Amended and Restated 2006 Equity Incentive Plan (the “Amended Plan”) which authorizes the issuance of an additional 1,000,000 shares under the plan. The Amended Plan will become immediately effective if approved by shareholders at the Company’s 2016 Annual Shareholders’ Meeting to be held on February 9, 2016. The terms of the Amended Plan are described further in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which was filed with the SEC on December 28, 2015.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts

Stock Repurchase Program

On February 4, 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.0 million shares of the Company’s common stock, and on December 9, 2015, our Board of Directors authorized the repurchase of up to an additional 500,000 shares under the program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. During the year ended September 30, 2015, pursuant the program, the Company repurchased 482,156 shares of common stock at an average price of $7.22 per share for a total aggregate purchase price of $3.5 million. We repurchased 7,692 shares of our common stock during the three months ended December 31, 2015, in open market transactions at an average price of $7.23 per share.

Treasury Stock

During the three months ended December 31, 2015, we repurchased 2,140 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan and 7,500 shares of common stock were forfeited by former employees and returned to treasury stock. We issued 2,833 unrestricted shares out of treasury stock to members of our Board of Directors as part of their overall compensation.

Restricted Stock

During the three months ended December 31, 2015 and 2014, we recognized $132 and $13, respectively, in compensation expense related to our restricted stock awards. At December 31, 2015, the unamortized compensation cost related to outstanding unvested restricted stock was $1,153.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the non-employee members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each non-employee director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the three months ended December 31, 2015 and 2014, we recognized $34 and $36 in compensation expense related to these grants.

Performance Based Phantom Stock Units

Performance based phantom stock units (“PPSUs”) are a contractual right in respect of one share of the Company’s common stock. The PPSUs will generally become vested, if at all, upon the achievement of certain specified performance objectives and continued performance of services through mid-December 2018. During the three months ended December 31, 2015, the company granted an aggregate of 400,000 three-year performance-based PPSUs. The vesting of these awards is subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels. For the three months ended December 31, 2015, we recognized $22 in compensation expense related to these grants.

Stock Options

During the three months ended December 31, 2015 and 2014, we recognized compensation expense of $16 and $62, respectively, related to our stock option awards. At December 31, 2015, the unamortized compensation cost related to outstanding unvested stock options was $67.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts

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

Investment in EnerTech

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Carrying value	$919	$919
Unrealized gains	67	66

Fair value	$986	$985

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. There was no impairment for the three months ended December 31, 2015 or 2014.

EnerTech’s general partner, with the consent of the fund’s investors, has extended the fund through December 31, 2016. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2017 with the consent of the fund’s valuation committee.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plans. During the three months ended December 31, 2015 and 2014, we recognized $79 and $78, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $871 recorded as of December 31, 2015 and September 30, 2015, respectively, related to such plans.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts

At December 31, 2015, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan).

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	December 31, 2015
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$635	$635	$—
Executive savings plan liabilities	(521)	(521)	—

Total	$114	$114	$—

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	September 30, 2015
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$617	$617	$—
Executive savings plan liabilities	(504)	(504)	—

Total	$113	$113	$—

10. INVENTORY

Inventories consist of the following components:

	December 31, 2015	September 30, 2015
Raw materials	$1,890	$1,641
Work in process	3,235	2,641
Finished goods	1,745	1,199
Parts and supplies	6,500	8,496

Total inventories	$13,370	$13,977

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts

11. INTANGIBLE ASSETS

Intangible assets consist of the following:

		December 31, 2015
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	8 - Indefinite	$1,742	$17	$1,725
Technical library	20	400	46	354
Customer relationships	8 - 15	6,286	917	5,369
Covenants not to compete	3	140	132	8
Developed technology	4	400	284	116
Backlog	1	218	18	200
Construction contracts	1	227	71	156

Total		$9,413	$1,485	$7,928

		September 30, 2015
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	8 - Indefinite	$1,400	$9	$1,391
Technical library	20	400	41	359
Customer relationships	8 - 12	3,600	788	2,812
Covenants not to compete	3	140	121	19
Developed technology	4	400	258	142

Total		$5,940	$1,217	$4,723

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

The following is a discussion of our significant legal matters:

Ward Transformer Site

Private Action

In April 2009, Carolina Power and Light Company and Consolidation Coal Company filed suit in the U.S. District Court for the Eastern District of North Carolina (Western Division) against a number of entities, including one of our subsidiaries, to recover costs to remove Polychlorinated Byphenyls (“PCB”) contamination at Ward Transformer, an electric transformer resale and reconditioning facility located in Raleigh, North Carolina (the “Private Action”). Plaintiffs had been ordered under a settlement agreement with the U.S. Environmental Protection Agency (the “EPA”) to clean up the onsite contamination, including the groundwater underneath the facility, and were seeking to recover costs associated with the clean-up from other potentially responsible parties (“PRPs”). During the first quarter of fiscal year 2016, the parties to this matter reached an agreement in principle to settle the Company’s exposure, and following the first quarter, the parties settled this matter. The agreed upon settlement was fully reserved in our financial statements at December 31, 2015.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts

EPA Action

Contamination outside of and downstream from the Ward Transformer site is not subject to the Private Action. The EPA has not yet assessed costs for that portion of the remediation, and has not entered into any settlement agreement with any party to begin clean-up. While the costs to remediate the offsite conditions remain unknown, certain of the parties with larger exposure have agreed to undertake the clean-up. During the first quarter of fiscal year 2016, these parties agreed in principle to release several types of PRPs from liability for a nominal amount based on their limited involvement in the site. We believe the Company will be included in the settlement group and will be released from the matter for a nominal amount. Therefore, as of December 31, 2015, we had not recorded any additional reserve for this matter.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses up to the deductible amounts, or losses that are not covered under our policies, are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2015 and September 30, 2015, we had $4,272 and $4,518, respectively, accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of December 31, 2015 and September 30, 2015, we had $441 and $464, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At both December 31, 2015 and September 30, 2015, $6,347 of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of December 31, 2015, the estimated cost to complete our bonded projects was approximately $78,366. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At December 31, 2015, $571 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2015, we had no such commitments.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts

13. BUSINESS COMBINATIONS

The Company completed two acquisitions in the quarter ended December 31, 2015 for aggregate consideration of $8,425. These acquisitions included:

•	Calumet Armature & Electric, LLC (“Calumet”), an Illinois-based provider of design, manufacturing, assembly, and repair services of electric motors for the industrial and mass transit markets. Calumet is included in our Infrastructure Solutions segment.

•	Shanahan Mechanical and Electrical, Inc. (“Shanahan”), a Nebraska-based provider of mechanical and electrical contracting services. Shanahan operates as a subsidiary in IES’s Commercial & Industrial segment.

The total aggregate consideration includes cash consideration of $8,013 and contingent consideration with a fair value estimated at $412. Of the cash consideration, $7,338 was paid at closing, with the remaining $675 to be paid within 90 days subsequent to the transaction dates, in accordance with working capital settlement provisions pursuant to the agreements with the sellers. The contingent consideration arrangement relates to the purchase of Calumet, and provides that a maximum of $2,250 may be earned over the three year period ended December 31, 2018.

The Company accounted for the transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations derived from estimated fair value assessments and assumptions used by management are preliminary pending finalization of the valuations of deferred taxes, fixed assets, and certain intangible assets. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed. This may result in adjustments to the preliminary amounts recorded. The preliminary valuation of the assets acquired and liabilities assumed as of the dates of the acquisitions is as follows:

Current assets	$4,749
Property and equipment	1,260
Intangible assets (primarily customer relationships)	3,473
Non-tax-deductible goodwill	2,158
Current liabilities	(1,913)
Deferred tax liability	(1,302)

Net assets acquired	$8,425

With regard to the $1,302 deferred tax liability recorded in connection with the acquisitions, we reduced a portion of our valuation allowance equal to this deferred tax liability, resulting in a reduction to income tax expense of $1,302.

Pro forma revenues and results of operations for the acquisitions have not been presented because the effects were not material to the consolidated financial statements.

Southern Rewinding

On May 21, 2015, our wholly-owned subsidiary Magnetech Industrial Services, Inc. (“Magnetech”) acquired all of the common stock and certain related real estate of Southern Industrial Sales and Services, Inc. (“Southern Rewinding”), a Columbus, Georgia-based motor repair and related field services company, for total consideration of $3,937. Of that amount, $3,137 was paid at closing, with additional consideration of $800 scheduled to be paid through the period ending November, 2016. Of that additional amount, $200 was paid during the three months ended December 31, 2015. Payment of the remaining $600 is subject to Magnetech’s right to hold back certain amounts in respect of seller obligations. After closing, we provided the newly-acquired entity with $1,065 of working capital. Southern Rewinding is included in our Infrastructure Solutions segment.

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

(All Amounts in Thousands Except Share Amounts

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8,“Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each as set forth in our Annual Report on Form 10-K for the year ended September 30, 2015 and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Item 1, “Business” of our Annual Report on Form 10-K for the year ended September 30, 2015, for a discussion of the Company’s services and corporate strategy. Integrated Electrical Services, Inc., a Delaware corporation, is a holding company that owns and manages diverse operating subsidiaries, comprised of providers of industrial products and infrastructure services to a variety of end markets. Our operations are currently organized into four principal business segments: Communications, Residential, Commercial & Industrial, and Infrastructure Solutions.

Business Combinations

During the first quarter of fiscal year 2015, in furtherance of our strategy of acquiring or investing in complementary or stand-alone platform businesses, we acquired two businesses to be operated within our existing Infrastructure Solutions and Commercial & Industrial business segments, respectively. On October 30, 2015, a subsidiary of our Infrastructure Solutions segment acquired Calumet Armature & Electric, LLC (“Calumet”), an Illinois-based provider of design, manufacturing, assembly, and repair services of electric motors for the industrial and mass transit markets. We expect the acquisition of Calumet to both support expansion into new end customers through the added capability of new armature manufacturing and enhance our presence in the Great Lakes region.

On November 20, 2015, a subsidiary of our Commercial & Industrial segment acquired Shanahan Mechanical and Electrical, Inc. (“Shanahan”), a Nebraska-based provider of mechanical and electrical contracting services. We believe the Shanahan acquisition will not only enhance the Company’s current mechanical contracting expertise, but also accelerate our entry into the Lincoln market, an area that our Holdrege, Nebraska location has targeted for expansion.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions. Expenses associated with our corporate office are classified as a fifth segment. The following table presents selected historical results of operations of IES.

	Three Months Ended December 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$150,766	100.0%	$136,336	100.0%
Cost of services	123,133	81.7%	113,632	83.3%

Gross profit	27,633	18.3%	22,704	16.7%
Selling, general and administrative expenses	22,511	14.9%	18,700	13.7%
Loss on sale of assets	1	0.0%	6	0.0%

Net income from operations	5,121	3.4%	3,998	3.0%

Interest and other (income) expense, net	264	0.2%	260	0.2%

Income from operations before income taxes	4,857	3.2%	3,738	2.8%
Provision for income taxes	(942)	(0.6)%	265	0.2%

Net income from continuing operations	5,799	3.8%	3,473	2.6%

Net loss from discontinued operations	—	0.0%	(181)	(0.1)%
Net income	$5,799	3.8%	$3,292	2.5%

Consolidated revenues for the three months ended December 31, 2015 were $14.4 million higher than for the three months ended December 31, 2014, an increase of 10.6%, with increases at each of our operating segments. Our Shanahan, Calumet, and Southern Rewinding businesses, which were acquired subsequent to the three months ended December 31, 2014, provided revenue of $4.4 million for the three months ended December 31, 2015.

Our overall gross profit percentage increased to 18.3% during the three months ended December 31, 2015 as compared to 16.7% during the three months ended December 31, 2014. Gross profit as a percentage of revenue increased at our Communications and Residential segments, partly offset by decreases at our Commercial & Industrial and Infrastructure Solutions segments.

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

During the three months ended December 31, 2015, our selling, general and administrative expenses were $22.5 million, or 14.9% of revenue, an increase of $3.8 million, or 20.4%, over the three months ended December 31, 2014. This increase was primarily attributable to increased activity levels across our business, as increased volume levels required additional personnel to support our growth, and higher profitability led to an increase in variable incentive compensation expense for segment and branch management. Additionally, we incurred certain costs related to our acquisitions of Shanahan and Calumet. Selling, general and administrative expense incurred at Shanahan, Calumet, and Southern Rewinding, which were not included in our results for the three months ended December 31, 2014, was $0.8 million for the quarter ended December 31, 2015. See Note 13 – Business Combinations for further information.

Communications

	Three Months Ended December 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$40,759	100.0%	$31,808	100.0%
Gross Profit	8,157	20.0%	5,298	16.7%
Selling, general and administrative expenses	4,713	11.6%	3,679	11.6%

Revenue. Our Communications segment revenues increased by $9.0 million during the three months ended December 31, 2015, a 28.1% increase compared to the three months ended December 31, 2014. The increase is the result of both the expansion of our customer base and additional work with existing customers. Revenues from data center work increased by $8.8 million for the three months ended December 31, 2015, as compared with the same period in 2014. Additionally, we continue to expand our business in areas such as wireless access, audio visual, and structured cabling.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2015 increased $2.9 million, or 54.0%, as compared to the three months ended December 31, 2014. Gross profit as a percentage of revenue increased 3.3% to 20.0% for the three months ended December 31, 2015, as a higher volume of activity contributed to our ability to improve operating efficiency. Additionally, our overall mix of projects for the three months ended December 31, 2015 included an increase in labor as a percentage of total project costs as compared with the period ended December 31, 2014. Margins on labor are generally higher than those on materials, contributing to an overall increase in gross margin as a percentage of revenue.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $1.0 million, or 28.1%, during the three months ended December 31, 2015 compared to the three months ended December 31, 2014 as a result of higher personnel cost, including increased incentive compensation associated with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment remained flat at 11.6% of segment revenue during both the three months ended December 31, 2015 and the three months ended December 31, 2014.

Residential

	Three Months Ended December 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$52,127	100.0%	$48,593	100.0%
Gross Profit	11,672	22.4%	9,188	18.9%
Selling, general and administrative expenses	8,714	16.7%	7,301	15.0%

Revenue. Our Residential segment revenues increased by $3.5 million during the three months ended December 31, 2015, an increase of 7.3% as compared to the three months ended December 31, 2014. Single-family construction revenues increased by $5.5 million, primarily driven by our Texas operations, where the economy has experienced continued growth and population expansion. We continue to monitor how growth and population expansion in this region may be affected by changes to the oil and gas sector due to declining oil prices; we believe that sustained low levels of oil prices may result in a tapering of regional growth and a reduction in growth in this segment of our business. Revenue from solar installations increased by $1.2 million, and cable and service revenues increased by $0.7 million for three months ended December 31, 2015 as compared with the same period in 2014, primarily as a result of an expansion of our service area. However, these increases were partly offset by a decrease in multi-family revenues, which declined by $3.6 million year over year.

Gross Profit. During the three months ended December 31, 2015, our Residential segment experienced a $2.5 million, or 27.0%, increase in gross profit as compared to the three months ended December 31, 2014. The increase in gross profit was driven primarily by single-family projects. As demand has increased within the single-family business, profitability has increased, as a higher volume of activity contributed to our ability to improve operating efficiency. In addition, although our multi-family business experienced a decrease in revenues, there was no corresponding decrease in gross margins, due to an increase in project efficiency and low copper prices for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.4 million, or 19.3%, increase in selling, general and administrative expenses during the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily as a result of higher variable compensation and incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased to 16.7% of segment revenue during the three months ended December 31, 2015 compared to 15.0% in the three months ended December 31, 2014.

Commercial & Industrial

	Three Months Ended December 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$45,265	100.0%	$43,767	100.0%
Gross Profit	4,858	10.7%	5,285	12.1%
Selling, general and administrative expenses	3,638	8.0%	3,587	8.2%

Revenue. Revenues in our Commercial & Industrial segment increased $1.5 million during the three months ended December 31, 2015, an increase of 3.4% compared to the three months ended December 31, 2014. The increase in revenue was driven by an increase in construction of manufacturing facilities in the Southeast region for three months ended December 31, 2015 as compared with the three months ended December 31, 2014. This increase in demand in the Southeast was offset by decreased demand in the Midwest and Northwest for the quarter ended December 31, 2015. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2015 decreased by $0.4 million, or 8.1%, as compared to the three months ended December 31, 2014, as we experienced project delays in certain locations.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2015 increased by $0.1 million, or 1.4%, compared to the three months ended December 31, 2014, but decreased as a percentage of revenue.

Infrastructure Solutions

	Three Months Ended December 31,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$12,615	100.0%	$12,168	100.0%
Gross Profit	2,946	23.4%	2,934	24.1%
Selling, general and administrative expenses	2,700	21.4%	2,019	16.6%

Revenue. Revenues in our Infrastructure Solutions segment increased by $0.4 million during the three months ended December 31, 2015, an increase of 3.7% compared to the three months ended December 31, 2014. The increase in revenue was driven primarily by $3.1 million of revenue contributed by Southern Rewinding and Calumet, which were acquired in May 2015 and October 2015, respectively. This increase was partly offset by a decrease in demand for engine component services by certain of our large rail customers.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended December 31, 2015 remained relatively flat as compared to the three months ended December 31, 2014. Although revenues were up, overall margins were affected by the decrease in activity for our engine components business, which generally has higher margins than our motor repair business.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended December 31, 2015 increased by $0.7 million compared to the three months ended December 31, 2014. The increase was primarily the result of general and administrative costs at Southern Rewinding and Calumet, which were $0.6 million for the three months ended December 31, 2015.

Interest and Other Expense, net

	Three Months Ended December 31,
	2015	2014
	(In thousands)
Interest expense	$203	$213
Deferred financing charges	90	75

Total interest expense	293	288
Other (income) expense, net	(29)	(28)

Total interest and other expense, net	$264	$260

Interest Expense for the three months ended December 31, 2015 and 2014

During the three months ended December 31, 2015, we incurred interest expense of $0.3 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.9 million under the 2012 Credit Facility (as defined under “Liquidity and Capital Resources” below) and an average unused line of credit balance of $42.9 million. This compares to interest expense of $0.3 million for the three months ended December 31, 2014, primarily comprised of interest expense from our revolving credit facility and average letter of credit and unused line of credit balances under the 2012 Credit Facility of $6.9 million and $42.9 million, respectively.

PROVISION FOR INCOME TAXES

We reported a benefit from income taxes of $0.9 million for three months ended December 31, 2015 compared to expense of $0.3 million for the three months ended December 31, 2014. Results for the three months ended December 31, 2015 included a benefit related to the release of $1.3 million of valuation allowance in connection with the acquisition of deferred tax liabilities related to Shanahan and Calumet.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements included in this report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, impairments of long-lived assets, and contingencies and litigation.

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

After a prolonged period of operating losses spanning many years, the Company reported income for the years ended September 30, 2014 and 2015, and for the three months ended December 31, 2015.

Over the ten-year period from 2004 through 2013, the Company reported net losses each year, finally returning to profitability in the year ended September 30, 2014. Although we have recently returned to profitability, GAAP guidelines place considerably more weight on historical results and less weight on future projections, and as such, the cumulative pretax losses provide sufficient negative evidence to support the appropriateness of a full valuation allowance. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on a quarterly basis. To the extent that profitability continues, our conclusion regarding the amount of valuation allowances required could change, resulting in the reversal of a portion of our valuation allowances. Such a reversal, if one were to occur, would result in a benefit to earnings. At September 30, 2015, federal and state deferred tax asset valuation allowances were $106,560 and $4,681, respectively.

We evaluate goodwill for potential impairment at least annually at year end; however, if impairment indicators exist, we will evaluate as needed. For our Infrastructure Solutions reporting unit, the estimated fair value as of September 30, 2015 was not significantly in excess of the carrying value. For the quarter ended December 31, 2015, the Infrastructure Solutions reporting unit’s financial performance was consistent with the forecast used in the September 30, 2015 goodwill assessment. However, if Infrastructure Solutions is unable to continue to achieve the projected financial performance, either in the near term or long term, impairment is likely to result. Total recorded goodwill for the Infrastructure Solutions reporting unit as of December 31, 2015 is $10.0 million.

WORKING CAPITAL

During the three months ended December 31, 2015, working capital decreased by $1.0 million from September 30, 2015, reflecting a $10.5 million decrease in current assets and a $9.5 million decrease in current liabilities during the period.

During the three months ended December 31, 2015, our current assets decreased to $178.5 million, as compared to $189.0 million as of September 30, 2015. The current trade accounts receivables, net, decreased by $5.5 million at December 31, 2015, as compared to September 30, 2015, driven by an increase in collections. Accounts receivable balances are affected by the seasonality of our business, and have decreased from September 30, 2015 in connection with lower revenues reported for the quarter ended December 31, 2015 compared with the quarter ended September 30, 2015. Days sales outstanding (“DSOs”) decreased to 54 at December 31, 2015 from 56 at September 30, 2015. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value.

During the three months ended December 31, 2015, our total current liabilities decreased by $9.5 million to $98.6 million, compared to $108.1 million as of September 30, 2015. The decrease was primarily the result of accounts payable and accrued expenses driven by the timing of payments, which decreased by $8.4 million during the three months ended December 31, 2015 compared to September 30, 2015, in connection with decreased levels of activity.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2015, the estimated cost to complete our bonded projects was approximately $78.4 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had cash and cash equivalents of $46.3 million, working capital of $80.0 million, and $6.9 million of letters of credit outstanding under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows, and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed.

We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

The 2012 Revolving Credit Facility

We maintain a $60 million revolving credit facility with Wells Fargo Bank, N.A. that matures in August 2018. We entered into the credit facility in August 2012 and most recently amended it in September 2014 (as amended, the “2012 Credit Facility”). The 2012 Credit Facility contains customary affirmative, negative and financial covenants. At December 31, 2015, we were subject to the financial covenant under the 2012 Credit Facility requiring, at any time that our Liquidity (the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability, as defined in the amended and restated credit agreement dated September 24, 2014, under the 2012 Credit Facility (the “Amended Credit Agreement”)) is less than $20 million or our Excess Availability is less than $5 million, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. At December 31, 2015, our Liquidity was $44.8 million and our Excess Availability was $19.1 million, and as such, we were not required to maintain a Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at December 31, 2015, our Fixed Charge Coverage Ratio was 4.4:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at December 31, 2015, provides us with the ability to use cash on hand or to draw on our 2012 Credit Facility such that we can fall below the Excess Availability and Liquidity minimum thresholds described above without violating our financial covenant.

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

At December 31, 2015, we had $19.1 million under the 2012 Credit Facility that was available to us without triggering or violating our financial covenant, $6.9 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $10.2 million. Our interest rate on borrowings under the 2012 Credit Facility revolver was 2.63% at December 31, 2015.

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

Operating activities provided net cash of $4.9 million during the three months ended December 31, 2015, as compared to $0.1 million of net cash provided in the three months ended December 31, 2014. The increase in operating cash flow was primarily the result of increased earnings and a decrease in working capital for the three months ended December 31, 2015, compared with the same period in 2014. Working capital reductions include a $4.4 million increase in cash collected from accounts receivable and a $5.0 million increase in costs and estimated earnings in excess of billings. This increase was partly offset by $8.0 million used pay down accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $7.9 million for the three months ended December 31, 2015, compared with $0.7 million for the three months ended December 31, 2014. We used $7.5 million for business acquisitions, including the acquisitions of Calumet and Shanahan in the three months ended December 31, 2015, and also including $0.2 million paid during the quarter related to the May 2015 acquisition of Southern Rewinding. Purchases of fixed assets used $0.4 million in the three months ended December 31, 2015, compared with $0.7 million in the three months ended December 31, 2014.

Financing Activities

Financing activities used net cash of $0.1 million in the three months ended December 31, 2015, and 2014, both related to stock repurchases.

Stock Repurchase Program

On February 4, 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.0 million shares of the Company’s common stock, and on December 9, 2015, our Board of Directors authorized the repurchase of up to an additional 500,000 shares under the program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. During the year ended September 30, 2015, pursuant the program, the Company repurchased 482,156 shares of common stock at an average of $7.22 per share for a total aggregate purchase price of $3.5 million. We repurchased 7,692 shares of common stock during the three months ended December 31, 2015, in open market transactions at an average price of $7.23 per share.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

During the quarter ended December 31, 2016, our Infrastructure Solutions segment entered into an extension of a lease for an office building, operating facility, and warehouse space. The revised lease has a term of ten years and aggregate rent payments of approximately $5.3 million.

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

All of the long-term debt outstanding under our 2012 Credit Facility is structured on floating interest rate terms. During the quarter ended March 31, 2015, our interest rate hedging arrangement expired under its terms, and we have not entered into any new hedging arrangements. A one percentage point increase in the interest rates on our long-term debt outstanding under our 2012 Credit Facility as of December 31, 2015 would cause a $0.1 million pre-tax annual increase in interest expense.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies — Legal Matters” in the Notes to our Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2015:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
October 1, 2015—October 31, 2015	2,988	$7.39	1,531	516,313
November 1, 2015—November 30, 2015	6,161	$7.23	6,161	510,152
December 1, 2015—December 31, 2015	683	$7.60	—	1,010,152
Total	9,832	$7.30	7,692	1,010,152

(1)	The total number of shares purchased includes (i) shares purchased pursuant to the plan described in footnote (2) below, and (ii) shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	In February, 2015 our Board of Directors authorized a stock repurchase program for the purchase up to 1 million shares of the Company’s common stock. In 2015, our Board of Directors authorized the repurchase of up to an additional 500,000 shares under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On October 2, 2015, the Company awarded certain officers, including each of its named executive officers, and key employees 400,000 performance-based phantom stock units (“Phantom Units”) pursuant to the terms and conditions of the Integrated Electrical Services, Inc. Amended and Restated 2006 Equity Incentive Plan. The Company awarded the following Phantom Units to its named executive officers: 140,000 Phantom Units to Robert W. Lewey, the Company’s President, 70,000 Phantom Units to Tracy A. McLauchlin, the Company’s Senior Vice President, Chief Financial Officer and Treasurer, and 60,000 Phantom Units to Gail D. Makode, the Company’s Senior Vice President, General Counsel and Secretary. Each Phantom Unit represents a contractual right in respect of one share of the Company’s common stock. The Phantom Units will generally become vested, if at all, upon the achievement of certain specified performance objectives and the continued performance of services through mid-December 2018. The awards are described further in the Company’s Current Report on Form 8-K filed on October 2, 2015, and in the Form of Performance-Base Phantom Stock Unit Award Agreement (the “Award Agreement”) filed herewith as Exhibit 10.1, and any description of the awards remains subject in its entirety to the terms of the Award Agreement.

Item 6. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See	Index to Financial Statements under Item 8, “Financial Statements and Supplementary Data” of this Form 10-Q.

(b)	Exhibits

Exhibit No.	Description

3.1 —	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3 —	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

(1)10.1 —	Form of Performance-Base Phantom Stock Unit Award Agreement under the 2006 Equity Incentive Plan

(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President

(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)32.1 —	Section 1350 Certification of Robert W. Lewey, President

(1)32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2016.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer

[THIS PAGE INTENTIONALLY LEFT BLANK]