Form 10-Q
period 2016-03-31
Integrated Electrical Services, Inc.
filed 2016-05-09
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

On May 9, 2016, there were 21,489,862 shares of common stock outstanding.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015	6

Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended March 31, 2016 and 2015	7

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2016 and 2015	9

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	39

Signatures	41
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	March 31, 2016	September 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,269	$49,360
Accounts receivable:
Trade, net of allowance of $858 and $842, respectively	89,965	92,976
Retainage	18,173	17,453
Inventories	12,661	13,977
Costs and estimated earnings in excess of billings on uncompleted contracts	6,731	12,318
Prepaid expenses and other current assets	5,174	2,956
Assets held for sale	2,200	—

Total current assets	193,173	189,040

Property and equipment, net	11,556	11,683
Goodwill	18,743	17,249
Intangible assets	7,859	4,723
Other non-current assets	4,448	4,015

Total assets	$235,779	$226,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$4
Accounts payable and accrued expenses	82,500	82,910
Billings in excess of costs and estimated earnings on uncompleted contracts	26,334	25,165

Total current liabilities	108,834	108,079

Long-term debt, net of current maturities	10,224	10,234
Other non-current liabilities	6,895	6,983

Total liabilities	125,953	125,296

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 and 22,049,529 shares issued and 21,477,314 and 21,475,741 outstanding, respectively	220	220
Treasury stock, at cost, 572,215 and 573,788 shares, respectively	(4,399)	(4,401)
Additional paid-in capital	194,045	193,628
Retained deficit	(80,040)	(88,033)

Total stockholders’ equity	109,826	101,414

Total liabilities and stockholders’ equity	$235,779	$226,710

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Three Months Ended March 31,
	2016	2015
Revenues	$159,981	$133,752
Cost of services	132,169	112,044

Gross profit	27,812	21,708
Selling, general and administrative expenses	24,267	19,409
Contingent consideration expense	266	—
Loss on sale of assets	775	1

Income from operations	2,504	2,298

Interest and other (income) expense:
Interest expense	303	311
Other (income) expense, net	(3)	(171)

Income from continuing operations before income taxes	2,204	2,158
Provision for income taxes	10	304

Net income from continuing operations	2,194	1,854

Net loss from discontinued operations	—	(44)

Net income	2,194	1,810

Comprehensive income	$2,194	$1,810

Earnings per share:
Basic earnings per share	$0.10	$0.08
Diluted earnings per share	$0.10	$0.08
Shares used in the computation of earnings (loss) per share
Basic	21,273,814	21,571,034
Diluted	21,436,012	21,618,327

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Six Months Ended March 31,
	2016	2015
Revenues	$310,747	$270,088
Cost of services	255,302	225,676

Gross profit	55,445	44,412
Selling, general and administrative expenses	46,778	38,107
Contingent consideration expense	266	—
Loss on sale of assets	776	7

Income from operations	7,625	6,298

Interest and other (income) expense:
Interest expense	596	599
Other income, net	(32)	(199)

Income from continuing operations before income taxes	7,061	5,898
(Benefit) provision for income taxes	(932)	569

Net income from continuing operations	7,993	$5,329

Net loss from discontinued operations	—	(226)

Net income	7,993	$5,103

Comprehensive income	$7,993	$5,103

Basic earnings (loss) per share:
From continuing operations	$0.37	$0.25
From discontinued operations	—	$(0.01)

Basic earnings per share	$0.37	$0.24
Diluted earnings (loss) per share:
From continuing operations	$0.37	$0.25
From discontinued operations	—	$(0.01)

Diluted earnings per share	$0.37	$0.24
Shares used in the computation of earnings (loss) per share
Basic	21,271,655	21,653,711
Diluted	21,389,258	21,697,568

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,993	$5,103
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	105	(14)
Amortization of deferred financing cost	183	151
Depreciation and amortization	1,848	1,169
Loss on sale of assets	776	12
Non-cash compensation	429	17
Changes in operating assets and liabilities:
Accounts receivable	5,361	1,507
Inventories	1,703	2,679
Costs and estimated earnings in excess of billings	5,587	(1,524)
Prepaid expenses and other current assets	(2,257)	(2,770)
Other non-current assets	(552)	225
Accounts payable and accrued expenses	(2,575)	533
Billings in excess of costs and estimated earnings	1,170	(2,545)
Other non-current liabilities	(1,450)	192

Net cash provided by operating activities	18,321	4,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,084)	(1,626)
Consideration for acquisitions, net of cash acquired	(8,307)	—

Net cash used in investing activities	(9,391)	(1,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	416	17
Repayments of debt	(426)	—
Options exercised	61	—
Purchase of treasury stock	(72)	(3,215)

Net cash used in financing activities	(21)	(3,198)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	8,909	(89)
CASH AND CASH EQUIVALENTS, beginning of period	49,360	47,342

CASH AND CASH EQUIVALENTS, end of period	$58,269	$47,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$426	$393
Cash paid for income taxes	$733	$397

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

Seasonality and Quarterly Fluctuations

Results of operations from our Residential construction segment are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues generated during fall and winter, with an impact from precipitation in the warmer months. The Communications, Commercial & Industrial, and Infrastructure Solutions segments of our business are less subject to seasonal trends, as work in these segments generally is performed inside structures protected from the weather, although weather can still impact these businesses, especially in the early stages of projects. Our service and maintenance business is generally not affected by seasonality. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. In particular, a prolonged period of low oil prices and subsequent slowdown in the economy could have a negative impact on demand for housing in regions such as Texas, which is a key market for us. Quarterly results may also be materially affected by the timing of new construction projects. Results for our Infrastructure Solutions segment may be affected by the timing of outages at our customers’ facilities. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of IES and its wholly-owned subsidiaries, and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation Of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. In August 2015, the FASB issued an update (ASU 2015-15) which allows an entity to present the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standard is effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The update is effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as noncurrent amounts. The new standard will become effective for our fiscal year beginning October 1, 2017. The company adopted this presentation during the period ended December 31, 2015. Prior periods have not been retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. ASU 2016-02 becomes effective for the fiscal year ended September 30, 2020. We are currently evaluating whether to early adopt the standard and what impact it will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 eliminates additional paid in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and the accounting for forfeitures is also changing. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We expect to early adopt ASU 2016-09. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

2. CONTROLLING SHAREHOLDER

At March 31, 2016, Tontine Capital Partners, L.P. together with its affiliates (collectively “Tontine”) was the Company’s controlling shareholder, owning approximately 62.4% of the Company’s outstanding common stock according to a Schedule 13D/A filed with the SEC by Tontine on March 24, 2016. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, in 2013, pursuant to the terms of a registration rights agreement between the Company and Tontine, the Company filed a shelf registration statement to register all of the shares of IES common stock then owned by Tontine (the “Registered Shares”). As long as the shelf registration statement remains effective, Tontine has the ability to resell any or all of its Registered Shares from time to time in one or more offerings, as described in the shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement.

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

David B. Gendell, the brother of Jeffrey Gendell, the founder and managing member of Tontine, has been a member of the Company’s Board of Directors since February, 2012, and has served as the Company’s non-executive Chairman of the Board since January, 2015. Mr. Gendell, is also an employee of Tontine.

On March 29, 2012, the Company entered into a sublease agreement with Tontine Associates, LLC, an affiliate of Tontine, for corporate office space in Greenwich, Connecticut. The lease originally extended from April 1, 2012 through March 31, 2014, with monthly payments due in the amount of $6, and was renewed in March 2014 for a subsequent two-year term at approximately the same payment level. The lease has terms at market rates and payments by the Company are at a rate consistent with that paid by Tontine Associates, LLC to its landlord. The lease was amended in April 2016 to reflect an increase in the rent paid by Tontine Associates, LLC to its landlord and increased use of the corporate office space.

3. DEBT

At March 31, 2016 and September 30, 2015, our long-term debt of $10,224 and $10,234, respectively, relates to amounts drawn on our revolving credit facility. As of March 31, 2016, the maturity date of the facility was August 9, 2018; however, this was subsequently extended to 2019. See Note 14 – Subsequent Events for further discussion. Our interest rate on these borrowings was 2.75% at March 31, 2016 and 2.38% at September 30, 2015. At March 31, 2016, we also had $6,918 in outstanding letters of credit, and total availability of $22,591 under this facility without violating our financial covenant. There have been no changes to the financial covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2015, and the Company was in compliance with all covenants at March 31, 2016. At March 31, 2016, the carrying value of amounts outstanding on our revolving loan approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a level 2 measurement.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

4. PER SHARE INFORMATION

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net earnings from continuing operations attributable to common shareholders	$2,174	$1,852
Net earnings from continuing operations attributable to restricted shareholders	20	2

Net earnings from continuing operations	2,194	1,854

Net loss from discontinued operations attributable to common shareholders	—	(44)

Net loss from discontinued operations	—	(44)

Net earnings attributable to common shareholders	2,174	1,808
Net earnings attributable to restricted shareholders	20	2

Net earnings	$2,194	$1,810

Denominator:
Weighted average common shares outstanding — basic	21,273,814	21,571,034
Effect of dilutive stock options and non-vested restricted stock	162,198	47,293

Weighted average common and common equivalent shares outstanding — diluted	21,436,012	21,618,327

Earnings per share:
Basic earnings per share	$0.10	$0.08
Diluted earnings per share	$0.10	$0.08

	Six Months Ended March 31,
	2016	2015
Numerator:
Net earnings from continuing operations attributable to common shareholders	$7,919	$5,324
Net earnings from continuing operations attributable to restricted shareholders	74	5

Net earnings from continuing operations	7,993	5,329

Net loss from discontinued operations attributable to common shareholders	—	(226)

Net loss from discontinued operations	—	(226)

Net earnings attributable to common shareholders	7,919	5,098
Net earnings attributable to restricted shareholders	74	5

Net earnings	$7,993	$5,103

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Denominator:
Weighted average common shares outstanding — basic	21,271,655	21,653,711
Effect of dilutive stock options and non-vested restricted stock	117,603	43,857

Weighted average common and common equivalent shares outstanding — diluted	21,389,258	21,697,568

Basic earnings (loss) per share:
From continuing operations	$0.37	$0.25
From discontinued operations	—	(0.01)

Basic earnings per share	$0.37	$0.24
Diluted earnings (loss) per share:
From continuing operations	$0.37	$0.25
From discontinued operations	—	(0.01)

Diluted earnings per share	$0.37	$0.24

For the three and six months ended March 31, 2016 and 2015, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three and six months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31, 2016
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$39,351	$53,387	$54,146	$13,097	$—	$159,981
Cost of services	32,767	40,616	48,946	9,840	—	132,169

Gross profit	6,584	12,771	5,200	3,257	—	27,812
Selling, general and administrative	4,979	8,906	4,603	3,115	2,664	24,267
Contingent consideration	—	—	—	266	—	266
Loss on sale of assets	—	—	—	775	—	775

Income (loss) from operations	$1,605	$3,865	$597	$(899)	$(2,664)	$2,504

Other data:
Depreciation and amortization expense	$135	$121	$252	$455	$68	$1,031
Capital expenditures	$479	$102	$37	$114	$—	$732
Total assets	$41,753	$38,088	$48,139	$33,610	$74,189	$235,779

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three Months Ended March 31, 2015
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$27,945	$50,169	$44,505	$11,133	$—	$133,752
Cost of services	23,170	40,503	39,686	8,685	—	112,044

Gross profit	4,775	9,666	4,819	2,448	—	21,708
Selling, general and administrative	3,424	7,731	3,791	2,313	2,150	19,409
Loss (gain) on sale of assets	—	4	(1)	(2)	—	1

Income (loss) from operations	$1,351	$1,931	$1,029	$137	$(2,150)	$2,298

Other data:
Depreciation and amortization expense	$129	$119	$67	$204	$70	$589
Capital expenditures	$278	$124	$159	$366	$—	$927
Total assets	$27,499	$37,898	$46,793	$28,292	$60,626	$201,108

	Six Months Ended March 31, 2016
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$80,111	$105,514	$99,410	$25,712	$—	$310,747
Cost of services	65,369	81,071	89,354	19,508	—	255,302

Gross profit	14,742	24,443	10,056	6,204	—	55,445
Selling, general and administrative	9,692	17,620	8,242	5,814	5,410	46,778
Contingent consideration	—	—	—	266	—	266
Loss on sale of assets	—	—	—	776	—	776

Income (loss) from operations	$5,050	$6,823	$1,814	$(652)	$(5,410)	$7,625

Other data:
Depreciation and amortization expense	$257	$242	$434	$779	$136	$1,848
Capital expenditures	$564	$144	$185	$191	$—	$1,084
Total assets	$41,753	$38,088	$48,139	$33,610	$74,189	$235,779

	Six Months Ended March 31, 2015
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$59,753	$98,762	$88,272	$23,301	$—	$270,088
Cost of services	49,680	79,908	78,169	17,919	—	225,676

Gross profit	10,073	18,854	10,103	5,382	—	44,412
Selling, general and administrative	7,102	15,032	7,378	4,332	4,263	38,107
Loss (gain) on sale of assets	7	4	(2)	(2)	—	7

Income (loss) from operations	$2,964	$3,818	$2,727	$1,052	$(4,263)	$6,298

Other data:
Depreciation and amortization expense	$246	$242	$135	$405	$141	$1,169
Capital expenditures	$470	$193	$167	$657	$139	$1,626
Total assets	$27,499	$37,898	$46,793	$28,292	$60,626	$201,108

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

6. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, originally effective on May 12, 2006, was amended and restated effective February 9, 2016, following approval by shareholders at the Company’s 2016 Annual Shareholders’ Meeting (as so amended and restated, the “Amended Plan”). The Amended Plan provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Amended Plan, of which approximately 1,056,598 shares are available for issuance at March 31, 2016. The terms of the Amended Plan are described further in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which was filed with the SEC on December 28, 2015.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. The Company initiated the program in February 2015 and during the year ended September 30, 2015, pursuant to the program, we repurchased 482,156 shares of common stock at an average price of $7.22 per share for a total aggregate purchase price of $3.5 million. We repurchased 7,692 shares of our common stock during the three months ended December 31, 2015, in open market transactions at an average price of $7.23 per share. We made no repurchases during the three months ended March 31, 2016.

Treasury Stock

During the six months ended March 31, 2016, we repurchased 2,140 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the Amended Plan (or our predecessor equity incentive plan) and 7,500 shares of common stock were forfeited by former employees and returned to treasury stock. From treasury stock we issued 18,905 unrestricted shares; 3,905 unrestricted shares to members of our Board of Directors as part of their overall compensation, and 15,000 unrestricted shares to satisfy the exercise of outstanding options.

Restricted Stock

During the three months ended March 31, 2016 and 2015, we recognized $130 and $13, respectively, in compensation expense related to our restricted stock awards. During the six months ended March 31, 2016 and 2015, we recognized $262 and $26, respectively, in compensation expense related to our restricted stock awards. At March 31, 2016, the unamortized compensation cost related to outstanding unvested restricted stock was $1,023.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the non-employee members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each non-employee director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the three months ended March 31, 2016 and 2015, we recognized $34 and $24, respectively in compensation expense related to these grants. During the six months ended March 31, 2016 and 2015, we recognized $68 and $60, respectively in compensation expense related to these grants.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Performance Based Phantom Stock Units

Performance based phantom stock units (“PPSUs”) are a contractual right in respect of one share of the Company’s common stock. The PPSUs will generally become vested, if at all, upon the achievement of certain specified performance objectives and continued performance of services through mid-December 2018. During the six months ended March 31, 2016, the company granted an aggregate of 400,000 three-year performance-based PPSUs. The vesting of these awards is subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels. For the six months ended March 31, 2016, we recognized $43 in compensation expense related to these grants.

Stock Options

During the three and six months ended March 31, 2016, we recognized compensation expense of $16 and $32, respectively, related to our stock option awards. During the three and six months ended March 31, 2015, we recognized a benefit to compensation expense of $143 and $81, respectively, related to our stock option awards , net of options forfeited. This benefit relates to a revision in forfeiture assumptions upon the departure of the Company’s Chairman and CEO in January 2015. At March 31, 2016, the unamortized compensation cost related to outstanding unvested stock options was $50.

Exercise of Options

During the six months ended March 31, 2016, in connection with the exercise of 15,000 outstanding stock options, we received $61. We issued 15,000 shares from treasury to satisfy this exercise. The aggregate intrinsic value of these shares exercised was $137.

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

Investment in EnerTech

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of March 31, 2016 and September 30, 2015:

	March 31,	September 30,
	2016	2015
Carrying value	$919	$919
Unrealized gains	160	66

Fair value	$1,079	$985

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. There was no impairment for the six months ended March 31, 2016 or 2015.

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

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plans. During the three months ended March 31, 2016 and 2015, we recognized $199 and $105, respectively, in matching expense. During the six months ended March 31, 2016 and 2015, we recognized $278 and $183, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $872 recorded as of March 31, 2016 and September 30, 2015, respectively, related to such plans.

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

At March 31, 2016, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan).

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	March 31, 2016
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$625	$625	$—
Executive savings plan liabilities	(512)	(512)	—
Contingent consideration	714	—	714

Total	$827	$113	$714

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

In the first quarter of 2016, we entered into a contingent consideration arrangement related to a business combination. Please see Note 13 – Business Combinations and Divestitures for further discussion. At March 31, 2016, we estimated the fair value of the contingent consideration liability at $714 . The table below presents a reconciliation of the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair Value at September 30, 2015	$—
Issuances	448
Adjustments to Fair Value	266

Fair Value at March 31, 2016	$714

10. INVENTORY

Inventories consist of the following components:

	March 31,	September 30,
	2016	2015
Raw materials	$1,429	$1,641
Work in process	3,271	2,641
Finished goods	970	1,199
Parts and supplies	6,991	8,496

Total inventories	$12,661	$13,977

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

11. GOODWILL AND INTANGIBLE ASSETS

The following is a progression of goodwill by segment for the six months ended March 31, 2016:

		Commercial &	Infrastructure
	Residential	Industrial	Solutions	Total
Goodwill at September 30, 2015	$8,631	$—	$8,618	$17,249
Acquisitions “Note 13”	—	605	1,466	2,071
Divestitures “Note 13”	—	—	(577)	(577)

Goodwill at March 31, 2016	$8,631	$605	$9,507	$18,743

Goodwill

We evaluate goodwill for potential impairment at least annually at year end, however, if impairment indicators exist, we will evaluate as needed. Events affecting the composition of a reporting unit, such as a sale or disposal, can be an indication of a potential impairment. As such, after allocating $577 of goodwill to a disposal group within our Infrastructure Solutions reporting unit, we considered whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the results of this analysis, no impairment was indicated.

Intangible assets consist of the following:

		March 31, 2016
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	8 - Indefinite	$1,754	$44	$1,710
Technical library	20	400	51	349
Customer relationships	8 - 15	6,524	1,154	5,370
Covenants not to compete	3	140	140	—
Developed technology	4	400	308	92
Backlog	1	321	107	214
Construction contracts	1	227	103	124

Total		$9,766	$1,907	$7,859

		September 30, 2015
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	8 - Indefinite	$1,400	$9	$1,391
Technical library	20	400	41	359
Customer relationships	8 - 12	3,600	788	2,812
Covenants not to compete	3	140	121	19
Developed technology	4	400	258	142

Total		$5,940	$1,217	$4,723

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

The following is a discussion of our significant legal matters:

Ward Transformer Site

Private Action

In April 2009, Carolina Power and Light Company and Consolidation Coal Company filed suit in the U.S. District Court for the Eastern District of North Carolina (Western Division) against a number of entities, including one of our subsidiaries, to recover costs to remove Polychlorinated Byphenyls (“PCB”) contamination at Ward Transformer, an electric transformer resale and reconditioning facility located in Raleigh, North Carolina (the “Private Action”). Plaintiffs had been ordered under a settlement agreement with the U.S. Environmental Protection Agency (the “EPA”) to clean up the onsite contamination, including the groundwater underneath the facility, and were seeking to recover costs associated with the clean-up from other potentially responsible parties (“PRPs”). During the first quarter of fiscal year 2016, the parties to this matter reached an agreement in principle to settle the Company’s exposure, and following the first quarter, the parties settled this matter. The agreed upon settlement was fully accrued at September 30, 2015 and paid during the quarter ended March 31, 2016.

EPA Action

Contamination outside of and downstream from the Ward Transformer site is not subject to the Private Action. The EPA has not yet assessed costs for that portion of the remediation, and has not entered into any settlement agreement with any party to begin clean-up. While the costs to remediate the offsite conditions remain unknown, certain of the parties with larger exposure have agreed to undertake the clean-up. During the first quarter of fiscal year 2016, these parties agreed in principle to release several types of PRPs from liability for a nominal amount based on their limited involvement in the site. We believe the Company will be included in the settlement group and will be released from the matter for a nominal amount. Therefore, as of March 31, 2016, we had not recorded any additional reserve for this matter.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses up to the deductible amounts, or losses that are not covered under our policies, are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2016 and September 30, 2015, we had $4,273 and $4,518, respectively, accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of March 31, 2016 and September 30, 2015, we had $351 and $464, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At both March 31, 2016 and September 30, 2015, $6,347 of our outstanding letters of credit was utilized to collateralize our insurance program.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Surety

As of March 31, 2016, the estimated cost to complete our bonded projects was approximately $71,016. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At March 31, 2016, $571 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2016, we had such purchase orders totaling $1,237. We expect to use all of the materials purchased pursuant to these orders within the next 12 months.

13. BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

The Company completed two acquisitions in the quarter ended December 31, 2015 for aggregate consideration of $8,555. These acquisitions included:

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

The total aggregate consideration includes cash consideration of $8,107 and contingent consideration with an acquisition date fair value estimated at $448. Of the cash consideration, $7,338 was paid at closing, and the remaining $769 was paid within 90 days subsequent to the transaction dates, in accordance with working capital settlement provisions pursuant to the agreements with the sellers. The contingent consideration arrangement relates to the purchase of Calumet, and provides that a maximum of $2,250 may be earned over the three year period ended December 31, 2018. As of March 31, 2016 the fair value of the contingent consideration arrangement was $714 . Based on an increase in the fair value of the liability driven by improved actual and expected financial performance of Calumet, we have recorded additional contingent consideration expense as a component of income from continuing operations.

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

Current assets	$4,749
Property and equipment	1,260
Intangible assets (primarily customer relationships)	3,826
Non-tax-deductible goodwill	2,071
Current liabilities	(1,914)
Deferred tax liability	(1,437)

Net assets acquired	$8,555

With regard to the $1,437 deferred tax liability recorded in connection with the acquisitions, we reduced a portion of our valuation allowance equal to this deferred tax liability, resulting in a reduction to income tax expense of $1,437.

Pro forma revenues and results of operations for the acquisitions have not been presented because the effects were not material to the consolidated financial statements.

Southern Rewinding

On May 21, 2015, our wholly-owned subsidiary Magnetech Industrial Services, Inc. (“Magnetech”) acquired all of the common stock and certain related real estate of Southern Industrial Sales and Services, Inc. (“Southern Rewinding”), a Columbus, Georgia-based motor repair and related field services company, for total consideration of $3,937. Of that amount, $3,137 was paid at closing, with additional consideration of $800 scheduled to be paid through the period ending November 2016. Of that additional amount, $200 was paid during the three months ended December 31, 2015. Payment of the remaining $600 is subject to Magnetech’s right to hold back certain amounts in respect of seller obligations. After closing, we provided the newly-acquired entity with $1,065 of working capital. Southern Rewinding is included in our Infrastructure Solutions segment.

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

Divestitures

In February 2016, our Board of Directors approved a plan for the sale of substantially all of the operating assets of HK Engine Components, LLC (“HK”), a wholly-owned subsidiary operating in the Infrastructure Solutions segment. These assets met the criteria to be classified as held for sale as of March 31, 2016, and were classified as “Assets held for sale” within our Condensed Consolidated Balance Sheet as of March 31, 2016. In connection with the sale, we allocated $577 of goodwill to the disposal group. In conjunction with the write down of these assets to their net realizable value of $2,200, we then recognized a loss of $778, recorded within “Loss on sale of assets” within our Condensed Consolidated Statement of Comprehensive Income for the three and six months ended March 31, 2016. The sale of these assets to a third party was completed on April 15, 2016.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

14. SUBSEQUENT EVENTS

Acquisition of STR Mechanical

On April 27, 2016, a wholly-owned subsidiary of our Commercial & Industrial segment acquired an 80% interest in STR Mechanical, LLC (“STR”), a Charlotte, North Carolina-based provider of commercial and industrial mechanical services, including maintenance, repair, and replacement services, and temperature control system installations.

Credit facility amendment

On May 3, 2016, we entered into a Second Amendment (the “Amendment”) to the Amended and Restated Credit and Security Agreement (as amended, the “Amended Credit Agreement”). Pursuant to the Amendment, the Company’s maximum revolver amount increased from $60 million to $70 million, and the maturity date of the revolving credit facility was extended from August 9, 2018 to August 9, 2019. The Amendment also reduced the interest rate charged under the facility. Prior to the Amendment, the interest rate on the facility was equal to a Daily Three Month LIBOR (as defined in the Amended Credit Agreement), plus an interest rate margin of between 2.00 and 3.00 percent. The Amendment reduced this interest rate margin to a range from 1.75 to 2.25 percent, with a 3.25 percent interest rate margin on overadvance amounts outstanding under the facility. The Amendment also modified the calculation of amounts available under the credit facility, by increasing our advance rates and expanding the definition of assets to be included in our borrowing base. We expect this to result in a significant increase in available borrowing capacity under the credit facility.

The Company must maintain a minimum liquidity of $8.75 million, at least one half of which must be Excess Availability (as defined in the Amended Credit Agreement). The Amended Credit Agreement continues to contain customary affirmative, negative and financial covenants, including the requirement that the Company maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.0:1.0 at any time that Liquidity (defined as the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability) falls below $14 million, with at least $7 million of Excess Availability.

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

Business Combinations

During the first quarter of fiscal year 2016, and in furtherance of our strategy of acquiring or investing in complementary or stand-alone platform businesses, we acquired two businesses to be operated within our existing Infrastructure Solutions and Commercial & Industrial business segments, respectively.

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

On November 20, 2015, a subsidiary of our Commercial & Industrial segment acquired Shanahan Mechanical and Electrical, Inc. (“Shanahan”), a Nebraska-based provider of mechanical and electrical contracting services. We believe the Shanahan acquisition will not only enhance the Company’s current mechanical contracting expertise, but also accelerate our entry into the Lincoln, Nebraska market, an area that our Holdrege, Nebraska location has targeted for expansion.

On April 27, 2016, a wholly-owned subsidiary of our Commercial & Industrial segment acquired an 80% interest in STR Mechanical, LLC (“STR”), a Charlotte, North Carolina-based provider of commercial and industrial mechanical services, including maintenance, repair, and replacement services, and temperature control system installations.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions. Expenses associated with our corporate office are classified as a fifth segment. The following table presents selected historical results of operations of IES.

	Three Months Ended March 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$159,981	100.0%	$133,752	100.0%
Cost of services	132,169	82.6%	112,044	83.8%

Gross profit	27,812	17.4%	21,708	16.2%
Selling, general and administrative expenses	24,267	15.2%	19,409	14.5%
Contingent consideration	266	0.2%	—	0.0%
Loss on sale of assets	775	0.5%	1	0.0%

Net income from operations	2,504	1.5%	2,298	1.7%

Interest and other (income) expense, net	300	0.2%	140	0.1%

Income from operations before income taxes	2,203	1.3%	2,158	1.6%
Provision for income taxes	10	0.0%	304	0.2%

Net income from continuing operations	2,194	1.3%	1,854	1.4%

Net loss from discontinued operations	—	0.0%	(44)	0.0%
Net income	$2,194	1.3%	$1,810	1.4%

Consolidated revenues for the three months ended March 31, 2016 were $26.2 million higher than for the three months ended March 31, 2015, an increase of 19.6%, with increases at each of our operating segments. Our Shanahan, Calumet, and Southern Rewinding businesses, which were acquired subsequent to the three months ended March 31, 2015, provided revenue of $8.5 million for the three months ended March 31, 2016.

Our overall gross profit percentage increased to 17.4% during the three months ended March 31, 2016 as compared to 16.2% during the three months ended March 31, 2015. Gross profit as a percentage of revenue increased at our Residential and Infrastructure Solutions segments, partly offset by decreases at our Commercial & Industrial and Communications segments.

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

During the three months ended March 31, 2016, our selling, general and administrative expenses were $24.3 million, or 15.2% of revenue, an increase of $4.9 million, or 25.0%, over the three months ended March 31, 2015. This increase was primarily attributable to increased activity levels across our business, as increased volume levels required additional personnel to support our growth, and higher profitability led to an increase in variable incentive compensation expense of $0.9 million for segment and branch management. Additionally, we incurred certain costs related to our acquisitions of Southern Rewinding, Shanahan, and Calumet, including $0.3 million in amortization of acquired intangible assets. Selling, general and administrative expense incurred at Shanahan, Calumet, and Southern Rewinding, which were not included in our results for the three months ended March 31, 2015, was $1.1 million for the quarter ended March 31, 2016. See Note 13 – Business Combinations and Divestitures for further information.

	Six Months Ended March 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$310,747	100.0%	$270,088	100.0%
Cost of services	255,302	82.2%	225,676	83.6%

Gross profit	55,445	17.8%	44,412	16.4%
Selling, general and administrative expenses	46,778	15.1%	38,107	14.1%
Contingent consideration	266	0.1%	—	0.0%
Loss on sale of assets	776	0.2%	7	0.0%

Net income from operations	7,625	2.4%	6,298	2.3%

Interest and other (income) expense, net	564	0.2%	400	0.1%

Income from operations before income taxes	7,061	2.2%	5,898	2.2%
Provision for income taxes	(932)	(0.3)%	569	0.2%

Net income from continuing operations	7,993	2.5%	5,329	2.0%

Net loss from discontinued operations	—	0.0%	(226)	(0.1)%
Net income	$7,993	2.5%	$5,103	1.9%

Consolidated revenues for the six months ended March 31, 2016 were $40.7 million higher than for the six months ended March 31, 2015, an increase of 15.1%, with increases at each of our operating segments. Our Shanahan, Calumet, and Southern Rewinding businesses, which were acquired subsequent to the six months ended March 31, 2015, provided revenue of $12.9 million for the six months ended March 31, 2016.

Our overall gross profit percentage increased to 17.8% during the six months ended March 31, 2016 as compared to 16.4% during the six months ended March 31, 2015. Gross profit as a percentage of revenue improved at Communications, Residential, and Infrastructure Solutions, slightly offset by a decrease at our Commercial & Industrial segment.

During the six months ended March 31, 2016, our selling, general and administrative expenses were $46.8 million, an increase of $8.7 million, or 22.8%, over the six months ended March 31, 2015. This increase was primarily attributable to increased activity levels across our business, as increased volume levels required additional personnel to support our growth, and higher profitability led to an increase in variable incentive compensation expense of $1.4 million for segment and branch management. Additionally, we incurred certain costs related to our acquisitions of Southern Rewinding, Shanahan, and Calumet, including $0.4 million in amortization of acquired intangible assets. Selling, general and administrative expense incurred at Shanahan, Calumet, and Southern Rewinding, which were not included in our results for the six months ended March 31, 2015 was $1.9 million for the six months ended March 31, 2016. See Note 13 – Business Combinations and Divestitures for further information.

Communications

	Three Months Ended March 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$39,351	100.0%	$27,945	100.0%
Gross profit	6,584	16.7%	4,775	17.1%
Selling, general and administrative expenses	4,979	12.7%	3,424	12.3%

Revenue. Our Communications segment revenues increased by $11.4 million during the three months ended March 31, 2016, a 40.8% increase compared to the three months ended March 31, 2015. The increase is the result of both the expansion of our customer base and additional work with existing customers. Revenues from data center work increased by $8.6 million for the three months ended March 31, 2016, as compared with the same period in 2015. Additionally, we continue to expand our business in areas such as wireless access, audio visual, and structured cabling.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2016 increased $1.8 million, or 37.9%, as compared to the three months ended March 31, 2015. Gross profit as a percentage of revenue decreased 0.4% to 16.7% for the three months ended March 31, 2016, as we experienced inefficiencies on certain projects which were substantially completed during the quarter.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $1.6 million, or 45.4%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of higher personnel cost, including increased incentive compensation associated with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased 0.4% to 12.7% of segment revenue during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as we invest in the necessary infrastructure to support the growing volume of business.

	Six Months Ended March 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$80,111	100.0%	$59,753	100.0%
Gross profit	14,742	18.4%	10,073	16.9%
Selling, general and administrative expenses	9,692	12.1%	7,102	11.9%

Revenue. Our Communications segment revenues increased by $20.4 million during the six months ended March 31, 2016, a 34.1% increase, compared to the six months ended March 31, 2015. The increase is the result of both the expansion of our customer base and additional work with existing customers. We continue to expand our business in areas such as high-tech distribution centers and audio visual and security, and wireless access. Revenues from data center work increased by $17.4 million for the six months ended March 31, 2016 compared with the six months ended March 31, 2015.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2016 increased $4.7 million, or 46.4%, as compared to the six months ended March 31, 2015. Gross profit as a percentage of revenue increased 1.5% to 18.4% for the six months ended March 31, 2016, as a higher volume of activity contributed to our ability to improve operating efficiency.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $2.6 million, or 36.5%, during the six months ended March 31, 2016 compared to the six months ended March 31, 2015 as a result of higher personnel cost, including increased incentive compensation, associated with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased 0.2% to 12.1% of segment revenue during the six months ended March 31, 2016 compared to the six months ended March 31, 2015, as we invest in the necessary infrastructure to support the growing volume of business.

Residential

	Three Months Ended March 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$53,387	100.0%	$50,169	100.0%
Gross profit	12,771	23.9%	9,666	19.3%
Selling, general and administrative expenses	8,906	16.7%	7,731	15.4%

Revenue. Our Residential segment revenues increased by $3.2 million during the three months ended March 31, 2016, an increase of 6.4% as compared to the three months ended March 31, 2015. Single-family construction revenues increased by $6.5 million, primarily driven by our Texas operations, where the economy has experienced continued growth and population expansion. Although demand for housing in the greater Houston area has been affected by a downturn in the oil and gas market, we have been successful in growing our market share despite this slowing demand. Revenue from solar installations increased by $0.6 million, and cable and service revenues increased by $1.7 million for three months ended March 31, 2016 as compared with the same period in 2015, primarily as a result of an expansion of our service area. However, these increases were partly offset by a decrease in multi-family revenues, which declined by $5.4 million year over year, due primarily to project delays.

Gross Profit. During the three months ended March 31, 2016, our Residential segment experienced a $3.1 million, or 32.1%, increase in gross profit as compared to the three months ended March 31, 2015. The increase in gross profit was driven primarily by single-family projects. As demand has increased within the single-family business, profitability has increased, as a higher volume of activity contributed to our ability to improve operating efficiency. In addition, although our multi-family business experienced a decrease in revenues, there was no corresponding decrease in gross margins, due to project inefficiencies experienced during 2015 that did not recur during 2016.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.2 million, or 15.2%, increase in selling, general and administrative expenses during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily as a result of higher variable compensation and a $0.5 million increase in incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased to 16.7% of segment revenue during the three months ended March 31, 2016 compared to 15.4% in the three months ended March 31, 2015.

	Six Months Ended March 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$105,514	100.0%	$98,762	100.0%
Gross profit	24,443	23.2%	18,854	19.1%
Selling, general and administrative expenses	17,620	16.7%	15,032	15.2%

Revenue. Our Residential segment revenues increased by $6.8 million during the six months ended March 31, 2016, an increase of 6.8% as compared to the six months ended March 31, 2015. Single-family construction revenues increased by $11.9 million, primarily driven by our Texas operations, where the economy has experienced continued growth and population expansion. Although demand for housing in the greater Houston area has been affected by a downturn in the oil and gas market, we have been successful in growing our market share despite this slowing demand. Revenue from solar installations increased by $1.8 million, and cable and service revenues increased by $2.4 million for six months ended March 31, 2016 as compared with the same period in 2015, primarily as a result of an expansion of our service area. However, these increases were partly offset by a decrease in multi-family revenues, which declined by $9.1 million year over year, due primarily to project delays.

Gross Profit. During the six months ended March 31, 2016, our Residential segment experienced a $5.6 million, or 29.6%, increase in gross profit as compared to the six months ended March 31, 2015. Gross profit increased primarily due to a higher volume of single-family projects. Gross margin percentage increased within single-family, as demand for single-family housing has increased and efficiency has improved. The multi-family business also reported an increase in gross margin as a percentage of revenue, driven by project inefficiencies within our multi-family business during the second quarter of fiscal year 2015 that did not recur in 2016.

Selling, General and Administrative Expenses. Our Residential segment experienced a $2.6 million, or 17.2%, increase in selling, general and administrative expenses during the six months ended March 31, 2016 compared to the six months ended March 31, 2015, driven by increased compensation expense, primarily as a result of an increase of $0.2 million in variable compensation and incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased 1.5% to 16.7% of segment revenue during the six months ended March 31, 2016.

Commercial & Industrial

	Three Months Ended March 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$54,146	100.0%	$44,505	100.0%
Gross profit	5,200	9.6%	4,819	10.8%
Selling, general and administrative expenses	4,603	8.5%	3,791	8.5%

Revenue. Revenues in our Commercial & Industrial segment increased $9.6 million during the three months ended March 31, 2016, an increase of 21.7% compared to the three months ended March 31, 2015. The increase in revenue was driven by an increase in construction in the Southeast region for three months ended March 31, 2016 as compared with the three months ended March 31, 2015, as well as $3.9 million of revenue from our Shanahan acquisition in Nebraska. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2016 decreased by $0.4 million, or 7.9%, as compared to the three months ended March 31, 2015, as we experienced some inefficiencies relative to the comparable quarter prior year. Additionally, we incurred higher costs related to our insurance programs, and a change of $0.5 million upon the settlement of a dispute related to a project completed in a prior year.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2016 increased $0.8 million, or 21.5%, compared to the three months ended March 31, 2015, but remained flat as a percentage of revenue. Expense for the three months ended March 31, 2016 included $0.3 million incurred by the newly acquired Shanahan business.

	Six Months Ended March 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$99,410	100.0%	$88,272	100.0%
Gross profit	10,056	10.1%	10,103	11.4%
Selling, general and administrative expenses	8,242	8.3%	7,378	8.4%

Revenue. Revenues in our Commercial & Industrial segment increased $11.1 million during the six months ended March 31, 2016, an increase of 12.6% compared to the six months ended March 31, 2016. The increase in revenue was driven by an increase in construction in the Southeast region for the six months ended March 31, 2016 as compared with the six months ended March 31, 2015, as well as $5.2 million in revenue from the Shanahan acquisition. The increase in demand in the Southeast was partly offset by decreased demand in the Northwest for the six months ended March 31, 2016. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2016 decreased 0.5%, as compared to the six months ended March 31, 2015, as we experienced project delays in certain locations. Additionally, we incurred higher costs related to our insurance programs, and a change of $0.5 million upon the settlement of a dispute related to a project completed in a prior year.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2016 increased $0.9 million, or 11.7%, compared to the six months ended March 31, 2015, but decreased slightly as a percentage of revenue. Expense for the six months ended March 31, 2016 included $0.5 million incurred by the newly acquired Shanahan business.

Infrastructure Solutions

	Three Months Ended March 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$13,097	100.0%	$11,133	100.0%
Gross profit	3,257	24.9%	2,448	22.0%
Selling, general and administrative expenses	3,115	23.8%	2,313	20.8%
Contingent consideration	266	2.0%	0	0.0%
Loss on sale of assets	775	5.9%	(2)	0.0%

Revenue. Revenues in our Infrastructure Solutions segment increased $2.0 million during the three months ended March 31, 2016, an increase of 17.6% compared to the three months ended March 31, 2015. The increase in revenue was driven primarily by $4.6 million of revenue contributed by Southern Rewinding and Calumet, which were acquired in May 2015 and October 2015, respectively. This increase was partly offset by a decrease in demand for engine components services by certain of our large rail customers. Substantially all of the operating assets of our engine components business were sold following the second quarter to a third party. See Note 13 – Business Combinations and Divestitures for further information.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended March 31, 2016 increased $0.8 million as compared to the three months ended March 31, 2015. The increase is primarily driven by $1.6 million contributed by Southern Rewinding and Calumet, offset by the decrease in activity for our engine components business, which we sold in April 2016.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended March 31, 2016 increased $0.8 million compared to the three months ended March 31, 2015. The increase was primarily the result of general and administrative costs at Southern Rewinding and Calumet, which were $0.8 million for the three months ended March 31, 2016.

Contingent Consideration. Results of operations from Calumet have outperformed forecast measures used in the original valuation of the contingent consideration agreement. As we expect to pay higher contingent consideration because of increased profitability, we recorded additional contingent consideration expense of $0.3 million during the three months ended March 31, 2016.

Loss on Sale of Asset. We recognized $0.8 million in conjunction with the write down to net realizable value of certain assets related to our engine component business. The assets were classified as held for sale at March 31, 2016, and the sale of these assets to a third party pursuant to an asset purchase agreement was finalized on April 15, 2016.

	Six Months Ended March 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$25,712	100.0%	$23,301	100.0%
Gross profit	6,204	24.1%	5,382	23.1%
Selling, general and administrative expenses	5,814	22.6%	4,332	18.6%
Contingent consideration	266	1.0%	0	0.0%
Loss on sale of assets	776	3.0%	(2)	0.0%

Revenue. Revenues in our Infrastructure Solutions segment increased $2.4 million during the six months ended March 31, 2016, an increase of 10.3% compared to the six months ended March 31, 2015. The increase was primarily driven by $7.7 million of revenue contributed by Southern Rewinding and Calumet, largely offset by a reduction in demand for our engine components services by certain of our large rail customers. Substantially all of the operating assets of our engine components business were sold following the second quarter to a third party. See Note 13 – Business Combinations and Divestitures for further information.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the six months ended March 31, 2016 increased $0.8 million as compared to the six months ended March 31, 2015. The increase is primarily driven by $2.6 million contributed by Southern Rewinding and Calumet, offset by the decrease in activity for our engine components business, which we sold in April 2016.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the six months ended March 31, 2016 increased $1.5 million compared to the six months ended March 31, 2015. The increase was primarily the result of general and administrative costs at Southern Rewinding and Calumet, which were $1.4 million for the three months ended March 31, 2016.

Contingent Consideration. Results of operations from Calumet have outperformed forecast measures used in the original valuation of the contingent consideration agreement. As we expect to pay higher contingent consideration because of increased profitability, we recorded additional contingent consideration expense of $0.3 million during the six months ended March 31, 2016.

Loss on Sale of Asset. We recognized $0.8 million in conjunction with the write down to net realizable value of certain assets related to our engine component business. The assets were classified as held for sale at March 31, 2016, and the sale of these assets to a third party pursuant to an asset purchase agreement was finalized on April 15, 2016.

Interest and Other Expense, net

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest expense	$210	$235
Deferred financing charges	93	76

Total interest expense	303	311
Other (income) expense, net	(3)	(171)

Total interest and other expense, net	$300	$140

Interest Expense for the three months ended March 31, 2016 and 2015

During the three months ended March 31, 2016, we incurred interest expense of $0.3 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.9 million under the 2012 Credit Facility (as defined under “Liquidity and Capital Resources” below) and an average unused line of credit balance of $42.9 million. This compares to interest expense of $0.3 million for the three months ended March 31, 2015, primarily comprised of interest expense from our revolving credit facility and average letter of credit and unused line of credit balances under the 2012 Credit Facility of $6.7 million and $43.1 million, respectively.

	Six Months Ended March 31,
	2016	2015
	(In thousands)
Interest expense	$413	$448
Deferred financing charges	183	151

Total interest expense	596	599
Other (income) expense, net	(32)	(199)

Total interest and other expense, net	$564	$400

Interest Expense for the six months ended March 31, 2016 and 2015

During the six months ended March 31, 2016, we incurred interest expense of $0.6 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.9 million under the 2012 Credit Facility and an average unused line of credit balance of $42.9 million. This compares to interest expense of $0.6 million for the six months ended March 31, 2015, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.8 million and an average unused line of credit balance of $48.1 million.

PROVISION FOR INCOME TAXES

We reported income tax expense of $10 thousand for the three months ended March 31, 2016 compared to expense of $0.3 million for the three months ended March 31, 2015.

We reported a benefit from income taxes of $0.9 million for six months ended March 31, 2016 compared to expense of $0.6 million for the six months ended March 31, 2015. Results for the six months ended March 31, 2016 included a benefit related to the release of $1.4 million of valuation allowance in connection with the acquisition of deferred tax liabilities related to Shanahan and Calumet.

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

After a prolonged period of operating losses spanning many years, the Company reported income for the fiscal years ended September 30, 2014 and 2015, and for the six months ended March 31, 2016.

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

WORKING CAPITAL

During the six months ended March 31, 2016, working capital exclusive of cash decreased by $5.5 million from September 30, 2015, reflecting a $4.1 million decrease in current assets and a $0.8 million increase in current liabilities during the period.

During the six months ended March 31, 2016, our current assets exclusive of cash decreased to $134.9 million, as compared to $139.7 million as of September 30, 2015. The current trade accounts receivables, net, decreased by $3.0 million at March 31, 2016, as compared to September 30, 2015, driven by an increase in collections. Underbillings also decreased by $5.6 million, offset by a $2.3 million increase in prepaid balances. Days sales outstanding (“DSOs”) decreased to 50 at March 31, 2016 from 56 at September 30, 2015. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value.

During the six months ended March 31, 2016, our total current liabilities increased by $0.7 million to $108.8 million, compared to $108.1 million as of September 30, 2015. The increase was primarily the result of increased overbillings of $1.2 million.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2016, the estimated cost to complete our bonded projects was approximately $71.0 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had cash and cash equivalents of $58.3 million, working capital exclusive of cash of $26.1 million, and $6.9 million of letters of credit outstanding under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows, and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed.

We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

The 2012 Revolving Credit Facility

We maintain a revolving credit facility with Wells Fargo Bank, N.A. which was most recently amended in May 2016. The amendment increased the maximum revolver from $60 million to $70 million, and extended the maturity date from August, 2018 to August 2019 (as amended, the “2012 Credit Facility”). The 2012 Credit Facility contains customary affirmative, negative and financial covenants. At March 31, 2016, we were subject to the financial covenant under the 2012 Credit Facility requiring, at any time that our Liquidity (the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability, as defined in the amended and restated credit agreement dated September 24, 2014, under the 2012 Credit Facility (the “Credit Agreement”)) is less than $20 million or our Excess Availability is less than $5 million, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. At March 31, 2016, our Liquidity was $80.9 million and our Excess Availability was $22.6 million, and as such, we were not required to maintain a Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at March 31, 2016, our Fixed Charge Coverage Ratio was 15.1:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at March 31, 2016, provides us with the ability to use cash on hand or to draw on our 2012 Credit Facility such that we can fall below the Excess Availability and Liquidity minimum thresholds described above without violating our financial covenant.

Our Fixed Charge Coverage Ratio is calculated as (i) our trailing twelve month EBITDA (as defined in the Credit Agreement), less non-financed capital expenditures (other than capital expenditures financed by means of an advance under the Credit Agreement) cash taxes and certain pass-through tax liabilities, divided by (ii) the sum of our cash interest and principal debt payments (other than repayment of principal on advances under the 2012 Credit Facility) and all Restricted Junior Payments (as defined in the 2012 Credit Facility) (other than pass-through tax liabilities) and other cash distributions. As defined in the 2012 Credit Facility, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses, interest expense, income taxes, depreciation and amortization and increases in any change in LIFO reserves.

The latest amendment to the Credit Facility modifies the definition of the periods for which we must meet the Fixed Charge Coverage Ratio. If in the future our Liquidity or Excess Availability fall below $14 million or $7 million, respectively, and at that time our Fixed Charge Coverage Ratio is less than 1.0:1.0, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under our 2012 Credit Facility, it would result in an event of default under our 2012 Credit Facility, which could result in some or all of our indebtedness becoming immediately due and payable.

At March 31, 2016, we had $22.6 million under the 2012 Credit Facility that was available to us without triggering or violating our financial covenant, $6.9 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $10.2 million. Our interest rate on borrowings under the 2012 Credit Facility revolver was 2.75% at March 31, 2016.

The Amendment

On May 3, 2016 we entered into a Second Amendment to the Credit Agreement (the “Amendment”). The Amendment, in addition to increasing the maximum revolver size and extending the maturity date of the credit facility, reduced the interest rate charged under the 2012 Credit Facility and resulted in an increase in available borrowing capacity. Prior to the Amendment, the interest rate on the 2012 Credit Facility was equal to a Daily Three Month LIBOR (as defined in the Credit Agreement), plus an interest rate margin of between 2.00 and 3.00 percent. The Amendment reduces this interest rate margin to a range from 1.75 to 2.25 percent. The Amendment also modified the calculation of amounts available under the 2012 Credit Facility, by increasing our advance rates and expanding the types of assets to be included in our borrowing base. We believe these modifications will result in a significant increase in available borrowing capacity. In addition, pursuant to the Amendment, the Company must maintain a minimum liquidity of $8.75 million, at least on half of which must be Excess Availability (as defined in the Credit Agreement). The Amendment is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016, and any description herein of the Amendment is qualified in its entirety by the terms of the Amendment.

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

Operating activities provided net cash of $18.4 million during the six months ended March 31, 2016, as compared to $4.7 million of net cash provided in the six months ended March 31, 2015. The increase in operating cash flow was primarily the result of increased earnings and a decrease in working capital for the six months ended March 31, 2016, compared with the same period in 2015. Working capital reductions include a $4.4 million increase in cash collected from accounts receivable and a $5.0 million benefit from a reduction in costs and estimated earnings in excess of billings. This increase was partly offset by $8.0 million used pay down accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $9.5 million for the six months ended March 31, 2016, compared with $0.7 million for the six months ended March 31, 2015. We used $8.3 million for the acquisitions of Calumet and Shanahan in the six months ended March 31, 2016, and $0.2 million related to the May 2015 acquisition of Southern Rewinding. Purchases of fixed assets used $1.1 million in the six months ended March 31, 2016, compared with $1.6 million in the six months ended March 31, 2015.

Financing Activities

There was no significant use of cash for financing activities in the six months ended March 31, 2016. For the six months ended March 31, 2015, we paid $3.1 million for the repurchase of common stock from an unrelated, third party investor, pursuant to the stock repurchase plan described below.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. The Company initiated the program in February 2015 and during the year ended September 30, 2015, pursuant to the program, we repurchased 482,156 shares of common stock at an average price of $7.22 per share for a total aggregate purchase price of $3.5 million. We repurchased 7,692 shares of our common stock during the three months ended December 31, 2015, in open market transactions at an average price of $7.23 per share. We made no repurchases during the three months ended March 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

During the six months ended March 31, 2016, our Infrastructure Solutions segment entered into an extension of a lease for an office building, operating facility, and warehouse space. The revised lease has a term of ten years and aggregate rent payments of approximately $5.3 million.

Our Residential segment has entered into purchase orders for $1.2 million of copper wire, which we expect to use in our operations within the next 12 months.

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

All of the long-term debt outstanding under our 2012 Credit Facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our 2012 Credit Facility as of March 31, 2016 would cause a $0.1 million pre-tax annual increase in interest expense.

Item 4.	Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Name Change

On April 1, 2016, the Company announced it would change its name to IES Holdings, Inc., effective on or around May 24, 2016, subject to shareholder and regulatory approvals. On April 12, 2016, the Company filed a definitive proxy statement announcing a special shareholder meeting to be held on May 24, 2016, at which shareholders will be asked to vote on the name change. The Company intends to amend its charter to effect the name change shortly following any approval by its shareholders at that meeting.

Item 6.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “ Financial Statements and Supplementary Data” of this Form 10-Q.

(b)	Exhibits

Exhibit No.	Description

3.1 —	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3 —	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

10.1 —	Integrated Electrical Services, Inc. Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (the “Amended and Restated 2006 Equity Incentive Plan”) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on December 28, 2015)

(1)10.2 —	Form of Restricted Stock Award Agreement under the Amended and Restated 2006 Equity Incentive Plan

(1)10.3 —	Form of Stock Option Award Agreement under the Amended and Restated 2006 Equity Incentive Plan

(1)10.4 —	Form of Phantom Stock Unit Award Agreement under the Amended and Restated Equity Incentive Plan

(1)10.5 —	First Amendment, dated as of March 31, 2016, to Sublease Agreement between Tontine Associates, LLC and IES Shared Services, Inc. dated March 29, 2012

(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President,

(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)32.1 —	Section 1350 Certification of Robert W. Lewey, President

(1)32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2016.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer