Form 10-Q
period 2016-06-30
IES Holdings, Inc.
filed 2016-08-08
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-13783

IES Holdings, Inc.

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

On August 8, 2016, there were 21,451,539 shares of common stock outstanding.

IES HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015	5

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended June 30, 2016 and 2015	6-7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2016 and 2015	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	42

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

DEFINITIONS

On May 24, 2016, Integrated Electrical Services, Inc. changed its corporate name to IES Holdings, Inc. In this Quarterly Report on Form 10-Q, the words “IES”, the “Company”, the “Registrant”, “we”, “our”, “ours” and “us” refer to IES Holdings, Inc. and, except as otherwise specified herein, to our subsidiaries.

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

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	June 30,	September 30,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,807	$49,360
Restricted cash	260	—
Accounts receivable:
Trade, net of allowance of $738 and $842, respectively	109,858	92,976
Retainage	20,748	17,453
Inventories	17,432	13,977
Costs and estimated earnings in excess of billings on uncompleted contracts	9,355	12,318
Prepaid expenses and other current assets	4,305	2,956

Total current assets	184,765	189,040

Property and equipment, net	15,253	11,683
Goodwill	39,629	17,249
Intangible assets, net	32,953	4,723
Other non-current assets	4,923	4,015

Total assets	$277,523	$226,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$4
Accounts payable and accrued expenses	90,735	82,910
Billings in excess of costs and estimated earnings on uncompleted contracts	27,647	25,165

Total current liabilities	118,382	108,079

Long-term debt, net of current maturities	30,248	10,234
Other non-current liabilities	6,767	6,983

Total liabilities	155,397	125,296

Noncontrolling interest	1,726	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 and 22,049,529 shares issued and 21,440,583 and 21,475,741 outstanding, respectively	220	220
Treasury stock, at cost, 608,946 and 573,788 shares, respectively	(4,910)	(4,401)
Additional paid-in capital	194,325	193,628
Retained deficit	(69,235)	(88,033)

Total stockholders’ equity	120,400	101,414

Total liabilities and stockholders’ equity	$277,523	$226,710

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenues	$179,599	$144,082
Cost of services	145,602	119,030

Gross profit	33,997	25,052
Selling, general and administrative expenses	25,716	20,546
Contingent consideration expense	66	—
Loss (gain) on sale of assets	34	(47)

Income from operations	8,181	4,553

Interest and other (income) expense:
Interest expense	299	261
Other income, net	(17)	(9)

Income from continuing operations before income taxes	7,899	4,301
(Benefit) provision for income taxes	(2,937)	339

Net income from continuing operations	10,836	3,962

Net loss from discontinued operations	—	(5)

Net income	10,836	3,957

Net income attributable to noncontrolling interest	(31)	—

Comprehensive income attributable to IES Holdings, Inc.	$10,805	3,957

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.50	$0.19
Diluted	$0.50	$0.19

Shares used in the computation of earnings per share:
Basic	21,297,898	21,319,444
Diluted	21,456,634	21,370,634

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Revenues	$490,347	$414,170
Cost of services	400,905	344,707

Gross profit	89,442	69,463
Selling, general and administrative expenses	72,494	58,653
Contingent consideration expense	332	—
Loss (gain) on sale of assets	811	(40)

Income from operations	15,805	10,850

Interest and other (income) expense:
Interest expense	895	860
Other income, net	(49)	(208)

Income from continuing operations before income taxes	14,959	10,198
(Benefit) provision for income taxes	(3,870)	908

Net income from continuing operations	18,829	9,290

Net loss from discontinued operations	—	(231)

Net income	18,829	9,059

Net income attributable to noncontrolling interest	(31)	—

Comprehensive income attributable to IES Holdings, Inc.	$18,798	$9,059

Basic earnings (loss) per share attributable to IES Holdings, Inc.:
From continuing operations	$0.88	$0.43
From discontinued operations	—	(0.01)

Basic earnings per share attributable to IES Holdings, Inc.	$0.88	$0.42

Diluted earnings (loss) per share attributable to IES Holdings, Inc.:
From continuing operations	$0.87	$0.43
From discontinued operations	—	(0.01)

Diluted earnings per share attributable to IES Holdings, Inc.	$0.87	$0.42

Shares used in the computation of earnings (loss) per share:
Basic	21,280,469	21,542,289
Diluted	21,412,343	21,589,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,829	$9,059
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	274	10
Amortization of deferred financing cost	263	230
Depreciation and amortization	3,503	1,806
Loss on sale of assets	832	15
Non-cash compensation	645	325
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(8,039)	(4,072)
Inventories	(208)	2,751
Costs and estimated earnings in excess of billings	2,964	(4,173)
Prepaid expenses and other current assets	(3,098)	(3,047)
Other non-current assets	(1,314)	109
Accounts payable and accrued expenses	1,611	(1,876)
Billings in excess of costs and estimated earnings	2,482	4,880
Other non-current liabilities	(4,840)	194

Net cash provided by operating activities	13,904	6,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,156)	(2,385)
Proceeds from sale of property and equipment	2,200	—
Cash paid for acquisitions, net of cash acquired	(59,698)	(3,112)

Net cash used in investing activities	(59,654)	(5,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	20,026	6
Repayments of debt	(112)	—
Options exercised	133	—
Purchase of treasury stock	(590)	(3,246)
Changes in restricted cash	(260)	—

Net cash provided by (used in) financing activities	19,197	(3,240)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,553)	(2,526)
CASH AND CASH EQUIVALENTS, beginning of period	49,360	47,342

CASH AND CASH EQUIVALENTS, end of period	$22,807	$44,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$651	$594
Cash paid for income taxes	$1,288	$517

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

On May 24, 2016, Integrated Electrical Services, Inc. changed its corporate name to IES Holdings, Inc. IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of markets. Our operations are currently organized into four principal business segments, based upon the nature of our current products and services:

•	Communications – Nationwide provider of technology infrastructure products and services to large corporations and independent businesses.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•	Commercial & Industrial – Provider of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

•	Infrastructure Solutions - Provider of electrical and mechanical solutions to domestic and international customers.

The words “IES”, the “Company”, “we”, “our”, and “us” refer to IES Holdings, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.

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

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Noncontrolling Interest

In conjunction with our purchase of STR Mechanical, LLC (“STR”) during the third quarter of fiscal 2016, we acquired a controlling interest of 80 percent of the membership interests of STR. The remaining 20 percent interest, which was retained by the third party sellers, is identified in our financials as noncontrolling interest and is classified outside of permanent equity on our consolidated balance sheet. See Note 13 – Acquisitions and Divestitures for further discussion.

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

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (“ASU 2016-09”). ASU 2016-09 eliminates additional paid in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and the accounting for forfeitures is also changing. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We expect to early adopt ASU 2016-09 in the quarter ended December 31, 2016. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

2. CONTROLLING SHAREHOLDER

At June 30, 2016, Tontine Capital Partners, L.P. together with its affiliates (collectively “Tontine”) was the Company’s controlling shareholder, owning approximately 62.4% of the Company’s outstanding common stock according to a Schedule 13D/A filed with the SEC by Tontine on March 25, 2016. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

David B. Gendell, the brother of Jeffrey Gendell, the founder and managing member of Tontine, has been a member of the Company’s Board of Directors since February, 2012, and has served as the Company’s non-executive Chairman of the Board since January, 2015. Mr. David Gendell is also an employee of Tontine.

On March 29, 2012, the Company entered into a two-year sublease agreement with Tontine Associates, LLC, an affiliate of Tontine, for corporate office space in Greenwich, Connecticut, with monthly payments due in the amount of $6. The lease was renewed for a two-year term in March 2014 at approximately the same payment level, and for a three-year term in April 2016 with an increase in the rent to $8, reflecting the increase paid by Tontine Associates, LLC to its landlord and increased use of the corporate office space. The lease has terms at market rates and payments by the Company are at a rate consistent with that paid by Tontine Associates, LLC to its landlord.

3. DEBT

At June 30, 2016 and September 30, 2015, our long-term debt of $30,248 and $10,234, respectively, relates to amounts drawn on our revolving credit facility. The increase in debt relates to $20,000 drawn during the three months ended June 30, 2016, in connection with our acquisition of Technibus, Inc. on June 15, 2016. See Note 13 – Business Combinations and Divestitures for further discussion.

Amendment to 2012 Credit Facility

On May 3, 2016, we amended our revolving credit facility (as amended, the “2012 Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). This amendment increased the maximum revolver amount under the 2012 Credit Facility from $60,000 to $70,000, and extended the maturity date by one year to August 9, 2019. In addition, as further described below, the amendment reduced the interest rate charged under the 2012 Credit Facility, modified the calculation of amounts available under the 2012 Credit Facility, resulting in an increase in available borrowing capacity, created new minimum thresholds for liquidity and Excess

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Availability (as defined in our amended and restated credit and security agreement under the 2012 Credit Facility (the “Amended Credit Agreement”)), and modified the thresholds of liquidity and Excess Availability below which the Company must maintain a specified Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement).

Terms of 2012 Credit Facility

The 2012 Credit Facility contains customary affirmative, negative and financial covenants, which were adjusted in the May 3, 2016 amendment. At June 30, 2016, we were subject to the financial covenant requiring, at any time that our Liquidity (the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability) is less than $14,000 or our Excess Availability is less than $7,000, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. Additionally, pursuant to the amendment, we are required to maintain minimum Liquidity of $8,750 and Excess Availability of $4,380 at all times. At June 30, 2016, our Liquidity was $53,203 and our Excess Availability was $30,396, and as such, we were not required to maintain a Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at June 30, 2016, our Fixed Charge Coverage Ratio was 14.2:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at June 30, 2016, provides us with the ability to use cash on hand or to draw on our 2012 Credit Facility such that we can fall below the $7,000 Excess Availability and $14,000 Liquidity thresholds described above without violating our financial covenant.

If in the future our Liquidity or Excess Availability fall below $14,000 or $7,000, respectively, and at that time our Fixed Charge Coverage Ratio is less than 1.0:1.0, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under our 2012 Credit Facility, it would result in an event of default under our 2012 Credit Facility, which could result in some or all of our indebtedness becoming immediately due and payable.

Borrowings under the 2012 Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables, inventories and personal property and equipment. The amendment modified the calculation of amounts available under the 2012 Credit Facility, by increasing our advance rates and expanding the types of assets to be included in our borrowing base, resulting in an increase in available borrowing capacity.

Under the terms of the 2012 Credit Facility, amounts outstanding bear interest at a per annum rate equal to a Daily Three Month LIBOR (as defined in the Credit Agreement), plus an interest rate margin, which is determined quarterly, based on the thresholds below. The amendment reduced the interest rate margin from between 2.00 and 3.00 percent to a range from 1.75 to 2.25 percent.

Level	Thresholds	Interest Rate Margin
I	If liquidity is less than $24,500 at any time during the period	2.25 percentage points

II	If liquidity is greater than or equal to $24,500 at all times during the period and less than $35,000 at any time during the period	2.00 percentage points

III	If liquidity is greater than or equal to $35,000 at all times during the period	1.75 percentage points

Certain amounts up to $3,000, as set forth in the Amended Credit Agreement, accrue interest based on an Interest Rate Margin of 3.25%. In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.375% per annum, (2) a collateral monitoring fee ranging from $1 to $2, based on the then-applicable interest rate margin, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Amended Credit Agreement.

At June 30, 2016, the carrying value of amounts outstanding on our Revolving Loan (as defined under the Amended Credit Agreement) approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a level 2 measurement.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

4. PER SHARE INFORMATION

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Numerator:
Net income from continuing operations attributable to common shareholders of IES Holdings, Inc.	$10,747	$3,927
Net income from continuing operations attributable to restricted shareholders of IES Holdings, Inc.	58	35

Net income from continuing operations attributable to IES Holdings, Inc.	10,805	3,962

Net loss from discontinued operations attributable to common shareholders of IES Holdings, Inc.	—	(5)

Net loss from discontinued operations attributable to IES Holdings, Inc.	—	(5)

Net income attributable to common shareholders	10,747	3,922
Net income attributable to restricted shareholders	58	35

Net income attributable to IES Holdings, Inc.	$10,805	$3,957

Denominator:
Weighted average common shares outstanding — basic	21,297,898	21,319,444
Effect of dilutive stock options and non-vested restricted stock	158,736	51,190

Weighted average common and common equivalent shares outstanding — diluted	21,456,634	21,370,634

Earnings per share attributable to IES Holdings, Inc.:

Basic	$0.50	$0.19
Diluted	$0.50	$0.19

	Nine Months Ended June 30,
	2016	2015
Numerator:
Net income from continuing operations attributable to common shareholders of IES Holdings, Inc.	$18,641	$9,258
Net income from continuing operations attributable to restricted shareholders of IES Holdings, Inc.	157	32

Net income from continuing operations attributable to IES Holdings, Inc.	18,798	9,290

Net loss from discontinued operations attributable to common shareholders of IES Holdings, Inc.	—	(231)

Net loss from discontinued operations attributable to IES Holdings, Inc.	—	(231)

Net income attributable to common shareholders	18,641	9,027
Net income attributable to restricted shareholders	157	32

Net income attributable to IES Holdings, Inc.	$18,798	$9,059

Denominator:
Weighted average common shares outstanding — basic	21,280,469	21,542,289
Effect of dilutive stock options and non-vested restricted stock	131,874	47,148

Weighted average common and common equivalent shares outstanding — diluted	21,412,343	21,589,437

Basic earnings (loss) per share attributable to IES Holdings, Inc.:

From continuing operations	$0.88	$0.43
From discontinued operations	—	(0.01)

Basic earnings per share attributable to IES Holdings, Inc.	$0.88	$0.42

Diluted earnings (loss) per share attributable to IES Holdings, Inc.:

From continuing operations	$0.87	$0.43
From discontinued operations	—	(0.01)

Diluted earnings per share attributable to IES Holdings, Inc.	$0.87	$0.42

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

For the three and nine months ended June 30, 2016 and 2015, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three and nine months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30, 2016
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$48,702	$56,867	$59,512	$14,518	$—	$179,599
Cost of services	40,487	43,388	51,882	9,845	—	145,602

Gross profit	8,215	13,479	7,630	4,673	—	33,997
Selling, general and administrative	5,185	9,237	4,771	3,248	3,275	25,716
Contingent consideration	—	—	—	66	—	66
(Gain) loss on sale of assets	—	—	(17)	51	—	34

Income (loss) from operations	$3,030	$4,242	$2,876	$1,308	$(3,275)	$8,181

Other data:

Depreciation and amortization expense	$153	$122	$410	$897	$74	$1,656
Capital expenditures	$122	$393	$377	$109	$71	$1,072
Total assets	$53,711	$40,008	$58,559	$92,559	$32,686	$277,523

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

	Three Months Ended June 30, 2015
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$35,516	$52,991	$44,406	$11,169	$—	$144,082
Cost of services	28,451	42,615	39,161	8,803	—	119,030

Gross profit	7,065	10,376	5,245	2,366	—	25,052
Selling, general and administrative	4,275	7,709	3,776	2,463	2,323	20,546
Gain on sale of assets	(31)	—	(16)	—	—	(47)

Income (loss) from operations	$2,821	$2,667	$1,485	$(97)	$(2,323)	$4,553

Other data:

Depreciation and amortization expense	$141	$120	$71	$236	$68	$636
Capital expenditures	$174	$64	$130	$366	$—	$734
Total assets	$39,096	$37,690	$45,776	$28,266	$61,678	$212,506

	Nine Months Ended June 30, 2016
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$128,813	$162,381	$158,923	$40,230	$—	$490,347
Cost of services	105,855	124,459	141,237	29,354	—	400,905

Gross profit	22,958	37,922	17,686	10,876	—	89,442
Selling, general and administrative	14,877	26,856	13,014	9,062	8,685	72,494
Contingent consideration	—	—	—	332	—	332
(Gain) loss on sale of assets	—	—	(17)	828	—	811

Income (loss) from operations	$8,081	$11,066	$4,689	$654	$(8,685)	$15,805

Other data:

Depreciation and amortization expense	$410	$364	$845	$1,674	$210	$3,503
Capital expenditures	$685	$537	$563	$300	$71	$2,156
Total assets	$53,711	$40,008	$58,559	$92,559	$32,686	$277,523

	Nine Months Ended June 30, 2015
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$95,269	$151,753	$132,677	$34,471	$—	$414,170
Cost of services	78,132	122,523	117,331	26,721	—	344,707

Gross profit	17,137	29,230	15,346	7,750	—	69,463
Selling, general and administrative	11,377	22,741	11,155	6,795	6,585	58,653
(Gain) loss on sale of assets	(24)	4	(18)	(2)	—	(40)

Income (loss) from operations	$5,784	$6,485	$4,209	$957	$(6,585)	$10,850

Other data:

Depreciation and amortization expense	$388	$362	$207	$640	$209	$1,806
Capital expenditures	$644	$257	$297	$1,023	$164	$2,385
Total assets	$39,096	$37,690	$45,776	$28,266	$61,678	$212,506

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

6. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated effective February 9, 2016, following approval by shareholders at the Company’s 2016 Annual Shareholders’ Meeting (as so amended and restated, the “Amended Plan), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Amended Plan, of which approximately 1,031,771 shares are available for issuance at June 30, 2016. The terms of the Amended Plan are described further in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which was filed with the SEC on December 28, 2015.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. The Company initiated the program in February 2015 and during the year ended September 30, 2015, pursuant to the program, we repurchased 482,156 shares of common stock at an average price of $7.22 per share for a total aggregate purchase price of $3.5 million. We repurchased 39,237 shares of our common stock during the three months ended June 30, 2016, in open market transactions at an average price of $11.82 per share. We repurchased 46,929 shares of our common stock during the nine months ended June 30, 2016, in open market transactions at an average price of $11.07 per share.

Treasury Stock

During the nine months ended June 30, 2016, we repurchased 6,084 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the Amended Plan, 46,929 shares of common stock were repurchased on the open market pursuant to our share repurchase program, and 7,500 shares of common stock were forfeited by former employees and returned to treasury stock. The Company had 6,859 shares returned to treasury stock during the same period related to the satisfaction of an obligation in connection with a reconciliation of our shares of common stock offered in exchange for shares of MISCOR Group, Ltd during our 2013 acquisition of that company. During the nine months ended June 30, 2016, from treasury stock we issued 4,714 unrestricted shares to members of our Board of Directors as part of their overall compensation, and 27,500 unrestricted shares to satisfy the exercise of outstanding options.

Restricted Stock

During the three months ended June 30, 2016 and 2015, we recognized $130 and $127, respectively, in compensation expense related to our restricted stock awards. During the nine months ended June 30, 2016 and 2015, we recognized $392 and $153, respectively, in compensation expense related to our restricted stock awards. At June 30, 2016, the unamortized compensation cost related to outstanding unvested restricted stock was $893.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the non-employee members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each non-employee director upon their departure from the Board

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

of Directors. We record compensation expense for the full value of the grant on the date of grant. For the three months ended June 30, 2016 and 2015, we recognized $34 and $140, respectively in compensation expense related to these grants. During the nine months ended June 30, 2016 and 2015, we recognized $102 and $200, respectively in compensation expense related to these grants.

Performance Based Phantom Stock Units

Performance based phantom stock units (“PPSUs”) are a contractual right in respect of one share of the Company’s common stock. The PPSUs will generally become vested, if at all, upon the achievement of certain specified performance objectives and continued performance of services through mid-December 2018. During the nine months ended June 30, 2016, the Company granted an aggregate of 420,000 three-year performance-based PPSUs. The vesting of these awards is subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels. For the three and nine months ended June 30, 2016, we recognized compensation expense of $22 and $66, respectively, related to these grants.

Performance Cash Units

Performance based phantom cash units (“PPCUs”) are a contractual right to cash payment of $20 dollars per PPCU. The PPCUs will generally become vested, if at all, upon achievement of certain specified performance objectives and continued performance of services through mid-December 2018. During the nine months ended June 30, 2016, the Company granted an aggregate of 30,000 three-year performance-based PPCUs. The PPCUs are payable in cash and payment is not deemed probable as of June 30, 2016. Therefore, we have recognized no expense related to these grants.

Stock Options

During the three months ended June 30, 2016 and 2015, we recognized compensation expense of $17 and $19, respectively, related to our stock option awards. During the nine months ended June 30, 2016 and 2015, we recognized $50 and $(61), respectively, in compensation expense related to our stock option awards. The net benefit in 2015 relates to a revision in forfeiture assumptions upon the departure of the Company’s Chairman and CEO in January 2015, at which time he forfeited unvested stock options. At June 30, 2016, the unamortized compensation cost related to outstanding unvested stock options was $42.

Exercise of Options

During the three and nine months ended June 30, 2016, in connection with the exercise of 12,500 and 27,500 outstanding stock options, we received $72 and $133, respectively. The aggregate intrinsic value of these shares exercised was $247.

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

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Investment in EnerTech

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Carrying value	$919	$919
Unrealized gains	80	66

Fair value	$999	$985

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. There was no impairment for the nine months ended June 30, 2016 or 2015.

EnerTech’s general partner, with the consent of the fund’s investors, has extended the fund through December 31, 2016. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2017 with the consent of the fund’s valuation committee.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plans. During the three months ended June 30, 2016 and 2015, we recognized $247 and $100, respectively, in matching expense. During the nine months ended June 30, 2016 and 2015, we recognized $525 and $283, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $858 and $871 recorded as of June 30, 2016 and September 30, 2015, respectively, related to such plans.

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

At June 30, 2016, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and a contingent consideration liability related to our acquisition of Calumet Armature & Electric, LLC in October 2015.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	June 30, 2016
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$575	$575	$—
Executive savings plan liabilities	(462)	(462)	—
Contingent consideration	780	—	780

Total	$893	$113	$780

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

In the first quarter of 2016, we entered into a contingent consideration arrangement related to a business combination. Please see Note 13 – Business Combinations and Divestitures for further discussion. At June 30, 2016, we estimated the fair value of the contingent consideration liability at $780 . The table below presents a reconciliation of the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair Value at September 30, 2015	$—
Issuances	448
Adjustments to Fair Value	332

Fair Value at June 30, 2016	$780

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

10. INVENTORY

Inventories consist of the following components:

	June 30, 2016	September 30, 2015
Raw materials	$3,223	$1,641
Work in process	3,943	2,641
Finished goods	1,071	1,199
Parts and supplies	9,195	8,496

Total inventories	$17,432	$13,977

11. GOODWILL AND INTANGIBLE ASSETS

The following is a progression of goodwill by segment for the nine months ended June 30, 2016:

	Residential	Commercial & Industrial	Infrastructure Solutions	Total
Goodwill at September 30, 2015	$8,631	$—	$8,618	$17,249
Acquisitions “Note 13”	—	3,676	19,281	22,957
Divestitures “Note 13”	—	—	(577)	(577)

Goodwill at June 30, 2016	$8,631	$3,676	$27,322	$39,629

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

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)	June 30, 2016
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	8 - Indefinite	$3,845	$80	$3,765
Technical library	20	400	56	344
Customer relationships	8 - 15	27,314	1,487	25,827
Covenants not to compete	3	140	140	—
Developed technology	4	400	333	67
Backlog	1	1,571	257	1,314
Construction contracts	1	2,191	555	1,636

Total		$35,861	$2,908	$32,953

	Estimated Useful Lives (in Years)	September 30, 2015
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	8 - Indefinite	$1,400	$9	$1,391
Technical library	20	400	41	359
Customer relationships	8 - 12	3,600	788	2,812
Covenants not to compete	3	140	121	19
Developed technology	4	400	258	142

Total		$5,940	$1,217	$4,723

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

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

The following is a discussion of our significant legal matters:

Capstone Construction Claims

From 2003 to 2005, two of our former subsidiaries performed HVAC and electrical work under contract with Capstone Building Corporation (“Capstone”) on a university student housing project in Texas. In 2005, our subsidiaries filed for arbitration against Capstone, seeking payment for work performed, change orders and other impacts. The parties settled those claims, and the release included a waiver of warranties associated with any of the HVAC work. Several years later the subsidiaries discontinued operations, and the Company sold their assets.

On October 24, 2013, Capstone filed a petition in the 12th Judicial District Court of Walker County, Texas against these subsidiaries, among other subcontractors, seeking contribution, defense, indemnity and damages for breach of contract in connection with alleged construction defect claims brought against Capstone by the owner of the student housing project. The owner claims $9,600 in damages, plus attorneys’ fees and costs against Capstone, which Capstone is seeking to recover from the subcontractors. The claims against the Company are based on alleged defects in the mechanical design, construction and installation of the HVAC and electrical systems performed by our former subsidiaries.

Based on the settlement reached in the 2005 arbitration, we moved for, and the District Court granted us, summary judgment, dismissing all of Capstone’s claims in the 2013 lawsuit. Capstone appealed, and on April 28, 2016, the 10th Court of Appeals, Waco, Texas Division, reversed the ruling with respect to the indemnity claims and remanded the case back to the District Court. We intend to file a petition for review to the Texas Supreme Court. Should the Texas Supreme Court agree that the claims should be remanded to the District Court, the Company will defend the claims and expects ultimately to prevail on the merits, but there can be no assurance that the Company will prevail or that it will not incur costs and liability for indemnity in connection with resolution of the claims. To date, the Company has not established a reserve with respect to this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not reasonably estimable.

Ward Transformer Site

Private Action

In April 2009, Carolina Power and Light Company and Consolidation Coal Company filed suit in the U.S. District Court for the Eastern District of North Carolina (Western Division) against a number of entities, including one of our subsidiaries, to recover costs to remove Polychlorinated Byphenyls (“PCB”) contamination at Ward Transformer, an electric transformer resale and reconditioning facility located in Raleigh, North Carolina (the “Private Action”). Plaintiffs had been ordered under a settlement agreement with the U.S. Environmental Protection Agency (the “EPA”) to clean up the onsite contamination, including the groundwater underneath the facility, and were seeking to recover costs associated with the clean-up from other potentially responsible parties (“PRPs”). During the first quarter of fiscal year 2016, the parties to this matter reached an agreement in principle to settle the Company’s exposure, and following the first quarter, the parties settled this matter. The agreed upon settlement was fully accrued at September 30, 2015 and paid during the nine months ended June 30, 2016.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

EPA Action

Contamination outside of and downstream from the Ward Transformer site is not subject to the Private Action. The EPA has not yet assessed costs for that portion of the remediation, and has not entered into any settlement agreement with any party to begin clean-up. While the costs to remediate the offsite conditions remain unknown, certain of the parties with larger exposure have agreed to undertake the clean-up. During the first quarter of fiscal year 2016, these parties agreed in principle to release several types of PRPs from liability for a nominal amount based on their limited involvement in the site, and following the third quarter, we settled this matter for $15, which we expect to pay in the fourth quarter.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses up to the deductible amounts, or losses that are not covered under our policies, are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2016 and September 30, 2015, we had $4,765 and $4,518, respectively, accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of June 30, 2016 and September 30, 2015, we had $285 and $464, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At both June 30, 2016 and September 30, 2015, $6,347 of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of June 30, 2016, the estimated cost to complete our bonded projects was approximately $55,706. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At June 30, 2016, $571 of our outstanding letters of credit were to collateralize our vendors.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2016, we had such purchase orders totaling $804. We expect to use all of the materials purchased pursuant to these orders within the next 12 months.

13. BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

The Company completed four acquisitions in the nine months ended June 30, 2016:

•	Technibus Inc. (“Technibus”), a Canton, Ohio based provider of custom engineered, metal enclosed bus duct solutions. Technibus was acquired in June, 2016, and is included in our Infrastructure Solutions segment.

•	An 80% interest in STR Mechanical, LLC (“STR”), a Charlotte, North Carolina-based provider of commercial and industrial mechanical services, including maintenance, repair, and replacement services, and temperature control system installations. STR was acquired in April, 2016, and operates as a subsidiary in IES’s Commercial & Industrial segment.

•	Shanahan Mechanical and Electrical, Inc. (“Shanahan”), a Nebraska-based provider of mechanical and electrical contracting services. Shanahan was acquired in November, 2015, and operates as a subsidiary in IES’s Commercial & Industrial segment.

•	Calumet Armature & Electric, LLC (“Calumet”), an Illinois-based provider of design, manufacturing, assembly, and repair services of electric motors for the industrial and mass transit markets. Calumet was acquired in October, 2015, and is included in our Infrastructure Solutions segment.

The total aggregate consideration of $59,583 for these four acquisitions includes cash consideration of $59,298 and contingent consideration with an acquisition date fair value estimated at $448. Of the cash consideration, $58,448 was paid at closing, and the remaining $850 was paid within 90 days subsequent to the transaction dates, in accordance with working capital settlement provisions pursuant to the agreements with the sellers. The contingent consideration arrangement relates to the purchase of Calumet, and provides that a maximum of $2,250 may be earned over the three year period ended December 31, 2018. As of June 30, 2016 the fair value of the contingent consideration arrangement was $780 . Based on an increase in the fair value of the liability driven by improved actual and expected financial performance of Calumet, we have recorded additional contingent consideration expense as a component of income from continuing operations.

The Company accounted for the transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations derived from estimated fair value assessments and assumptions used by management are preliminary pending finalization of certain tangible and intangible asset valuations, assessment of deferred taxes, and final agreement on the settlement of acquisition date working capital. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed. This may result in adjustments to the preliminary amounts recorded. The preliminary valuation of the assets acquired and liabilities assumed as of the various acquisition dates is as follows:

Current assets	$14,717
Property and equipment	4,572
Intangible assets (primarily customer relationships)	29,921
Goodwill	22,957
Current liabilities	(5,887)
Deferred tax liability	(5,002)
Noncontrolling interest	(1,695)

Net assets acquired	$59,583

With regard to the $5,002 deferred tax liability recorded in connection with the acquisitions, we reduced a portion of our valuation allowance equal to this deferred tax liability, resulting in a corresponding income tax benefit in the nine months ended June 30, 2016.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

With regard to the goodwill, the balance is attributable to the workforce of the acquired business and other intangibles that do not qualify for separate recognition. In connection with the Technibus transaction, we acquired tax basis of $15,218 with respect to goodwill.

These four acquisitions contributed $10,649 in additional revenue and $1,193 in additional operating income during the three months ended June 30, 2016.

These four acquisitions contributed $19,613 in additional revenue and $1,841 in additional operating income during the nine months ended June 30, 2016.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma results of operations include the results of the four acquisitions during three and nine months ended June 30, 2016, described above as if each had been consolidated as of October 1, 2014, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, finalization of the valuations of deferred taxes, fixed assets, and certain intangible assets, as well as other factors, many of which are beyond IES’s control. Cost savings and other synergy benefits resulting from the business combination have not been included in pro forma results.

The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as the recording of depreciation expense in connection with fair value adjustments to property and equipment, amortization expense in connection with recording acquired identifiable intangible assets at fair value, and interest expense calculated on the $20,000 drawn on the Company’s available line of credit at a rate of 2.5%. The unaudited pro forma financial information also includes the effect of certain non-recurring items as of October 1, 2014 such as the $5,002 of tax benefits and acquisition related costs of $681 incurred during the three and nine months ended June 30, 2016, which are shown as if they had been incurred on October 1, 2014.

The supplemental pro forma results of operations for the three and nine months ended June 30, 2016 and 2015, as if the acquisitions had been completed on October 1, 2014, are as follows:

	Unaudited
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Revenues	$183,162	$161,283
Net Income	$6,972	$6,079

	Unaudited
	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Revenues	$515,608	$458,446
Net Income	$15,828	$16,288

Southern Rewinding

On May 21, 2015, our wholly-owned subsidiary Magnetech Industrial Services, Inc. (“Magnetech”) acquired all of the common stock and certain related real estate of Southern Industrial Sales and Services, Inc. (“Southern Rewinding”), a Columbus, Georgia-based motor repair and related field services company, for total consideration of $3,937. Of that amount, $3,137 was paid at closing, with additional consideration of $800 scheduled to be paid through the period ending November 2016. Of that additional amount, $400 was paid during the nine months ended June 30, 2016. Payment of the remaining $400 is subject to Magnetech’s right to hold back certain amounts in respect of seller obligations. After closing, we provided the newly-acquired entity with $1,065 of working capital. Southern Rewinding is included in our Infrastructure Solutions segment.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

The Company accounted for the transaction under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuation of the assets acquired and liabilities assumed as of May 21, 2015 is as follows:

Current assets	$1,225
Property and equipment	911
Intangible assets (primarily customer relationships)	1,700
Non-tax-deductible goodwill	1,532
Current liabilities	(1,431)

Net assets acquired	$3,937

Pro forma revenues and results of operations for the acquisition have not been presented because the effects were not material to the consolidated financial statements.

Divestitures

In February 2016, our Board of Directors approved a plan for the sale of substantially all of the operating assets of HK Engine Components, LLC (“HK”), a wholly-owned subsidiary operating in the Infrastructure Solutions segment. In connection with the sale, we allocated $577 of goodwill to the disposal group. In conjunction with the write down of these assets to their net realizable value of $2,200, we then recognized a loss of $828, recorded within “Loss on sale of assets” within our Condensed Consolidated Statement of Comprehensive Income for the nine months ended June 30, 2016. The sale of these assets to a third party was completed on April 15, 2016.

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

OVERVIEW

Executive Overview

Please refer to Item 1, “Business” of our Annual Report on Form 10-K for the year ended September 30, 2015, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, is a holding company that owns and manages diverse operating subsidiaries, comprised of providers of industrial products and infrastructure services to a variety of end markets. Our operations are currently organized into four principal business segments: Communications, Residential, Commercial & Industrial, and Infrastructure Solutions.

Business Combinations

During the nine months ended June 30, 2016, and in furtherance of our strategy of acquiring or investing in complementary or stand-alone platform businesses, we acquired four businesses to be operated within our existing Infrastructure Solutions and Commercial & Industrial business segments, respectively.

•	On October 30, 2015, a subsidiary of our Infrastructure Solutions segment acquired Calumet Armature & Electric, LLC (“Calumet”), an Illinois-based provider of design, manufacturing, assembly, and repair services of electric motors for the industrial and mass transit markets. We expect the acquisition of Calumet to both support expansion into new end customers through the added capability of new armature manufacturing and enhance our presence in the Great Lakes region.

•	On November 20, 2015, a subsidiary of our Commercial & Industrial segment acquired Shanahan Mechanical and Electrical, Inc. (“Shanahan”), a Nebraska-based provider of mechanical and electrical contracting services. We believe the Shanahan acquisition will not only enhance the Company’s current mechanical contracting expertise, but also accelerate our entry into the Lincoln, Nebraska market, an area that our Holdrege, Nebraska location has targeted for expansion.

•	On April 27, 2016, a wholly-owned subsidiary of our Commercial & Industrial segment acquired an 80% interest in STR Mechanical, LLC (“STR”), a Charlotte, North Carolina-based provider of commercial and industrial mechanical services, including maintenance, repair, and replacement services, and temperature control system installations. We believe the acquisition of STR will diversify the revenue sources and enhance the capabilities of our Commercial & Industrial segment.

•	On June 15, 2016, a wholly-owned subsidiary of our Infrastructure Solutions segment acquired Technibus, Inc. (“Technibus”), a Canton, Ohio-based provider of custom-engineered, metal enclosed bus duct solutions. We expect the acquisition of Technibus will allow us to expand the offerings of our Infrastructure Solutions segment to include customer engineered solutions, in addition to its current focus on industrial repairs and services.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Three Months Ended June 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$179,599	100.0%	$144,082	100.0%
Cost of services	145,602	81.1%	119,030	82.6%

Gross profit	33,997	18.9%	25,052	17.4%
Selling, general and administrative expenses	25,716	14.3%	20,546	14.3%
Contingent consideration	66	0.0%	—	0.0%
Loss (gain) on sale of assets	34	0.0%	(47)	0.0%

Net income from operations	8,181	4.6%	4,553	3.1%

Interest and other (income) expense, net	282	0.2%	252	0.2%

Income from operations before income taxes	7,899	4.4%	4,301	2.9%

Provision for income taxes	(2,937)	(1.6)%	339	0.2%

Net income from continuing operations	10,836	6.0%	3,962	2.7%

Net loss from discontinued operations	—	0.0%	(5)	0.0%

Net income	10,836	6.0%	3,957	2.7%

Net income attributable to noncontrolling interest	(31)	0.0%	—	0.0%

Comprehensive income attributable to IES Holdings, Inc.	$10,805	6.0%	$3,957	2.7%

Consolidated revenues for the three months ended June 30, 2016 were $35.5 million higher than for the three months ended June 30, 2015, an increase of 24.7%, with increases at each of our operating segments. Our four newly acquired businesses contributed $10.6 million of the increase for the three months ended June 30, 2016.

Our overall gross profit percentage increased to 18.9% during the three months ended June 30, 2016 as compared to 17.4% during the three months ended June 30, 2015. Gross profit as a percentage of revenue increased at our Residential, Commercial & Industrial and Infrastructure Solutions segments, partly offset by a decrease at our Communication segment.

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

During the three months ended June 30, 2016, our selling, general and administrative expenses were $25.7 million, or 14.3% of revenue, an increase of $5.2 million, or 25.2%, over the three months ended June 30, 2015. This increase was primarily attributable to increased activity levels across our business, as increased volume levels required additional personnel to support our growth, and higher profitability led to an increase in variable incentive compensation expense of $0.9 million for segment and branch management. Professional services expense, incurred at the holding company level, including expense related to our acquisitions, increased by $0.7 for the three months ended June 30, 2016, compared with the three months ended June 30, 2015. Selling, general and administrative expense incurred at newly acquired businesses contributed $1.7 million of the increase for the three months ended June 30, 2016. See Note 13 – Business Combinations and Divestitures for further information.

	Nine Months Ended June 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$490,347	100.0%	$414,170	100.0%
Cost of services	400,905	81.8%	344,707	83.2%

Gross profit	89,442	18.2%	69,463	16.8%
Selling, general and administrative expenses	72,494	14.8%	58,653	14.2%
Contingent consideration	332	0.1%	—	0.0%
Loss (gain) on sale of assets	811	0.2%	(40)	0.0%

Net income from operations	15,805	3.1%	10,850	2.6%

Interest and other (income) expense, net	846	0.2%	652	0.2%

Income from operations before income taxes	14,959	2.9%	10,198	2.4%

(Benefit) provision for income taxes	(3,870)	(0.8)%	908	0.2%

Net income from continuing operations	18,829	3.7%	9,290	2.2%

Net loss from discontinued operations	—	0.0%	(231)	(0.1)%

Net income	18,829	3.8%	9,059	2.2%

Net income attributable to noncontrolling interest	(31)	0.0%	—	0.0%

Comprehensive income attributable to IES Holdings, Inc.	$18,798	3.7%	$9,059	2.1%

Consolidated revenues for the nine months ended June 30, 2016 were $76.2 million higher than for the nine months ended June 30, 2015, an increase of 18.4%, with increases at each of our operating segments. Our four newly acquired businesses and Southern Rewinding, which was acquired in May 2015, contributed $24.5 million of the revenue increase for the nine months ended June 30, 2016.

Our overall gross profit percentage increased to 18.2% during the nine months ended June 30, 2016 as compared to 16.8% during the nine months ended June 30, 2015. Total gross profit increased at all four of our segments. Gross profit as a percentage of revenue improved at Residential, and Infrastructure Solutions, slightly offset by decreases at our Communications and Commercial & Industrial segments.

During the nine months ended June 30, 2016, our selling, general and administrative expenses were $72.5 million, an increase of $13.8 million, or 23.6%, over the nine months ended June 30, 2015. This increase was primarily attributable to increased activity levels across our business, as increased volume levels required additional personnel to support our growth, and higher profitability led to an increase in variable incentive compensation expense of $2.3 million for segment and branch management. Professional services expense, incurred at the holding company level, including expense related to our acquisitions, increased by $1.0 million for the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015. Selling, general and administrative expense incurred at newly acquired businesses and Southern Rewinding, which was acquired in May 2015, contributed $3.7 million of the increase for the nine months ended June 30, 2016. See Note 13 – Business Combinations and Divestitures for further information.

Communications

	Three Months Ended June 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$48,702	100.0%	$35,516	100.0%

Gross profit	8,215	16.9%	7,065	19.9%
Selling, general and administrative expenses	5,185	10.6%	4,275	12.0%

Revenue. Our Communications segment revenues increased by $13.2 million during the three months ended June 30, 2016, a 37.1% increase compared to the three months ended June 30, 2015. The increase is the result of both the expansion of our customer base and additional work with existing customers. Revenues from data center work increased by $7.7 million for the three months ended June 30, 2016, as compared with the same period in 2015. Additionally, we continue to expand our business in areas such as wireless access, audio visual, and structured cabling.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2016 increased $1.2 million, or 16.3%, as compared to the three months ended June 30, 2015. Gross profit as a percentage of revenue decreased 3.0% to 16.9% for the three months ended June 30, 2016, as we have taken on several projects where we are paid based on our cost incurred plus an agreed upon margin. This work is generally lower risk, and is typically performed at lower margins than the fixed price arrangements which comprise the majority of the work we perform. Additionally, for the quarter ended June 30, 2015, we benefitted from certain project efficiency gains which did not recur in the quarter ended June 30, 2016.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $0.9 million, or 21.3%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of higher personnel cost, particularly related to adding personnel in sales and estimating in support of our growing business. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 1.4% to 10.6% of segment revenue during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, largely as a result of lower incentive compensation expense as a percent of revenue during the quarter ended June 30, 2016. Incentive compensation for division management is based on both earnings and cash flow, and decreased during the quarter ended June 30, 2016 as a result of an increase in working capital needs during the quarter.

	Nine Months Ended June 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$128,813	100.0%	$95,269	100.0%

Gross profit	22,958	17.8%	17,137	18.0%
Selling, general and administrative expenses	14,877	11.5%	11,377	11.9%

Revenue. Our Communications segment revenues increased by $33.5 million during the nine months ended June 30, 2016, a 35.2% increase, compared to the nine months ended June 30, 2015. The increase is the result of both the expansion of our customer base and additional work with existing customers. We continue to expand our business in areas such as high-tech distribution centers, audio visual and security, and wireless access. Revenues from data center work increased by $25.0 million for the nine months ended June 30, 2016 compared with the nine months ended June 30, 2015.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2016 increased $5.8 million, or 34.0%, as compared to the nine months ended June 30, 2015. Gross profit as a percentage of revenue decreased 0.2% to 17.8% for the nine months ended June 30, 2016, as we experienced some inefficiency on a project which was completed during the quarter ended March 31, 2016.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $3.5 million, or 30.8%, during the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 as a result of higher personnel cost, including increased incentive compensation associated with higher profitability. Additionally, we have continued to invest in the necessary infrastructure to support the growing volume of business. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 0.4% to 11.5% of segment revenue during the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015.

Residential

	Three Months Ended June 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$56,867	100.0%	$52,991	100.0%

Gross profit	13,479	23.7%	10,376	19.6%
Selling, general and administrative expenses	9,237	16.2%	7,709	14.5%

Revenue. Our Residential segment revenues increased by $3.9 million during the three months ended June 30, 2016, an increase of 7.3% as compared to the three months ended June 30, 2015. Single-family construction revenues increased by $5.6 million, primarily driven by our Texas operations, where the economy has experienced continued growth and population expansion. Although demand for housing in the greater Houston area has been affected by a downturn in the oil and gas market, we have been successful in growing our market share despite this slowing demand. Revenue from solar installations increased by $0.2 million, and cable and service revenues increased by $1.1 million for three months ended June 30, 2016 as compared with the same period in 2015, primarily as a result of an expansion of our service area. However, these increases were partly offset by a decrease in multi-family revenues, which declined by $3.0 million year over year. Demand for multi-family housing has been increasing in the Southeastern region, leading to an increase in our backlog. However, as a result of labor constraints experienced by framing contractors and other trades, many of these projects have been delayed.

Gross Profit. During the three months ended June 30, 2016, our Residential segment experienced a $3.1 million, or 29.9%, increase in gross profit as compared to the three months ended June 30, 2015. The increase in gross profit was driven primarily by single-family projects. As demand has increased within the single-family business, a higher volume of activity contributed to our ability to improve operating efficiency, and we have also reduced costs on materials such as fixtures. In addition, although our multi-family business experienced a decrease in revenues, gross margins increased, as a result of improved project efficiency during 2016.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.5 million, or 19.8%, increase in selling, general and administrative expenses during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily as a result of higher variable compensation and a $0.7 million increase in incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased to 16.2% of segment revenue during the three months ended June 30, 2016 compared to 14.5% in the three months ended June 30, 2015.

	Nine Months Ended June 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$162,381	100.0%	$151,753	100.0%

Gross profit	37,922	23.4%	29,230	19.3%
Selling, general and administrative expenses	26,856	16.5%	22,741	15.0%

Revenue. Our Residential segment revenues increased by $10.6 million during the nine months ended June 30, 2016, an increase of 7.0% as compared to the nine months ended June 30, 2015. Single-family construction revenues increased by $17.5 million, primarily driven by our Texas operations, where the economy has experienced continued growth and population expansion. Although demand for housing in the greater Houston area has been affected by a downturn in the oil and gas market, we have been successful in growing our market share despite this slowing demand. Revenue from solar installations increased by $2.0 million, and cable and service revenues increased by $3.5 million for nine months ended June 30, 2016 as compared with the same period in 2015, primarily as a result of an expansion of our service area. However, these increases were partly offset by a decrease in multi-family revenues, which declined by $12.1 million year over year. Demand for multi-family housing has been increasing in the Southeastern region, leading to an increase in our backlog. However, as a result of labor constraints experienced by framing contractors and other trades, many of these projects have been delayed.

Gross Profit. During the nine months ended June 30, 2016, our Residential segment experienced an $8.7 million, or 29.7%, increase in gross profit as compared to the nine months ended June 30, 2015. Gross profit increased primarily due to a higher volume of single-family projects. Gross margin percentage increased within single-family, as demand for single-family housing has increased and efficiency has improved, and we have reduced costs on materials such as fixtures. The multi-family business also reported an increase in gross margin, driven by improved project efficiency within our multi-family business during 2016.

Selling, General and Administrative Expenses. Our Residential segment experienced a $4.1 million, or 18.1%, increase in selling, general and administrative expenses during the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015, driven by increased compensation expense, primarily as a result of an increase of $0.9 million in variable compensation and incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased 1.5% to 16.5% of segment revenue during the nine months ended June 30, 2016.

Commercial & Industrial

	Three Months Ended June 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$59,512	100.0%	$44,406	100.0%

Gross profit	7,630	12.8%	5,245	11.8%
Selling, general and administrative expenses	4,771	8.0%	3,776	8.5%

Revenue. Revenues in our Commercial & Industrial segment increased $15.1 million during the three months ended June 30, 2016, an increase of 34.0% compared to the three months ended June 30, 2015. The increase in revenue was driven by an increase in large project work in our East and Southeast locations, more specifically projects within the office/retail, warehouse/distribution and industrial sectors, for three months ended June 30, 2016 as compared with the three months ended June 30, 2015. Additionally, revenue for the quarter ended June 30, 2016, included $4.7 million from Shanahan, which was acquired in November 2015, and $1.8 million from STR, which we acquired in April 2016. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2016 increased by $2.4 million, or 45.5%, as compared to the three months ended June 30, 2015, which was driven by the increased volume in revenue combined with improved project execution for the three months ended June 30, 2016, as compared with the same period in 2015. Gross profit for the quarter ended June 30, 2016 included $1.1 million from the acquired Shanahan and STR businesses. These newly acquired businesses have generally performed at higher gross margins than our existing business.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2016 increased $1.0 million, or 26.4%, compared to the three months ended June 30, 2015, but decreased as a percentage of revenue, as we benefitted from improved efficiency in connection with a higher volume of activity. Expense for the three months ended June 30, 2016 included $0.6 million incurred by the Shanahan and STR businesses.

	Nine Months Ended June 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$158,923	100.0%	$132,677	100.0%

Gross profit	17,686	11.1%	15,346	11.6%
Selling, general and administrative expenses	13,014	8.2%	11,155	8.4%

Revenue. Revenues in our Commercial & Industrial segment increased $26.2 million during the nine months ended June 30, 2016, an increase of 19.8% compared to the nine months ended June 30, 2016. The increase in revenue was driven by an increase in large project work in our East and Southeast locations, more specifically projects within the office/retail, warehouse/distribution and industrial sectors for the nine months ended June 30, 2016 as compared with the nine months ended June 30, 2015. The increase in demand in the East and Southeast was partly offset by decreased demand in the Northwest for the nine months ended June 30, 2016. Revenue for the nine months ended June 30, 2016 also included $11.7 million from the Shanahan and STR acquisitions. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2016 increased 15.3%, as compared to the nine months ended June 30, 2015. However, gross profit as a percentage of revenue decreased from 11.6% for the nine months ended June 30, 2015 to 11.1% for the nine months ended June 30, 2016, as we experienced project delays and resulting inefficiencies in certain locations combined with a more favorable mix of projects in progress during the same period prior year. Additionally, we incurred higher costs related to our insurance programs, and a charge of $0.5 million upon the settlement of a dispute related to a project completed in a prior year. Gross profit for the nine months ended June 30, 2016 also included $1.8 related to the acquired Shanahan and STR businesses

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2016 increased $1.9 million, or 16.7%, compared to the nine months ended June 30, 2015, but decreased slightly as a percentage of revenue. The year over year increase is primarily due to increased employment expenses of $1.3 million related to expanded service activities within the segment. Additionally, expense for the nine months ended June 30, 2016 included $1.2 million incurred by the Shanahan and STR businesses.

Infrastructure Solutions

	Three Months Ended June 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$14,518	100.0%	$11,169	100.0%
Gross profit	4,673	32.2%	2,366	21.2%
Selling, general and administrative expenses	3,248	22.4%	2,463	22.1%
Contingent consideration	66	0.5%	0	0.0%

Loss on sale of assets	51	0.4%	0	0.0%

Revenue. Revenues in our Infrastructure Solutions segment increased $3.3 million during the three months ended June 30, 2016, an increase of 30.0% compared to the three months ended June 30, 2015. The increase in revenue was driven by $5.1 million of additional revenue contributed by Southern Rewinding, Calumet and Technibus, which were acquired in May 2015, October 2015, and June 2016, respectively. This increase was partly offset by the disposal of substantially all of the operating assets of our HK Engine Components business, which contributed $2.2 million of revenue in the quarter ended June 30, 2015. See Note 13 – Business Combinations and Divestitures for further information.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended June 30, 2016 increased $2.3 million as compared to the three months ended June 30, 2015. The increase is primarily driven by $1.4 million additional margin contributed by Southern Rewinding, Calumet and Technibus. The decrease in gross margin from our engine components business, which we sold in April 2016, was more than offset by improved profitability in our motor repair business, where we have benefitted from a focus on controlling cost and improving workflow efficiency. Additionally, the Southern Rewinding and Calumet businesses have performed at higher profit margins than our other motor repair businesses as a result of their product offerings and the markets they serve.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended June 30, 2016 increased $0.9 million compared to the three months ended June 30, 2015. The increase was primarily the result of general and administrative costs at Southern Rewinding, Calumet and Technibus, which contributed $1.3 million to the increase in expense for the three months ended June 30, 2016. This additional expense was partly offset by reductions in expense for our motor repair business. The reduction in general and administrative expense as a percent of revenue reflects our ability to grow our business efficiently, and benefit from the increased scale of our operations.

	Nine Months Ended June 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$40,230	100.0%	$34,471	100.0%
Gross profit	10,876	27.0%	7,750	22.5%
Selling, general and administrative expenses	9,062	22.5%	6,795	19.7%
Contingent consideration	332	0.8%	0	0.0%
Loss on sale of assets	828	2.1%	(2)	0.0%

Revenue. Revenues in our Infrastructure Solutions segment increased $5.8 million during the nine months ended June 30, 2016, an increase of 16.7% compared to the nine months ended June 30, 2015. The increase was primarily driven by $12.8 million of additional revenue contributed by Southern Rewinding, Calumet and Technibus. These increases were partly offset by a $5.0 million decrease in revenue from our HK Engine Components business, which experienced a reduction in demand for our engine components services by certain of our large rail customers. Substantially all of the operating assets of our engine components business were sold in April 2016 to a third party. See Note 13 – Business Combinations and Divestitures for further information.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the nine months ended June 30, 2016 increased $3.1 million as compared to the nine months ended June 30, 2015. The increase is primarily driven by $4.6 million of additional gross profit contributed by Southern Rewinding, Calumet and Technibus, and improved gross margins in our motor repair business, where we have benefitted from a focus on controlling costs and improving workflow efficiency. These benefits were partly offset by a $1.7 million decrease in gross profit from our engine components business, which we sold in April 2016.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the nine months ended June 30, 2016 increased $2.4 million compared to the nine months ended June 30, 2015. The increase was primarily the result of general and administrative costs incurred at Southern Rewinding, Calumet and Technibus, which increased $2.5 million for the nine months ended June 30, 2016, including intangible amortization for these acquisitions. These additional costs were slightly offset by reduced expense for our motor repair business, and the elimination of general and administrative costs associated with our engine components business.

Contingent Consideration. Results of operations from Calumet have outperformed forecast measures used in our original valuation of the contingent consideration agreement, following the acquisition of Calumet. As we now expect to pay higher contingent consideration because of increased profitability, we recorded additional contingent consideration expense of $0.3 million during the nine months ended June 30, 2016.

Loss on Sale of Asset. We recognized $0.8 million in conjunction with the write down to net realizable value of certain assets related to our engine component business. The sale of these assets to a third party pursuant to an asset purchase agreement was finalized on April 15, 2016.

Interest and Other Expense, net

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Interest expense	$219	$182
Deferred financing charges	80	79

Total interest expense	299	261
Other (income) expense, net	(17)	(9)

Total interest and other expense, net	$282	$252

Interest Expense for the three months ended June 30, 2016 and 2015

During the three months ended June 30, 2016, we incurred interest expense of $0.3 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.9 million under the 2012 Credit Facility (as defined under “Liquidity and Capital Resources” below) and an average unused line of credit balance of $44.0 million. This compares to interest expense of $0.3 million for the three months ended June 30, 2015, primarily comprised of interest expense from our revolving credit facility and average letter of credit and unused line of credit balances under the 2012 Credit Facility of $6.9 million and $42.9 million, respectively.

	Nine Months Ended June 30,
	2016	2015
	(In thousands)
Interest expense	$632	$630
Deferred financing charges	263	230

Total interest expense	895	860
Other (income) expense, net	(49)	(208)

Total interest and other expense, net	$846	$652

Interest Expense for the nine months ended June 30, 2016 and 2015

During the nine months ended June 30, 2016, we incurred interest expense of $0.9 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.9 million under the 2012 Credit Facility and an average unused line of credit balance of $43.2 million. This compares to interest expense of $0.9 million for the nine months ended June 30, 2015, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.8 million and an average unused line of credit balance of $46.4 million.

PROVISION FOR INCOME TAXES

We reported a benefit from income taxes of $2.9 million for the three months ended June 30, 2016 compared to expense of $0.3 million for the three months ended June 30, 2015. Results for the three months ended June 30, 2016 included a benefit related to the release of $3.6 million of valuation allowance in connection with the acquisition of deferred tax liabilities related to Technibus.

We reported a benefit from income taxes of $3.9 million for nine months ended June 30, 2016 compared to expense of $0.9 million for the nine months ended June 30, 2015. Results for the nine months ended June 30, 2016 included benefits related to the release of $5.0 million of valuation allowance in connection with the acquisition of deferred tax liabilities related to Technibus, Shanahan and Calumet.

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

After a prolonged period of operating losses spanning many years, the Company reported income for the fiscal years ended September 30, 2014 and 2015, and for the nine months ended June 30, 2016.

Over the ten-year period from 2004 through 2013, the Company reported net losses each year, finally returning to profitability in the year ended September 30, 2014. Although we have recently returned to profitability, GAAP guidelines place considerably more weight on historical results and less weight on future projections, and as such, the cumulative pretax losses provide sufficient negative evidence to support the appropriateness of a full valuation allowance. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on a quarterly basis. This evaluation will include new information as it becomes available, including our most recent financial results and expectations about the financial performance of recent acquisitions. To the extent that profitability continues, or other sources of future taxable income become more likely, our conclusion regarding the amount of valuation allowances required could change, resulting in the reversal of a portion of our valuation allowances. Such a reversal, if one were to occur, would result in a benefit to earnings. At September 30, 2015, federal and state deferred tax asset valuation allowances were $106.5 million and $4.7 million, respectively.

In conjunction with our purchase of STR Mechanical, LLC (“STR”) during the third quarter of fiscal 2016, we acquired a controlling interest of 80 percent of the membership interests of STR. The remaining 20 percent interest, which was retained by the third party sellers, is identified in our financials as noncontrolling interest and is classified outside of permanent equity on our consolidated balance sheet. See Note 13 – Acquisitions and Divestitures for further discussion.

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues, as contractual commitments may change. Not all of our work is performed under contracts included in backlog; for example, most motor repair work performed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Our backlog has increased from $270 million at September 30, 2015 to $361 million at June 30, 2016.

WORKING CAPITAL

During the nine months ended June 30, 2016, working capital exclusive of cash increased by $11.7 million from September 30, 2015, reflecting a $22.0 million increase in current assets excluding cash, and a $10.3 million increase in current liabilities during the period. Working capital associated with the Technibus, STR, Shanahan and Calumet businesses, which were acquired during the nine months ended June 30, 2016, was $12.0 million.

During the nine months ended June 30, 2016, our current assets exclusive of cash increased to $162.0 million, as compared to $139.7 million as of September 30, 2015. The current trade accounts receivables, net, increased by $16.9 million at June 30, 2016, as compared to September 30, 2015, driven by higher revenues, as well as $14.0 million of accounts receivable of businesses acquired during the period. Days sales outstanding (“DSOs”) increased to 57 at June 30, 2016 from 56 at September 30, 2015. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value.

During the nine months ended June 30, 2016, our total current liabilities increased by $10.3 million to $118.4 million, compared to $108.1 million as of September 30, 2015. The increase was primarily the result of increased accounts payable and accrued liabilities of $7.8 million, driven primarily by the business acquisitions during the period, and an increase to overbillings of $2.5 million.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2016, the estimated cost to complete our bonded projects was approximately $55.7 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had cash and cash equivalents of $22.8 million, working capital exclusive of cash of $43.6 million, and $6.9 million of letters of credit outstanding under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows, and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed.

We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

The 2012 Revolving Credit Facility

We maintain a revolving credit facility with Wells Fargo Bank, N.A. which was most recently amended in May 2016. This amendment increased the maximum revolver amount under the 2012 Credit Facility from $60 million to $70 million and extended the maturity date by one year to August 9, 2019. In addition, as further described below, the amendment reduced the interest rate charged under the 2012 Credit Facility, modified the calculation of amounts available under the 2012 Credit Facility, resulting in an increase in available borrowing capacity, created new minimum thresholds for liquidity and Excess Availability (as defined in our amended and restated credit and security agreement under the 2012 Credit Facility (as amended, the “Amended Credit Agreement”)), and modified the thresholds of liquidity and Excess Availability below which the Company must maintain a specified Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement).

Terms of 2012 Credit Facility

The 2012 Credit Facility contains customary affirmative, negative and financial covenants, which were adjusted in the May 3, 2016 amendment. At June 30, 2016, we were subject to the financial covenant requiring, at any time that our Liquidity (the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability) is less than $14 million or our Excess Availability is less than $7 million, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. Additionally, pursuant to the amendment, we are required to maintain minimum Liquidity of $8.75 million and Excess Availability of $4.38 million at all times. At June 30, 2016, our Liquidity was $53.2 and our Excess Availability was $30.4, and as such, we were not required to maintain a Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at June 30, 2016, our Fixed Charge Coverage Ratio was 14.2:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at June 30, 2016, provides us with the ability to use cash on hand or to draw on our 2012 Credit Facility such that we can fall below the $7 million Excess Availability and $14 million Liquidity thresholds described above without violating our financial covenant.

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

Borrowings under the 2012 Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables, inventories and personal property and equipment. The amendment modified the calculation of amounts available under the 2012 Credit Facility, by increasing our advance rates and expanding the types of assets to be included in our borrowing base, resulting in an increase in available borrowing capacity.

Under the terms of the 2012 Credit Facility, amounts outstanding bear interest at a per annum rate equal to a Daily Three Month LIBOR (as defined in the Credit Agreement), plus an interest rate margin, which is determined quarterly, based on the thresholds below. The amendment reduced the interest rate margin from between 2.00 and 3.00 percent to a range from 1.75 to 2.25 percent.

Level	Thresholds	Interest Rate Margin
I	If liquidity is less than $24,500 at any time during the period	2.25 percentage points

II	If liquidity is greater than or equal to $24,500 at all times during the period and less than $35,000 at any time during the period	2.00 percentage points

III	If liquidity is greater than or equal to $35,000 at all times during the period	1.75 percentage points

Certain amounts up to $3 million, as set forth in the Amended Credit Agreement, accrue interest based on an Interest Rate Margin of 3.25%. In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.375% per annum, (2) a collateral monitoring fee ranging from $1 to $2, based on the then-applicable interest rate margin, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Amended Credit Agreement.

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

Operating activities provided net cash of $13.9 million during the nine months ended June 30, 2016, as compared to $6.2 million of net cash provided in the nine months ended June 30, 2015. The increase in operating cash flow was primarily the result of increased earnings.

Investing Activities

Net cash used in investing activities was $59.7 million for the nine months ended June 30, 2016, compared with $5.5 million for the nine months ended June 30, 2015. We used $59.7 million in conjunction with business acquisitions in the nine months ended June 30, 2016. We used cash of $2.2 million for purchases of fixed assets, offset by $2.2 million of cash received for the HK asset sale. For the nine months ended June 30, 2015, we used $3.1 million related to the May 2015 acquisition of Southern Rewinding and $2.4 million for the purchase of fixed assets.

Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2016 included $20.0 million borrowed under our 2012 Credit Facility in connection with our acquisition of Technibus, as well as $0.6 million used for the repurchase of Company stock. For the nine months ended June 30, 2015, we paid $3.2 million for the repurchase of common stock, pursuant to the stock repurchase plan described below.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. The Company initiated the program in February 2015 and during the year ended September 30, 2015, pursuant to the program, we repurchased 482,156 shares of common stock at an average price of $7.22 per share for a total aggregate purchase price of $3.5 million. We repurchased 39,237 shares of our common stock during the three months ended June 30, 2016, in open market transactions at an average price of $11.82 per share. We repurchased 46,929 shares of our common stock during the nine months ended June 30, 2016, in open market transactions at an average price of $11.07 per share.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

During the nine months ended June 30, 2016, our Infrastructure Solutions segment entered into an extension of a lease for an office building, operating facility, and warehouse space. The revised lease has a term of ten years and aggregate rent payments of approximately $5.3 million. In connection with our business acquisitions during the nine months ended June 30, 2016, we entered into leases of office and operating facility space with terms ranging from five to seven years, with aggregate rent payments of approximately $5.0 million.

Our Residential segment has entered into purchase orders for $0.8 million of copper wire, which we expect to use in our operations within the next 12 months.

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

All of the long-term debt outstanding under our 2012 Credit Facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our 2012 Credit Facility as of June 30, 2016 would cause a $0.3 million pre-tax annual increase in interest expense.

Item 4.	Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies — Legal Matters” in the Notes to our Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item1A.	Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2016:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
April 1, 2016 – April 30, 2016	761	$14.88	—	1,010,152
May 1, 2016 - May 31, 2016	3,183	$13.44	—	1,010,152
June 1, 2016 - June 30, 2016	39,237	$11.82	39,237	970,915

Total	43,181	$12.01	39,237	970,915

(1)	The total number of shares purchased includes (i) shares purchased pursuant to the plan described in footnote (2) below, and (ii) shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	In 2015 our Board of Directors authorized a stock repurchase program for the purchase up to 1.5 million shares of the Company’s common stock from time to time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Name Change

On May 24, 2016, the Company amended its charter to change its name to IES Holdings, Inc. following approval by shareholders at a meeting held on May 24, 2016.

Item 6.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “ Financial Statements and Supplementary Data” of this Form 10-Q.

(b)	Exhibits

Exhibit No.	Description

2.1 —	Stock Purchase Agreement dated as of June 1, 2016, by and among IES Infrastructure Solutions, LLC, IES Holdings, Inc., Technibus, Inc. and Technibus, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016)

(1)3.1 —	Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite).

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

3.3 —	Amended and Restated Bylaws of IES Holdings, Inc., effective May 24, 2016. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 24, 2016)

10.1 —	Second Amendment, dated May 3, 2016, to Amended and Restated Credit and Security Agreement, dated as of September 24, 2014, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016)

10.2 —	Performance-Based Phantom Stock Unit Award Agreement, dated as of June 6, 2016, by and between the Company and Mr. Thomas Santoni, under the Company’s Amended and Restated 2006 Equity Incentive Plan dated as of February 9, 2016 (the “Plan”). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2016)

10.3 —	Performance Cash Unit Award Agreement, dated as of June 6, 2016, by and between the Company and Mr. Thomas Santoni, under the Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2016)

(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President,

(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)32.1 —	Section 1350 Certification of Robert W. Lewey, President

(1)32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2016.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer