Form 10-K
period 2016-09-30
IES Holdings, Inc.
filed 2016-12-09
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

Commission File Number 1-13783

IES Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5433 Westheimer Road, Suite 500, Houston, Texas, 77056

(Address of principal executive offices and ZIP code)

Registrant’s telephone number, including area code: (713) 860-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share Rights to Purchase Preferred Stock	NASDAQ Global Market NASDAQ Global Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant on March 31, 2016 held by non-affiliates was approximately $113.5 million. On December 7, 2016, there were 21,456,523 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant to be held on February 7, 2017 is incorporated by reference into Part III of this Form 10-K.

FORM 10-K

IES HOLDINGS, INC.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	the ability of our controlling shareholder to take action not aligned with other shareholders;

•	the sale or disposition of the shares of our common stock held by our controlling shareholder, which, under certain circumstances, would trigger change of control provisions in our severance plan or financing and surety arrangements; or any other substantial sale of our common stock, which could depress our stock price;

•	relatively low trading volume of our common stock, which could depress our stock price;

•	the possibility that we issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership;

•	the potential recognition of valuation allowances on deferred tax assets;

•	the inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures and debt service;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	challenges integrating new businesses into the Company or new types of work, products or processes into our segments;

•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	a general reduction in the demand for our services;

•	a change in the mix of our customers, contracts or business;

•	our ability to enter into, and the terms of, future contracts;

•	our ability to successfully manage projects;

•	the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	interruptions to our information systems and cyber security or data breaches;

•	closures or sales of facilities resulting in significant future charges, including potential warranty losses or other unexpected liabilities, or a significant disruption of our operations;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	the cost and availability of qualified labor and the ability to maintain positive labor relations;

•	an increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project delays or cancellations;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	success in transferring, renewing and obtaining electrical and other licenses;

•	backlog that may not be realized or may not result in profits;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the possibility that our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

•	the effect of litigation, claims and contingencies, including warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	the possibility that our current insurance coverage may not be adequate or that we may not be able to obtain a policy at acceptable rates;

•	future capital expenditures and refurbishment, repair and upgrade costs; and delays in and costs of refurbishment, repair and upgrade projects; and

•	liabilities under laws and regulations protecting the environment.

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

OVERVIEW OF OUR SERVICES

IES Holdings, Inc. is a holding company that owns and manages diverse operating subsidiaries across a variety of infrastructure-related end markets. Our operations are currently organized into four principal business segments, based upon the nature of our current services:

•	Communications — Nationwide provider of technology infrastructure services to large corporations and independent businesses.

•	Residential — Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•	Commercial & Industrial — Provider of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

•	Infrastructure Solutions — Provider of electro-mechanical solutions for industrial operations.

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

IES Holdings, Inc. is a Delaware corporation established in 1997 and headquartered in Houston, Texas, with an executive office in Greenwich, Connecticut. In May 2016, we amended our charter to change our name from Integrated Electrical Services, Inc. to IES Holdings, Inc. to better reflect our holding company strategy.

CORPORATE STRATEGY

We seek to create shareholder value through improving operating margins and generating free cash flow by investing in our existing businesses and completing acquisitions. We seek to acquire or invest in stand-alone platform companies based in North America or acquire businesses that strategically complement our existing business segments. In evaluating potential acquisition candidates, we seek to invest in businesses with, among other characteristics:

•	Proven management with a willingness to continue post-acquisition;

•	Low technological and/or product obsolescence risk;

•	Established market position and sustainable competitive advantages; and

•	Strong cash flow characteristics.

We believe that acquisitions provide an opportunity to expand into new end markets and diversify our revenue and profit streams, which we expect will allow us to maximize the value of our significant net operating loss tax carry forwards (“NOLs”). While we may use acquisitions to build our presence in the industries we serve, we will also consider potential acquisitions in other industries, which could result in changes in our operations from those historically conducted by us.

Recent Transactions

In fiscal 2016, we acquired four businesses for aggregate consideration of $59.5 million and disposed of one non-core operation, as described below:

Acquisitions:

•	Calumet Armature & Electric, LLC (“Calumet”), an Illinois-based provider of design, manufacturing, assembly, and repair services of electric motors for the industrial and mass transit markets, was acquired in October 2015 in our Infrastructure Solutions segment.

•	Shanahan Mechanical and Electrical, Inc. (“Shanahan”), a Nebraska-based provider of mechanical and electrical contracting services, was acquired in November 2015 in our Commercial & Industrial segment.

•	An 80% interest in STR Mechanical, LLC (“STR”), a Charlotte, North Carolina-based provider of commercial and industrial mechanical services, including maintenance, repair, and replacement services, and temperature control system installations, was acquired in April 2016 in our Commercial & Industrial segment.

•	Technibus Inc. (“Technibus”), a Canton, Ohio based provider of custom-engineered, metal-enclosed bus duct solutions for use in power distribution was acquired in June 2016 in our Infrastructure Solutions segment.

Dispositions:

•	In April 2016, we sold substantially all of the operating assets of HK Engine Components, LLC (“HKEC”), a non-core operation of our Infrastructure Solutions business that was based in Hagerstown, Maryland and manufactured and remanufactured EMD-style power assemblies for various engine types used in the railroad and marine markets.

We completed one acquisition in fiscal 2015:

•	Southern Industrial Sales and Services, Inc. (“Southern Rewinding”), a Columbus, Georgia-based motor repair and related field services company was acquired in May 2015 in our Infrastructure Solutions segment.

For more information on these transactions, please see Note 18, “Business Combinations and Divestitures” in the notes to our Consolidated Financial Statements.

Controlling Shareholder

A majority of our outstanding common stock is owned by Tontine Associates, L.L.C. and its affiliates (collectively, “Tontine”). On October 5, 2016, Tontine filed an amended Schedule 13D indicating its ownership level of approximately 58%. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. Most of Tontine’s shares are registered on a shelf registration statement (the “Shelf Registration Statement”) filed by the Company and declared effective in 2013 by the U.S. Securities and Exchange Commission (the “SEC”). Tontine’s sale of all or any portion of its shares could result in a change of control, which would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our executive severance plan. For more information see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

Net Operating Loss Tax Carry Forward

The Company and certain of its subsidiaries have an estimated federal NOL of approximately $404.0 million at September 30, 2016, including approximately $142.0 million resulting from the additional amortization of personal goodwill.

In past periods, we had recorded a significant valuation allowance against our deferred tax assets. In order for the Company to release this valuation allowance, a substantial amount of positive evidence regarding current and future earnings is required to outweigh the significant negative evidence associated with historical losses. We have reassessed the need for a valuation allowance at year end fiscal 2016, and due to our significant increase in 2016 earnings over prior years, and four acquisitions completed in fiscal 2016, combined with the previous closure of underperforming branches which generated significant historical losses, we concluded, based on information currently available, that the more recent positive evidence now outweighs the historical negative evidence regarding current and future earnings. Therefore, we believe it is more likely than not that we will generate sufficient taxable income to utilize $93.5 of deferred tax assets, including $0.5 million of which were not reserved with a valuation allowance at the beginning of the year. As a result of this conclusion, we recognized an income tax benefit of $109.0 million in the year ended September 30, 2016. This benefit includes $16.0 million related to the release of a portion of the valuation allowance in connection with current year earnings and 2016 purchase accounting transactions, as well as $93.0 million for the release of valuation allowances on deferred tax assets expected to be utilized in future years. However, this valuation allowance release has no impact on the amount of cash paid for income taxes. An inability to generate sufficient taxable income in future periods to realize our deferred tax assets may lead to recording of additional valuation allowances in future periods and a reduction in GAAP net income. Further, any future reduction in the federal statutory tax rate could also cause a reduction in the economic benefit of the NOL available to us, and a corresponding charge to reduce the book value of the deferred tax asset recorded on our balance sheet.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of NOLs for federal and state income tax purposes. Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. In addition, a change in ownership could result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income. For more information see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

On November 8, 2016, the Company implemented a new tax benefit protection plan (the “NOL Rights Plan”), following the expiration of the Company’s prior tax benefit protection plan, which was implemented in January 2013. Like the prior plan, the NOL Rights Plan was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. For more information see Note 20, “Subsequent Events” in the notes to our Consolidated Financial Statements.

OPERATING SEGMENTS

The Company’s reportable segments consist of the consolidated business segments identified above, which offer different services and are managed separately. The table below describes the percentage of our total revenues attributable to each of our four segments over each of the last three years:

	Years Ended September 30,
	2016		2015		2014
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$189,635	27.2%	$141,858	24.7%	$116,073	22.7%
Residential	225,889	32.5%	206,307	36.0%	182,514	35.6%
Commercial & Industrial	222,466	32.0%	178,865	31.2%	166,249	32.4%
Infrastructure Solutions	58,003	8.3%	46,827	8.1%	47,559	9.3%

Total Consolidated	$695,993	100.0%	$573,857	100.0%	$512,395	100.0%

For additional financial information by segment, see Note 10, “Operating Segments” in the notes to our Consolidated Financial Statements.

Communications

Business Description

Originally established in 1984, our Communications segment is a leading provider of network infrastructure services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, high-tech manufacturing, educational and information technology industries including for Fortune 500 corporations. We also provide the design and installation of audio/visual, telephone, fire, wireless access and intrusion alarm systems as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 13 offices, including our Communications headquarters located in Tempe, Arizona, allowing dedicated onsite maintenance teams at our customers’ sites.

Industry Overview

Our Communications segment is driven by demand increases for computing and storage resources as a result of technology advancements and obsolescence and changes in data consumption patterns. The data center market remains strong, and we are continuing to expand our offerings in this market to broaden our customer base. Additionally, demand has been growing for our audio-visual and other building technology offerings. Nevertheless, due to economic, technological and other factors, there can be no assurance that demand will continue to increase.

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

Competition

Our competition consists of both large public companies and small, privately owned contractors who have limited access to capital. We compete on quality of service and/or price and seek to emphasize our long history of delivering high quality solutions to our customers.

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

Residential

Business Description

Originally established in 1973, our Residential segment is a leading provider of electrical installation services for single-family housing and multi-family apartment complexes and cable television installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment also provides services for the installation of residential solar power, both for new construction and existing residences. The Residential segment is made up of 32 total locations, which include the segment headquarters in Houston, Texas. These locations geographically cover the Sun-Belt, Western and Mid-Atlantic regions of the United States.

Industry Overview

Our Residential business is closely correlated to the single and multi-family housing market. Demand for both single-family and multi-family housing has increased in recent years. Nevertheless, due to economic, technological or other factors there can be no assurance that construction and demand will continue to increase in the future.

Sales and Marketing

Demand for our Residential services is highly dependent on the number of single-family and multi-family home starts in the markets we serve. Although we operate in multiple states throughout the Sun-Belt, Mid-Atlantic and Western regions of the United States, the majority of our segment revenues are derived from services provided in the state of Texas. Our sales efforts include a variety of strategies, including a concentrated focus on national homebuilders and multi-family developers and a local sales strategy for single and multi-family housing projects. Our cable and solar revenues are typically generated through third parties specializing in these industries who select us as a preferred provider of installation services. A significant portion of our Residential business volume is generated from long-term, repeat customers, some of whom use IES as a preferred provider for major projects.

Our long-term strategy is to continue to be a leading provider of electrical services to the residential market. The key elements of our long-term strategy include a continued focus on maintaining a low and variable cost structure and cash generation which has allowed us to effectively scale according to the housing cycle. During the housing downturn, we modified our strategy by expanding into markets less exposed to national building cycles, such as solar panel and cable installation services.

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

Commercial & Industrial

Business Description

Our Commercial & Industrial segment offers a broad range of expertise that enables us to provide a wide array of quality services related to electrical and mechanical design, construction, and maintenance to the commercial and industrial markets. The offerings under our electrical design services platform range from budget assistance to providing design build and LEED (Leadership in Energy & Environmental Design) solutions to our end customers. Our electrical and mechanical construction services range from the initial planning and procurement to installation and start-up and are offered to a variety of new and remodel construction projects, ranging from the construction of office buildings and industrial facilities to transmission and distribution projects. The electrical and mechanical maintenance services offered include critical plant shutdown, troubleshooting, emergency testing, preventative maintenance, and constant presence.

During fiscal 2016, we expanded our geographic and service offerings with the November 2015 acquisition of Shanahan and added mechanical service offerings with the April 2016 acquisition of STR.

This segment provides services for a variety of project types, including: office buildings, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities and municipal infrastructure and health care facilities. The Commercial & Industrial segment consists of 20 locations, which include the segment headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon, and the Southeast and Mid-Atlantic regions.

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

With a focus on quality service offerings, our long-term strategy is to continue to be one of the preferred providers of electrical and mechanical services in the markets where we have demonstrated expertise and/or are a local market leader. Key elements of our long-term strategy include leveraging our expertise in certain niche markets, expanding our service and maintenance business and maintaining our focus on returns on risk adjusted capital.

Competition

The electrical and mechanical contracting services industry is generally highly competitive and includes a number of regional or small privately-held local firms. There are few barriers to entry for our electrical and mechanical contracting services in the commercial and industrial markets, which limits our advantages when competing for projects. Industry expertise, project size, location and past performance will determine our bidding strategy, the level of involvement from competitors and our level of success in winning awards. Our primary advantages vary by location and market, but mostly are based upon local individual relationships with key customers or a demonstrated industry expertise. Additionally, due to the size of many of our projects, our financial resources help us compete effectively against local competitors.

Seasonality and Quarterly Fluctuations

The effects of seasonality on our Commercial & Industrial business are insignificant, as work generally is performed inside structures protected from the weather. Most of our service and maintenance business is also generally not affected by seasonality. However, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Infrastructure Solutions

Business Description

Our Infrastructure Solutions segment provides electro-mechanical solutions for industrial operations to domestic and international customers. In particular, our electro-mechanical services include the maintenance and repair of alternating current (AC) and direct current (DC) electric motors and generators, as well as power generating and distribution equipment; the manufacture, remanufacture, and repair of industrial lifting magnets; maintenance and repair of railroad main and auxiliary generators, main alternators, and traction motors; and the manufacture of electro mechanical components used in power distribution.

This segment serves the steel, railroad, marine, petrochemical, pulp and paper, wind energy, mining, automotive, power generation, scrap yards, and utility industries. Our Infrastructure Solutions segment is comprised of 10 locations and is headquartered in Ohio. These segment locations geographically cover Alabama, Georgia, Indiana, Illinois, Ohio, West Virginia, and California.

We further enhanced our geographic and service offering through the October 2015 acquisition of Calumet, an Illinois-based provider of design, manufacturing, assembly, and repair services of electric motors for the industrial and mass transit markets, which operates as a subsidiary in this segment. Additionally, through the acquisition of Technibus in June 2016, we expanded our solutions capabilities to include custom-engineered, metal enclosed bus duct solutions, which are highly engineered electrical components that conduct electricity between medium-voltage generators, breakers, transformers, and switchgear, primarily utilized at power generation plants and large electricity-consuming facilities.

Industry Overview

Given the diverse end-markets of Infrastructure Solutions’ customers, we are subject to many economic trends. In general, demand for our services has been driven by in-house maintenance departments continuing to outsource maintenance and repair work, output levels and equipment utilization at heavy industrial facilities, railroad companies’ and mass transit authorities’ capital investments and repair needs, investment in the United States’ aging energy and industrial infrastructure, and the overall health of the economy.

Sales and Marketing

Demand for Infrastructure Solutions’ services is largely driven by the degree to which industrial and mechanical services are outsourced by our customers, production rates at steel mills, investments in power generation and other heavy industrial facilities, and the need for electrical infrastructure improvements. Our sales efforts are primarily driven by personnel based at our 10 locations and independent sales representatives. Given that the majority of our apparatus repair customers are located within a 200-mile radius of our facilities, we believe that this structure allows us to rapidly address and respond to the needs of our customers. Our custom-engineered bus system products and services are principally sold in partnership with an original equipment manufacturer (OEM) or to an engineering, procurement and construction (EPC) firm on behalf of the end-user. Our long term strategy is to be the preferred solutions provider of outsourced electro-mechanical services, repairs, and manufacturing to our select markets and a leader in custom-engineered metal enclosed bus systems.

Competition

Our competition is comprised mainly of small, specialized manufacturing and repair shops, a limited number of other multi-location providers of electric motor repair, engineering and maintenance services, and various OEMs. Participants in this industry compete primarily on the basis of capabilities, service, quality, timeliness and price. We believe that we have a competitive advantage due to our breadth of capabilities, focus on quality, technical support and customer service.

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

RISK MANAGEMENT

The primary risks in our existing operations include project bidding and management, bodily injury, property and environmental damage, and construction defects. We monitor project bidding and management practices at various levels within the Company. We maintain automobile, general liability and construction defect insurance for third party health, bodily injury and property damage, as well as pollution coverage and workers’ compensation coverage, which we consider appropriate to insure against these risks. Our third-party insurance is subject to deductibles for which we establish reserves. In light of these risks, we are also committed to a strong safety and environmental compliance culture. We employ full-time and part-time regional safety managers, under the supervision of our full-time Vice President of Safety, and seek to maintain standardized safety and environmental policies, programs, procedures and personal protection equipment relative to each segment, including programs to train new employees, which apply to employees new to the industry and those new to the Company.

In the electrical contracting industry, our ability to post surety bonds provides us with an advantage over competitors that are smaller or have fewer financial resources. We believe that the strength of our balance sheet, as well as a good relationship with our bonding providers, enhances our ability to obtain adequate financing and surety bonds, although there can be no assurance that surety bonding coverage will be available when we need it. For a further discussion of our risks, please refer to Item 1A. “Risk Factors” of this Form 10-K.

CUSTOMERS

We have a diverse customer base. During the twelve-month periods ended September 30, 2016, 2015 and 2014, no single customer accounted for more than 10% of our consolidated revenues. We emphasize developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategies and sales activities.

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started, exclusive of short-term projects. The increase in our Infrastructure Solutions segment’s backlog as of September 30, 2016 is primarily attributable to the acquisition of Technibus. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Additionally, electrical installation services for single-family housing in our Residential segment is completed on a short-term basis and is therefore excluded from backlog. The table below summarizes our backlog by segment:

	Years Ended September 30,
	2016	2015
	(Dollars in millions)
Communications	$91	$51
Residential	100	69
Commercial & Industrial	116	148
Infrastructure Solutions	34	2

Total	$341	$270

While all of our backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues, as contractual commitments may change. We expect that

$305 million of our September 30, 2016 backlog will result in revenue during fiscal 2017, with the remaining $36 million expected to be realized in fiscal 2018; however there can be no assurance that this backlog will be completed within expected time frames or at all.

REGULATIONS

Our operations are subject to various federal, state and local laws and regulations, including:

•	licensing requirements applicable to electricians and service technicians;

•	building and electrical codes;

•	regulations relating to worker safety, labor relations and protection of the environment;

•	regulations relating to consumer protection, including those governing residential service agreements; and

•	qualifications of our business legal structure in the jurisdictions where we do business.

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

CAPITAL FACILITIES

During fiscal year 2016, the Company maintained a revolving credit facility, as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Revolving Credit Facility” of this Form 10-K. For a discussion of the Company’s capital resources, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Form 10-K.

FINANCIAL INFORMATION

For information on the Company’s financial information by segment, see Note 10, “Operating Segments” in the notes to our Consolidated Financial Statements.

EMPLOYEES

At September 30, 2016, we had 4,063 employees. We are party to three collective bargaining agreements within our Infrastructure Solutions segment. We have not experienced, and do not expect, any work stoppage, and we believe that our relationship with our employees is strong.

LOCATIONS

As of September 30, 2016 we have 77 domestic locations serving the United States. In addition to our executive and corporate offices, as of September 30, 2016, we have 13 locations within our Communications business, 32 locations within our Residential business, 20 locations within our Commercial & Industrial business and 10 locations within our Infrastructure Solutions business. This diversity helps to reduce our exposure to unfavorable economic developments in any given region.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to each executive officer is as follows:

Robert W. Lewey, 54, has served as a Director of the Company since April 2016 and as President of the Company since May 2015. He previously served as Interim Chief Operating Officer of the Company from January 2015 to May 2015 while continuing to serve as Senior Vice President, Chief Financial Officer and Treasurer of the Company, a role he had held from January 2012 to May 2015. From 2001 to 2006 and from 2007 to January 2012, Mr. Lewey served as Director of Tax, Vice President, Tax and Treasurer for IES. From 2006 to 2007, he served as Vice President, Tax for Sulzer US Holdings, Inc. From 1995 to 2001, Mr. Lewey served as Vice President, Tax for Metamor Worldwide, Inc., a leading provider of information technology solutions. Mr. Lewey began his career with Deloitte LLP.

Tracy A. McLauchlin, 46, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 2015. She previously served as Vice President and Chief Accounting Officer of the Company since February 2014. Prior to joining IES, Ms. McLauchlin served as Vice President and Chief Accounting Officer of Rockwater Energy Solutions, Inc. from June 2011 to November 2013. From June 2004 to June 2011, Ms. McLauchlin was with Dynegy Inc., where she served as Senior Vice President and Controller from March 2009 to June 2011, and from June 2004 to March 2009 served in various other capacities in finance and accounting.

Gail D. Makode, 41, has served as Senior Vice President, General Counsel and Corporate Secretary since October 2012. Ms. Makode previously served in various legal positions at MBIA Inc. and its subsidiaries from 2006 to 2012, including as General Counsel and a member of the Board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc. Prior to MBIA, Ms. Makode served as Vice President and Counsel for Deutsche Bank AG from 2003 to 2006, and before that, was an Associate at Cleary, Gottlieb, Steen & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

Thomas E. Santoni, 54, has served as Senior Vice President, Operations of the Company since June 2016. Mr. Santoni previously served as President of IES Commercial & Industrial since June 2011 and, prior to that, held various leadership positions at the Company since joining in 1995, including business unit President, Regional General Manager, Vice President of Sales and Central Division Vice President. Prior to joining IES, Mr. Santoni managed electrical contracting operations at other operations in San Diego, California and Chicago, Illinois. He began his career in the electrical contracting industry approximately 30 years ago as a journeyman electrician.

We have adopted a Code of Ethics for Financial Executives that applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics may be found on our website at www.ies-co.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us.

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

In addition to the Code of Ethics for Financial Executives, we have adopted a Code of Business Conduct and Ethics for directors, officers and employees (the Legal Compliance and Corporate Policy Manual), and established Corporate Governance Guidelines and adopted charters outlining the duties of our Audit, Human Resources and Compensation and Nominating/Governance Committees, copies of which may be found on our website. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the 2017 Annual Meeting of Stockholders of the Company.

Item 1A.	Risk Factors

You should consider carefully the risks described below, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine. On October 5, 2016, Tontine filed an amended Schedule 13D indicating its ownership level of approximately 58%. As a result, Tontine can control most of our affairs, including the election of our directors, who in turn appoint executive management, and can control most actions requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders or stakeholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company. Pursuant to a shelf registration statement that was declared effective by the SEC in 2013, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings as long as the registration statement remains effective, as described further in the registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement. Tontine’s sale of all or any portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our executive severance plan.

We may issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock.

Our authorized capital includes 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2016, we had 21,456,539 shares of common stock outstanding and no shares of preferred stock outstanding. We have reserved for issuance 79,500 shares of common stock underlying options that are exercisable at a weighted average price of $6.43 per share. In addition, as of September 30, 2016, we had the ability to issue 1,056,574 shares of common stock pursuant to awards that may be granted in the future under our existing equity compensation plans.

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

Historically, the trading volume of our common stock has been relatively low when compared to larger companies listed on the NASDAQ Global Market or other stock exchanges. While we have experienced increased liquidity in our stock during the year ended September 30, 2016, we cannot say with certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of NOLs, for federal and state income tax purposes. Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership could also result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. As of September 30, 2016, we have approximately $262.0 million of federal NOLs that are available to use to offset taxable income, exclusive of NOLs from the amortization of additional tax goodwill. Should a change in ownership occur, all NOLs incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income.

On November 8, 2016, we implemented the new NOL Rights Plan, following the expiration of a similar plan implemented in January 2013. Like the Company’s prior tax benefit protection plan, the new NOL Rights Plan was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. The NOL Rights Plan is designed to dilute the ownership of such an acquirer through the offering of rights to the Company’s other stockholders that will become exercisable upon the acquirer’s purchase of the Company’s stock in excess of the threshold amount. We can make no assurances the NOL Rights Plan will be effective in deterring a change in control or protecting or realizing NOLs.

Any decrease in the federal statutory tax rate, or other changes in federal tax statutes, could also cause a reduction in the economic benefit of the NOL currently available to us.

We have recognized deferred tax assets based upon our estimates of future taxable income, and we may recognize losses if future taxable income is lower than our estimates.

As of September 30, 2016, we have a net deferred tax asset of $93.5 million on our consolidated balance sheet, of which $86.3 million is attributable to NOLs. To realize the full benefit of this deferred tax asset attributable to NOLs, we must generate sufficient taxable income within the applicable carry forward period to offset against NOLs. Under accounting principles generally accepted in the United States of America (“GAAP”), we are required to assess whether we believe the benefit of the deferred tax asset is more likely than not to be realized based on our expectation of generating sufficient future taxable income, and we are required to record a valuation allowance, or offset, against our deferred tax asset based on the portion of the deferred tax asset that we believe is not more likely than not to be realized.

As of September 30, 2016, we concluded it is more likely than not that we will generate sufficient taxable income within the applicable NOL carry-forward periods to realize a significant portion of our deferred tax assets. Therefore, we recorded a reversal of our previously assessed valuation allowance in the amount of $109.0 million including amounts related to current year earnings and certain purchase accounting transactions, in 2016. If we are unable to generate sufficient taxable income in the future to utilize our NOLs, we could be required to record valuation allowances, resulting in an increase in income tax expense and reduction of our consolidated net income. Failure to generate sufficient taxable income in the future could also result in the expiration of certain NOLs.

Our inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy, may adversely impact our future growth.

Our corporate strategy involves creating shareholder value through acquiring or investing in stand-alone platform companies based in North America or acquiring businesses that we believe will strategically complement our existing business segments. While we believe that acquisitions will provide an opportunity to expand into new end markets and diversify our revenue and profit streams, potential acquisitions in new industries could result in changes in our operations from those historically conducted by us and introduce the requirement for new controls. Alternatively our failure to diversify from existing markets may limit our future growth.

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

The markets in which Infrastructure Solutions does business are highly competitive, and we do not expect the level of competition that we face to decrease in the future. An increase in competitive pressures in these markets or our failure to compete effectively (including efficiently managing future capital expenditures and refurbishment, repair and upgrade costs) may result in pricing reductions, reduced gross margins, and loss of market share. Many of our competitors have longer operating histories, greater name recognition, more customers, and significantly greater financial, marketing, technical, and other competitive resources than we have. These competitors may be able to adapt more quickly to new technologies and changes in customer needs or devote greater resources to the development, promotion, and sale of their services. While we believe Infrastructure Solutions’ overall product and service offerings distinguish it from its competitors, these competitors could develop new products or services that could directly compete with Infrastructure Solutions’ services.

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

In the past, we incurred significant costs associated with the closure or disposition of facilities, and we expect from time to time to evaluate the need for future facility closures or dispositions of assets. If we were to elect to dispose of a substantial portion of any of our segments, facilities, or assets, the realized values of such assets could be substantially less than current book values, which would likely result in a material adverse impact on our financial results. In addition, we may have warranty claims or other unexpected liabilities from closed facilities beyond the closing date, which could adversely impact our financial returns.

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

We enter into many contracts at fixed prices, and if the costs associated with labor, and commodities such as copper, aluminum, steel, fuel and certain plastics increase due to low supply or other forces, losses may be incurred. Some of our materials have been and may continue to be subject to sudden and significant price increases. Depending on competitive pressures and customer resistance, we may not be able to pass on these cost increases to our customers, which would reduce our gross profit margins and, in turn, make it more difficult for us to maintain our profitability. We have a work force of over 4,000 employees, and our labor costs may fluctuate based on supply as well as other labor related risks, including risks related to collective bargaining agreements, benefits arrangements, wage and hour claims and other compensation arrangements.

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

GAAP accounting requires that goodwill attributable to each of our reporting units be tested at least annually, or when changes in circumstance indicate the carrying value of our reporting units may not be recoverable. Factors that could lead to impairment of goodwill include significant adverse changes in the business climate, declines in the financial condition of our business, and actual or projected operating results affecting our company as a whole or affecting any particular reporting unit. On an ongoing basis, we expect to perform impairment tests at least annually as of September 30. Impairment adjustments, if any, are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

The vendors who make up our supply chain may be adversely affected by a deteriorating operating environment and credit market conditions.

We are dependent upon the vendors within our supply chain to maintain a steady supply of inventory, parts and materials. Many of our segments are dependent upon a limited number of suppliers, and significant supply disruptions could adversely affect our operations. If market conditions deteriorate, resulting in a slowdown in construction activity or a tightening of the credit market, for example it is possible that one or more of our suppliers will be unable to meet the terms of our operating agreements due to financial hardships, liquidity issues or other reasons related to market conditions.

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

Facilities

At September 30, 2016, we maintained branch offices, warehouses, sales facilities and administrative offices at 77 locations. Substantially all of our facilities are leased. We lease our executive office located in Greenwich, Connecticut and our corporate office located in Houston, Texas. We believe that our properties are adequate for our current needs, and that suitable additional or replacement space will be available as required. For a breakdown of our offices by segment, see Item 1. “Business — Operating Segments” of this Form 10-K.

Item 3.	Legal Proceedings

For further information regarding legal proceedings, see Note 17, “Commitments and Contingencies — Legal Matters” in the notes to our Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the ticker symbol “IESC.” The following table sets forth the daily high and low close price for our common stock as reported on NASDAQ for each of the four quarters of the fiscal years ended September 30, 2016 and 2015.

	High	Low
Year Ended September 30, 2016
First Quarter	$11.37	$7.07
Second Quarter	$14.68	$10.50
Third Quarter	$15.48	$11.40
Fourth Quarter	$17.79	$12.39

Year Ended September 30, 2015
First Quarter	$8.04	$6.91
Second Quarter	$8.80	$7.00
Third Quarter	$8.90	$6.89
Fourth Quarter	$8.00	$6.30

As of December 7, 2016, the closing market price of our common stock was $21.15 per share and there were approximately 370 holders of record.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. The Company initiated the program in February 2015 and during the year ended September 30, 2015, pursuant to the program, we repurchased 482,156 shares of common stock at an average price of $7.22 per share for a total aggregate purchase price of $3.5 million. During the year ended September 30, 2016, we repurchased 46,929 shares of common stock at an average price of $11.07 per share for a total aggregate purchase price of $0.5 million.

The Company did not repurchase any of its common stock during the three months ended September 30, 2016.

Five-Year Stock Performance Graph

The graph below compares the cumulative 5 year total return provided shareholders on IES Holdings, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of five companies that includes: Black Box Corporation, Comfort Systems USA Inc., MYR Group Inc., Sterling Construction Company Inc. and Team Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index, and in the peer group on September 30, 2011, and its relative performance is tracked through September 30, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among IES Holdings, Inc., the Russell 2000 Index,

and a Peer Group

*$100 invested on 9/30/11 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

Copyright© 2016 Russell Investment Group. All rights reserved.

	Years ended September 30,
	2011	2012	2013	2014	2015	2016
IES Holdings, Inc.	$100.00	224.66	200.46	407.35	381.18	878.39
Russell 2000	$100.00	131.91	171.55	178.30	180.52	208.44
Peer Group	$100.00	125.85	160.15	141.98	158.02	173.21

Item 6.	Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical Consolidated Financial Statements of IES Holdings, Inc. and subsidiaries, and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

	Years Ended September 30,
	2016	2015	2014	2013	2012
	(In Thousands, Except Share Information)
Continuing Operations:
Revenues	$695,993	$573,857	$512,395	$494,593	$456,115
Cost of services	569,013	473,966	429,269	427,633	398,063

Gross profit	126,980	99,891	83,126	66,960	58,052
Selling, general and administrative expenses	100,558	81,416	75,571	66,598	58,609
Contingent consideration	652	—	—	—	—
Loss (gain) on sale of assets	810	(13)	(86)	(64)	(168)

Income (loss) from operations	24,960	18,488	7,641	426	(389)
Other (income) expense:
Interest expense	1,282	1,130	1,574	1,771	2,324
Other expense (income), net	(83)	(180)	(203)	507	(96)

Income (loss) from operations before income taxes	23,761	17,538	6,270	(1,852)	(2,617)
Provision (benefit) for income taxes	(97,117)	661	748	326	38

Net income (loss) from continuing operations	120,878	16,877	5,522	(2,178)	(2,655)

Discontinued operations:
Loss from discontinued operations	—	(339)	(198)	(1,395)	(9,158)
Benefit for income taxes	—	—	—	—	(11)

Net loss discontinued operations	—	(339)	(198)	(1,395)	(9,147)

Net income (loss)	120,878	16,538	5,324	(3,573)	(11,802)

Net income attributable to noncontrolling interest	(100)	—	—	—	—

Net income (loss) attributable to IES Holdings, Inc.	$120,778	$16,538	$5,324	$(3,573)	$(11,802)

Basic earnings (loss) per share attributable to IES Holdings, Inc.:
Continuing operations	$5.63	$0.79	$0.30	$(0.14)	$(0.18)
Discontinued operations	0.00	(0.02)	(0.01)	(0.09)	(0.60)

Total	$5.63	$0.77	$0.29	$(0.23)	$(0.78)

Diluted earnings (loss) per share attributable to IES Holdings, Inc.:
Continuing operations	$5.62	$0.79	$0.30	$(0.14)	$(0.18)
Discontinued operations	0.00	(0.02)	(0.01)	(0.09)	(0.60)

Total	$5.62	$0.77	$0.29	$(0.23)	$(0.78)

Shares used to calculate earnings (loss) per share
Basic	21,279,342	21,480,622	18,417,564	15,460,424	15,123,052
Diluted	21,492,339	21,526,188	18,473,420	15,460,424	15,123,052

	Years Ended September 30,
	2016	2015	2014	2013	2012
	(In Thousands, Except Share Information)
Balance Sheet Data:
Cash and cash equivalents	$32,961	$49,360	$47,342	$20,757	$18,729
Working capital	43,716	31,601	24,731	24,710	24,272
Total assets	394,340	225,679	199,950	177,803	164,713
Total debt	29,257	9,207	9,050	12,323	10,480
Total stockholders’ equity	223,405	101,414	87,972	62,486	53,157

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Industry Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, the degree to which in-house maintenance departments outsource maintenance and repair work, output levels and equipment utilization at heavy industrial facilities, demand for our rail services, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) population growth, which will increase the need for commercial and residential facilities, (ii) aging public infrastructure, which must be replaced or repaired, (iii) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending, and (iv) the low price of natural gas which is expected to spur the construction of and modifications to heavy industrial facilities. However, there can be no assurance that we will not experience a decrease in demand for our services due to economic, technological or other factors, including the continued weakness in the oil and gas sector, which may reduce the demand for housing in the Texas region, where our Residential division operates. For a further discussion of the industries in which we operate, please see Item 1. “Business — Operating Segments” of this Form 10-K.

Business Outlook

While there are differences among the Company’s segments, on an overall basis, demand for the Company’s services increased in fiscal 2016 as compared to fiscal 2015, resulting in aggregate year-over-year revenue growth. In addition, the Company’s previous investment in growth initiatives and other business-specific factors discussed below contributed to year-over-year revenue growth. Among our segments, year-over-year revenue growth rates during fiscal 2016 were led primarily by growth in our Communications segment followed by our Commercial & Industrial segment. The combination of increasing revenue, effective project execution, and efficient scaling of operations as the economy improves has resulted in a year-over-year increase in profitability. Provided that no significant deterioration in general economic conditions occurs, the Company expects total revenues from existing businesses to increase on a year-over-year basis during fiscal 2017 due to an increase in overall demand for the services we provide and our efforts to increase our market share. Despite this expectation of growth within certain segments, we remain focused on controlled growth within certain markets which continue to experience highly competitive margins and increasing costs.

To continue to grow our business, including through acquisitions, and to fund working capital, we may require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our credit facility, and our ability to raise funds in the capital markets, among many other factors. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our fixed asset requirements will range from $4.0 to $5.0 million for the fiscal year ending on September 30, 2017, and we may acquire these assets either through capital expenditures or through lease agreements.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions. Our consolidated financial results also reflect expenses associated with our corporate office. The following table presents selected historical results of operations of IES.

	Years Ended September 30,
	2016		2015		2014
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$695,993	100.0%	$573,857	100.0%	$512,395	100.0%
Cost of services	569,013	81.8%	473,966	82.6%	429,269	83.8%

Gross profit	126,980	18.2%	99,891	17.4%	83,126	16.2%
Selling, general and administrative expenses	100,558	14.4%	81,416	14.2%	75,571	14.7%
Contingent consideration expense	652	0.1	—	0.0	—	0.0
Loss (gain) on sale of assets	810	0.1%	(13)	0.0%	(86)	0.0%

Income from operations	24,960	3.6%	18,488	3.2%	7,641	1.5%

Interest and other expense, net	1,199	0.2%	950	0.2%	1,371	0.3%

Income (loss) from operations before income taxes	23,761	3.4%	17,538	3.0%	6,270	1.2%
Provision (benefit) for income taxes	(97,117)	(14.0)%	661	0.1%	748	0.1%

Net income (loss) from continuing operations	120,878	17.4%	16,877	2.9%	5,522	1.1%

Net loss from discontinued operations	—	0.0%	(339)	(0.1)%	(198)	0.0%

Net income (loss)	120,878	17.4%	16,538	2.8%	5,324	1.1%

Net income attributable to noncontrolling interest	(100)	0.0	—	0.0	—	0.0

Net income attributable to IES Holdings, Inc.	$120,778	17.4%	$16,538	2.8%	$5,324	1.1%

The increase in net income for the year ended September 30, 2016 compared with the year ended September 30, 2015 is driven by a $109.0 million tax benefit in connection with the release of a valuation allowance on our deferred tax assets. This release is the result of a recent improvement in earnings, the addition of four new businesses acquired during the year, and consequently an improvement in our expectations about the generation of future taxable income to utilize our net operating loss carryforwards. See Note 9 — Income Taxes in our consolidated financial statements for further discussion.

Consolidated revenues for the year ended September 30, 2016 were $122.1 million greater than for the year ended September 30, 2015, an increase of 21.3%. Revenues increased as the Communications, Commercial & Industrial, and Infrastructure Solutions segments each recognized double digit revenue growth driven by an increase in demand for their service offerings combined with continued improvement of conditions in the markets in which they operate. Additionally, newly acquired businesses provided a combined $34.4 million of revenue in our Commercial & Industrial and Infrastructure Solutions segments for the year ended September 30, 2016. The Residential segment also contributed to the overall year-over-year growth.

Our overall gross profit percentage increased to 18.2% during the year ended September 30, 2016 as compared to 17.4% during the year ended September 30, 2015. Gross profit as a percentage of revenue increased at our Residential and Infrastructure Solutions operating segments, but declined slightly at our Communications and Commercial & Industrial segments, as discussed in further detail for each segment below.

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

During the year ended September 30, 2016, our selling, general and administrative expenses were $100.6 million, an increase of $19.1 million, or 23.5%, as compared to the year ended September 30, 2015. The increase is primarily attributable to higher personnel costs in connection with the growth and increased profitability at all of our segments. Additionally, our newly acquired businesses incurred general and administrative expense of $4.3 million for the year ended September 30, 2016. On a consolidated basis, our selling, general and administrative expense increased slightly as a percentage of revenue from 14.2% for the year ended September 30, 2015 to 14.4% for the year ended September 30, 2016.

Communications

2016 Compared to 2015

	Years Ended September 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$189,635	100.0%	$141,858	100.0%
Gross Profit	32,531	17.2%	25,843	18.2%
Selling, general and administrative expenses	20,839	11.0%	15,735	11.1%

Revenue. Revenues increased by $47.8 million during the year ended September 30, 2016, a 33.7% increase compared to the year ended September 30, 2015. The increase is the result of both the expansion of our customer base and additional work with existing customers. Revenues from data center work increased by $32.4 for the year ended September 30, 2016 compared with the year ended September 30, 2015. The majority of the other service offerings such as audio-visual and security, cabling, and Voice Over Internet Protocol (VoIP) work increased as we continue to add to our customer base, including entry into new markets.

Gross Profit. Gross profit during the year ended September 30, 2016 increased $6.7 million, or 25.9%, as compared to the year ended September 30, 2015. This increase was primarily driven by the overall increase in revenues noted above. Gross profit as a percentage of revenue decreased from 18.2% for the year ended September 30, 2015 to 17.2% for the year ended September 30, 2016. During 2016, we took on a larger number of projects where we were paid based on our cost incurred plus an agreed upon margin. This work is generally lower risk, and is typically performed at lower margins than the fixed price arrangements which comprise the majority of the work we perform.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.1 million, or 32.4%, during the year ended September 30, 2016 compared to the year ended September 30, 2015 as a result of higher personnel cost, including increased incentive compensation associated with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased slightly to 11.0% of segment revenue during the year ended September 30, 2016 compared to the year ended September 30, 2015 as we benefited from increased activity.

2015 Compared to 2014

	Years Ended September 30,
	2015		2014
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$141,858	100.0%	$116,073	100.0%
Gross Profit	25,843	18.2%	21,169	18.2%
Selling, general and administrative expenses	15,735	11.1%	13,481	11.6%

Revenue. Revenues increased by $25.8 million during the year ended September 30, 2015, a 22.2% increase compared to the year ended September 30, 2014. The increase is the result of both the expansion of our customer base and additional work with existing customers. The expansion of our service offerings within areas such as VoIP resulted in $10.8 million of incremental revenue for the year ended September 30, 2015. The majority of the other service offerings such as audio-visual and security, cabling, and data center work increased due to the overall volume of projects completed or in progress during the current year. Increases in these areas more than offset a decrease in high-tech manufacturing revenue, which fell by $6.0 million for the year ended September 30, 2015 compared to the year ended September 30, 2014.

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

Residential

2016 Compared to 2015

	Years Ended September 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$225,889	100.0%	$206,307	100.0%
Gross Profit	54,015	23.9%	41,872	20.3%
Selling, general and administrative expenses	37,585	16.6%	31,877	15.5%

Revenue. Revenues increased $19.6 million during the year ended September 30, 2016, an increase of 9.5% as compared to the year ended September 30, 2015. Single-family construction revenues increased by $22.2 million, primarily from growth in North Carolina and Georgia, as well as Texas, where the economy has experienced continued growth and population expansion. Cable and service activity, as well as revenue from solar installations, also increased year over year. These increases were partly offset by lower revenue for multi-family construction, which decreased by $8.6 million for the year ended September 30, 2016 as compared with the same period in 2015, primarily as a result of delays caused by shortages of qualified labor in other trades. Additional demand for multi-family housing in the Houston market has declined as a result of a slowdown in the oil and gas sector.

Gross Profit. During the year ended September 30, 2016, our Residential segment experienced a $12.1 million, or 29.0%, increase in gross profit as compared to the year ended September 30, 2015. Gross profit increased due to a higher volume of work across most service lines. Gross margin percentage increased within single-family, as demand for single-family housing has increased combined with improved efficiency and favorable commodity prices. Gross margin as a percentage of revenue also increased in our multi-family division, as a result of more competitive pricing and favorable commodity prices. We also recognized higher margins on service and cable work during the year ended September 30, 2016 compared with the year ended September 30, 2015.

Selling, General and Administrative Expenses. Our Residential segment experienced a $5.7 million, or 17.9%, increase in selling, general and administrative expenses during the year ended September 30, 2016 compared to the year ended September 30, 2015. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased 1.1% to 16.6% of segment revenue during the year ended September 30, 2016. The primary driver of the increase was the cost of incentive compensation for our operations managers, which is based on a profit-sharing model, combined with other bonus and commission expense which increased in connection with increased levels of activity and higher profitability.

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

Commercial & Industrial

2016 Compared to 2015

	Years Ended September 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$222,466	100.0%	$178,865	100.0%
Gross Profit	24,787	11.1%	21,543	12.0%
Selling, general and administrative expenses	17,169	7.7%	15,027	8.4%

Revenue. Revenues increased $43.6 million during the year ended September 30, 2016, an increase of 24.4% compared to the year ended September 30, 2015. The increase in revenue was driven largely by the Shanahan and STR acquisitions, which contributed $18.6 million of revenue for the year ended September 30, 2016. The market for this segment’s services remains highly competitive and, as such, we continue to seek to maintain a disciplined bid strategy. However, a continued focus on our sales strategy combined with improved market conditions in certain regions where we operate led to the year-over-year revenue increase.

Gross Profit. Gross profit during the year ended September 30, 2016 increased by $3.2 million, or 15.1%, as compared to the year ended September 30, 2015. The increase was due primarily to $3.1 million of additional gross margin contributed by the Shanahan and STR acquisitions. The market remains competitive, and we expect continued pressure on our ability to increase project bid margins in most of the markets we serve. Gross profit margins for the year ended September 30, 2016 were reduced compared with the prior year, primarily as a result of an increase in insurance costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended September 30, 2016 increased by $2.1 million, or 14.2%, compared to the year ended September 30, 2015. The increase is primarily attributable to $1.7 million of expense incurred at our newly acquired Shanahan and STR businesses. Selling, general and administrative expense as a percentage of revenues in the Commercial & Industrial segment decreased by 0.7% during the year ended September 30, 2016, as we benefited from increased activity.

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

Gross Profit. Gross profit during the year ended September 30, 2015 increased by $3.4 million, or 18.6%, as compared to the year ended September 30, 2014. The increase was due to an overall increase in the size of projects in progress, specific to the education, power distribution, and industrial markets. Commercial & Industrial’s gross margin percentage increased 1.1% to 12.0% during the year ended September 30, 2015. The improvement in margin percentage was primarily attributable to improved productivity, as well as a more selective bidding strategy which we believe reduced our exposure to riskier projects that have historically resulted in reduced earnings.

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

Infrastructure Solutions

2016 Compared to 2015

	Years Ended September 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$58,003	100.0%	$46,827	100.0%
Gross Profit	15,647	27.0%	10,633	22.7%
Selling, general and administrative expenses	12,404	21.4%	9,498	20.3%
Contingent consideration	652	1.1%	0	0.0%
Loss on sale of assets	826	1.4%	12	0.0%

Revenue. Revenues in our Infrastructure Solutions segment increased by $11.2 million during the year ended September 30, 2016, an increase of 23.9% compared to the year ended September 30, 2015. The increase in revenue was driven primarily by the Southern Rewinding, Calumet and Technibus acquisitions, which provided additional revenue of $20.6 million for the year ended September 30, 2016. This increase was partially offset by a $6.7 million decrease in revenues from our engine component business, for which we sold substantially all of the operating assets in April 2016. For additional information see Note 18, “Business Combinations and Divestitures” in the notes to our Consolidated Financial Statements.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the year ended September 30, 2016 increased by $5.0 million, as compared to the year ended September 30, 2015. The increase was driven primarily by the acquisitions of Southern Rewinding, Technibus and Calumet, which contributed $6.9 million of additional gross profit for the year ended September 30, 2016 compared with the year ended September 30, 2015. This increase was partly offset by a $2.0 million reduction in gross profit from our engine component business, for which we sold substantially all of the operating assets in April 2016. Gross profit as a percent of revenue increased from 22.7% for the year ended September 30, 2015 to 27.0% for the year ended September 30, 2016, as a result of higher margins at Calumet and Technibus.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2016 increased by $2.9 million compared to the year ended September 30, 2015. Selling, general and administrative expense as a percentage of revenue increased from 20.3% for the year ended September 30, 2015 to 21.4% for the year ended September 30, 2016. The increase was driven primarily by the acquisitions of Southern Rewinding, Technibus and Calumet, which contributed $3.6 million of additional expense for the year ended September 30, 2016 compared with the year ended September 30, 2015. This increase was partly offset by a $0.5 million reduction in selling, general and administrative expense at our engine component business, for which we sold substantially all of the operating assets in April 2016.

Contingent Consideration. Results of operations from Calumet have outperformed forecast measures used in our original valuation of the contingent consideration agreement, which we calculated following the acquisition of Calumet. As we now expect to pay higher contingent consideration because of increased profitability, we recorded additional contingent consideration expense of $0.7 million during the year ended September 30, 2016.

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

Revenue. Revenues in our Infrastructure Solutions segment decreased by $0.7 million during the year ended September 30, 2015, a decrease of 1.5% compared to the year ended September 30, 2014. The decrease in revenue was driven primarily by a decrease in demand for power assemblies by certain of our large rail customers. This decrease was partially offset by improved demand for electric motor repair services and the expansion of our customer base. Revenue for the year ended September 30, 2015 includes $2.9 million from Southern Rewinding, which we acquired in May 2015.

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

Interest and Other Expense, net

	Years Ended September 30,
	2016	2015	2014
	(In thousands)
Interest expense	$937	$813	$1,189
Deferred financing charges	345	317	385

Total interest expense	1,282	1,130	1,574

Other (income) expense, net	(83)	(180)	(203)

Total interest and other expense, net	$1,199	$950	$1,371

Interest Expense

During the year ended September 30, 2016, we incurred interest expense of $1.3 million primarily comprised of interest expense from our term loan facility with Wells Fargo, an average letter of credit balance of $6.9 million under our revolving credit facility and an average unused line of credit balance of $40.6 million. This compares to interest expense of $1.1 million for the year ended September 30, 2015, on a debt balance primarily comprised of our term loan facility with Wells Fargo, an average letter of credit balance of $6.9 million under our revolving credit facility and an average unused line of credit balance of $45.5 million.

For the year ended September 30, 2014, we incurred interest expense of $1.6 million on a debt balance primarily comprised of our term loan facility with Wells Fargo, an average letter of credit balance of $6.8 million under our revolving credit facility, and an average unused line of credit balance of $23.8 million.

PROVISION FOR INCOME TAXES

For the year ended September 30, 2016, we recorded a benefit from income tax of $97.1 million. This benefit included $109.0 million attributable to the release of our valuation allowance on certain of our net operating loss carryforwards and other deferred tax assets during the year ended September 30, 2016. This benefit is the result of our assessment that it is now more likely than not that we will generate sufficient taxable income to utilize these net operating loss carryforwards and other deferred tax assets.

Our provision for income taxes was $0.7 million for the years ended September 30, 2015 and 2014. Tax expense increased for the year ended September 30, 2015 by $0.2 million related to the federal income tax provision, $0.5 million related to the state income tax provision, and $0.1 million related to uncertain tax benefits. However, these increases were offset by a $0.7 million benefit from a reduction in our valuation allowance as a result of deferred tax liabilities added in connection with the acquisition of Southern Rewinding.

WORKING CAPITAL

During the year ended September 30, 2016, working capital exclusive of cash increased by $12.1 million from September 30, 2015, reflecting a $37.1 million increase in current assets and an $25.0 million increase in current liabilities during the period.

During the year ended September 30, 2016, our current assets increased by $37.1 million, or 26.6%, to $176.8 million, as compared to $139.7 million as of September 30, 2015. The increase in current assets is driven by current trade accounts receivables, net, which increased by $31.4 million at September 30, 2016, as compared to September 30, 2015. The increase in receivables was most notable in our Communications segment, which reported significantly higher revenues year over year, as well as an increase in cost-plus type contractual arrangements, where receivables usually are not collected as quickly as our typical contractual arrangements. At September 30, 2016 we had $13.0 million of accounts receivable of businesses acquired during the period. Days sales outstanding (“DSOs”) increased to 60 as of September 30, 2016 from 56 as of September 30, 2015. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. Costs and estimated earnings in excess of billings on uncompleted contracts increased by $3.2 million at September 30, 2016 as compared to September 30, 2015, primarily as a result of increased activity at our Communications segment, particularly as some of this additional work has been on cost plus type jobs, where there is typically some delay between incurring the cost and billing it to the customer.

During the year ended September 30, 2016, our total current liabilities increased by $25.0 million to $133.1 million, compared to $108.1 million as of September 30, 2015. The increase was driven primarily by an increase in accounts payable and accrued expenses, which increased by $25.9 million at September 30, 2016 as compared with September 30, 2015. The increase is driven by $6.3 million of accounts payable of businesses acquired during the period, as well as increased activity in our Communications segment.

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

As of September 30, 2016, the estimated cost to complete our bonded projects was approximately $54.3 million. We believe the bonding capacity currently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had cash and cash equivalents of $33.0 million and $33.1 million of availability under our revolving credit facility. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our revolving credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our revolving credit facility or raise funds in the capital markets, if needed.

We continue to monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

The Revolving Credit Facility

We maintain a revolving credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”), which is evidenced by an Amended and Restated Credit and Security Agreement (as amended, the “Credit Agreement”). During fiscal 2016, we amended the maximum revolver amount under the Credit Facility from $60 million to $70 million and extended the maturity date of the Credit Facility by one year to August 9, 2019. In addition, as further described below, we amended the Credit Facility to reduce the interest rate charged, modify the calculation of amounts available, resulting in an increase in available borrowing capacity, create new minimum thresholds for liquidity and Excess Availability (as defined in the Credit Agreement), and modify the thresholds of Liquidity (which, as defined in the Credit Agreement, is the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability) and Excess Availability below which the Company must maintain a specified Fixed Charge Coverage Ratio (as defined in the Credit Agreement).

The Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

Terms of the Credit Facility

The Credit Facility contains customary affirmative, negative and financial covenants, which were adjusted in fiscal 2016 amendments. At September 30, 2016, we were subject to the financial covenant under the Credit Facility requiring, at any time that our Liquidity is less than $14 million or our Excess Availability is less than $7 million, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. Additionally, pursuant to the amendments, we are required to maintain minimum Liquidity of $8.75 million and Excess Availability of $4.38 million at all times. At September 30, 2016, our Liquidity was $66.0 million and our Excess Availability was $33.1 million, and as such, we were not required to maintain a Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at September 30, 2016, our Fixed Charge Coverage Ratio was 17.6:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at September 30, 2016, provides us with the ability to use cash on hand or to draw on our Credit Facility such that we can fall below the Excess Availability and Liquidity minimum thresholds described above without violating our financial covenant.

Our Fixed Charge Coverage Ratio is calculated as (i) our trailing twelve month EBITDA (as defined in the Credit Agreement), less non-financed capital expenditures (other than capital expenditures financed by means of an advance under the Credit Facility) cash taxes and certain pass-through tax liabilities, divided by (ii) the sum of our cash interest and principal debt payments (other than repayment of principal on advances under the Credit Facility) and all Restricted Junior Payments (as defined in the Credit Agreement) (other than pass-through tax liabilities) and other cash distributions. As defined in the Credit Agreement, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses, interest expense, income taxes, depreciation and amortization and increases in any change in LIFO reserves.

If in the future our Liquidity or Excess Availability fall below $14 million or $7 million, respectively, and at that time our Fixed Charge Coverage Ratio is less than 1.0:1.0, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under our Credit Facility, it would result in an event of default under our Credit Facility, which could result in some or all of our indebtedness becoming immediately due and payable.

Borrowings under the Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables, inventories and personal property and equipment. Under the terms of the Credit Facility, amounts outstanding bear interest at a per annum rate equal to a Daily Three Month LIBOR (as defined in the Credit Agreement), plus an interest rate margin, which is determined quarterly, based on the following thresholds, which were adjusted in the fiscal 2016 amendments:

Level	Thresholds	Interest Rate Margin
I	If Liquidity is less than $24.5 million at any time during the period	2.25 percentage points

II	If Liquidity is greater than or equal to $24.5 million at all times during the period and less than $35.0 million at any time during the period	2.00 percentage points

III	If Liquidity is greater than or equal to $35.0 million at all times during the period	1.75 percentage points

In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.375% per annum, (2) a collateral monitoring fee ranging from $1 thousand to $2 thousand, based on the then-applicable interest rate margin, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Credit Agreement.

At September 30, 2016, we had $6.9 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $29.3 million.

Common Stock Rights Offering

On August 7, 2014, we completed a $20.0 million rights offering (the “Rights Offering”). In the Rights Offering, the Company distributed, at no charge, to the holders of shares of its common stock on July 7, 2014, one non-transferable subscription right for each share of common stock owned. Each right entitled the holder thereof to purchase from the Company 0.214578135 shares of common stock at a subscription price of $5.20 per share, which represented a discount to the market price of the common stock at the closing of the offering. In addition, holders who purchased all of the shares of common stock available to them were entitled to subscribe, at the same subscription price of $5.20 per share, for a portion of any shares of common stock that other holders did not purchase, subject to certain limitations (the “Over-Subscription Privilege”). The Rights Offering was fully subscribed, after giving effect to the exercise of Over-Subscription Privileges, and we received net proceeds of approximately $19.6 million, after deducting estimated offering expenses, for the issuance of 3,846,150 shares of common stock.

Immediately after giving effect to the Rights Offering, we had 21,768,642 shares of common stock issued and outstanding. Tontine beneficially owned approximately 60% of the shares of common stock outstanding immediately prior to launch of the Rights Offering, and immediately after giving effect to the Rights Offering, Tontine beneficially owned approximately 61% of the Company’s outstanding shares. Tontine currently owns approximately 58% of our outstanding shares based on its most recently filed amendment to its Schedule 13D.

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

Operating activities provided net cash of $25.0 million during the year ended September 30, 2016, as compared to $11.5 million of net cash provided in the year ended September 30, 2015. The increase in operating cash flow is the result of increased net income, slightly offset by an increase in working capital in connection with the increase in business activity.

Operating activities provided net cash of $11.5 million during the year ended September 30, 2015, as compared to $12.6 million of net cash provided in the year ended September 30, 2014. Although we reported higher net income in the year ended September 30, 2015 as compared to the year ended September 30, 2014, we ended fiscal 2015 with higher levels of working capital in connection with increased levels of activity, as well as working capital requirements at Southern Rewinding, where we used $1.1 million to pay down accounts payable and accrued liabilities immediately upon closing the acquisition.

Investing Activities

In the year ended September 30, 2016, net cash used in investing activities was $60.7 million as compared to $5.9 million of net cash used by investing activities in the year ended September 30, 2015. Investing activities for the year ended September 30, 2016 include $59.5 million for the acquisition of businesses, as well as $3.4 million of capital expenditures. These expenditures were slightly offset by the receipt of $2.2 million from the sale of substantially all of the operating assets of our engine components business. For the year ended September 30, 2015, cash used in investing activities included $3.1 million used for the acquisition of a business and $2.8 million of capital expenditures.

Investing activities of $2.0 million in the year ended September 30, 2014 relate to capital expenditures.

Financing Activities

Financing activities provided net cash of $19.4 million in the year ended September 30, 2016 compared to $3.6 million used in the year ended September 30, 2015. For the year ended September 30, 2016, we borrowed $20.3 million, which we used to partially fund our acquisition of Technibus. Additionally, we used $0.6 million for the repurchase of common stock under the Company’s stock repurchase program, and $0.3 million to collateralize letters of credit outstanding at Technibus. For the year ended September 30, 2015, we used $3.6 million for repurchases of the Company’s common stock under the authorized stock repurchase program. We repurchased an aggregate $3.5 million of common stock from an unrelated, third-party investor and in open market transactions, pursuant to the stock repurchase program, and we used an additional $0.1 million for the repurchase of common stock to satisfy employee payroll tax withholding obligations. For the year ended September 30, 2014, we raised $19.6 million through our Rights Offering. This was partly offset by $3.5 million used for repayments on our Credit Facility and $0.2 million used for the repurchase of common stock to satisfy employee payroll tax withholding obligations.

CONTROLLING SHAREHOLDER

On October 5, 2016, Tontine filed an amended Schedule 13D indicating its ownership level of approximately 58% of the Company’s outstanding common stock. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself.

We are a party to a sublease agreement with Tontine Associates, L.L.C., an affiliate of our controlling shareholder, for corporate office space in Greenwich, Connecticut. The sublease extends through April, 2019, with monthly payments due in the amount of approximately $8 thousand. The lease has terms at market rates, and payments by the Company are at a rate consistent with that paid by Tontine Associates, L.L.C. to its landlord.

Jeffrey L. Gendell has served as a member of the Board of Directors and as non-executive Chairman of the Board since November 2016. He is the managing member and founder of Tontine, the Company’s controlling shareholder, and the brother of David B. Gendell, who has served as a member of the Board of Directors since February 2012 and as non-executive Vice Chairman of the Board since November 2016, having previously served as the Company’s non-executive Chairman of the Board from January 2015 to November 2016. David B. Gendell is also an employee of Tontine.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2016, $0.8 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2016, $6.1 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2016, we did not have any open purchase commitments.

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

As of September 30, 2016, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$—	$29,257	$—	$—	$29,257
Operating lease obligations	6,617	8,819	3,856	2,345	21,637

Total (1)	$6,617	$38,076	$3,856	$2,345	$50,894

(1)	The tabular amounts exclude the interest obligations that will be created if the debt obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	2017	2018	2019	Thereafter	Total
Standby letters of credit	$6,944	$—	$—	$—	$6,944

Total	$6,944	$—	$—	$—	$6,944

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

Accordingly, we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, accounting for business combinations, the assessment of goodwill and asset impairment, our allowance for doubtful accounts receivable, the recording of our insurance liabilities and estimation of the valuation allowance for deferred tax assets, and unrecognized tax benefits. These accounting policies, as well as others, are described in Note 2, “Summary of Significant Accounting Policies” in the notes to our Consolidated Financial Statements, and at relevant sections in this discussion and analysis.

Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, over approximately 90% of our revenues are based on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). Approximately 5% of our revenues are earned from contracts where we are paid on a time and materials basis, and from time to time, we may enter into contracts on a cost plus basis. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year.

We complete most of our projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method. Revenues recognized on a percentage-of-completion basis, all of which are fixed price arrangements, comprised approximately 66.8% of our total revenue for the year ended December 31, 2016. The percentage-of-completion method for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed that management believes will be billed and collected within the next twelve months. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, completion of specified units or completion of the contract. Also included in this asset, from time to time, are claims and unapproved change orders, which include amounts that we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Claims and unapproved change orders are recorded at estimated realizable value when collection is probable and can be reasonably estimated. We do not recognize profits on construction costs incurred in connection with claims. Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred.

Business Combinations. In accounting for business combinations, certain assumptions and estimates are employed in determining the fair value of assets acquired, evaluating the fair value of liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit. These estimates may be affected by factors such as changing market conditions affecting the industries in which we operate. The most significant assumptions requiring judgment involve identifying and estimating the fair value of intangible assets and the associated useful lives for establishing amortization periods. To finalize purchase accounting for significant acquisitions, we utilize the services of independent valuation specialists to assist in the determination of the fair value of acquired intangible assets.

Valuation of Intangibles and Long-Lived Assets. We evaluate goodwill for potential impairment at least annually at year end, however, if impairment indicators exist, we will evaluate as needed. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we perform an impairment test by calculating the fair value of the reporting unit and comparing this calculated fair value with the carrying value of the reporting unit. We estimate the fair value of the reporting unit based on the market approach and income approach. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. We did not record goodwill impairment during the years ended September 30, 2016, 2015 or 2014.

Each reporting period, we assess impairment indicators related to long-lived assets and intangible assets. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates could materially impact our results of operations or financial projections. No impairment charges were recorded in the years ended September 30, 2016, 2015 or 2014.

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

Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2016, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient table income within the applicable NOL carryforward periods to realize $93.5 million of its deferred tax assets. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Over the ten-year period from 2004 through 2013, the Company reported net losses each year, finally returning to profitability in the year ended September 30, 2014. Because of this substantial history of losses, a substantial amount of positive evidence regarding current and future earnings is required to outweigh the significant negative evidence associated with our historical losses. For the year ended September 30, 2016, we reported a 35% increase in pretax income compared with the prior year. As shown in our Selected Financial Data table in Item 6 of this form 10-K, our earnings have improved. In 2016, we completed four acquisitions. As of the end of the fourth quarter 2016, all four 2016 acquisitions have been successfully integrated, and are contributing to the Company’s profitability. The largest of these acquisitions, Technibus, was acquired near the end of the third quarter of fiscal 2016, and we expect to benefit from a full year of Technibus operations in fiscal 2017. Improving results at the Company’s existing operations, as well as the integration of newly acquired businesses, have led to an increase in both current year actual and forecasted earnings. These 2016 developments, combined with the wind-down over the past few years of several underperforming branches closed in our 2011 restructuring, which generated significant historical losses, have led us to conclude that the more recent positive evidence now outweighs the historical negative evidence, and it is more likely than not that we will generate sufficient taxable income to utilize $93.5 million of deferred tax assets.

The release of the valuation allowance has been recorded as an income tax benefit in 2016, resulting in a benefit of $109.0 million, including $16.0 million related to current year activity. This benefit has resulted in a negative effective tax rate for the year ended September 30, 2016. As such, we expect our effective tax rate to increase in subsequent periods. However, this valuation allowance release has no impact on the amount of cash paid for income taxes. An inability to generate sufficient taxable income in future periods to realize our deferred tax assets may lead to a future need for a valuation allowance, and a corresponding reduction in GAAP net income. Further, any future reduction in the federal statutory tax rate could also cause a reduction in the economic benefit of the NOL available to us, and a corresponding charge to reduce the book value of the deferred tax asset recorded on our balance sheet.

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

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2013 and forward are subject to audit as are prior tax years, to the extent of unutilized net operating losses generated in those years.

We anticipate that approximately $3.7 million in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominantly due to the expiration of the statutes of limitation for unrecognized tax benefits.

New Accounting Pronouncements. Recent accounting pronouncements are described in Note 2, “Summary of Significant Accounting Policies — New Accounting Pronouncements” in the notes to our Consolidated Financial Statements, and at relevant sections in this discussion and analysis.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs, and commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Credit Facility. For additional information see “Risk Factors” in Item 1A of this Form 10-K.

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

All of the long-term debt outstanding under our Credit Facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our Credit Facility as of September 30, 2016 would cause a $0.3 million pre-tax annual increase in interest expense.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

IES Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of IES Holdings, Inc. and subsidiaries (“the Company”) as of September 30, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IES Holdings, Inc. and subsidiaries at September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IES Holdings, Inc. and subsidiaries internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 9, 2016 expressed an unqualified opinion thereon.

s/ ERNST & YOUNG LLP

Houston, Texas

December 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IES Holdings, Inc. and subsidiaries:

We have audited IES Holdings, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). IES Holdings, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls over Calumet Armature & Electric, LLC, Shanahan Mechanical and Electrical, Inc., STR Mechanical, LLC, and Technibus, Inc. acquired during the year ended September 30, 2016, which are included in the 2016 consolidated financial statements of the Company. Excluding goodwill and intangible assets, these businesses constituted 7% of consolidated total assets as of September 30, 2016 and 5% of consolidated revenues of IES Holdings, Inc. and subsidiaries for the year then ended. Our audit of internal control over financial reporting of IES Holdings, Inc. and subsidiaries also did not include the evaluation of the internal control over financial reporting of these businesses referred to above.

In our opinion, IES Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IES Holdings, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2016 and our report dated December 9, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

December 9, 2016

IES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	September 30, 2016	September 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,961	$49,360
Restricted cash	260	—
Accounts receivable:
Trade, net of allowance	124,368	92,976
Retainage	20,135	17,453
Inventories	13,236	13,977
Costs and estimated earnings in excess of billings	15,554	12,318
Prepaid expenses and other current assets	3,214	2,956

Total current assets	209,728	189,040

Property and equipment, net	15,694	11,683
Goodwill	39,936	17,249
Intangible assets, net	31,723	4,723
Deferred tax assets	93,549	—
Other non-current assets	3,710	2,984

Total assets	$394,340	$225,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	108,822	82,910
Current maturities of long-term debt	—	4
Billings in excess of costs and estimated earnings	24,229	25,165

Total current liabilities	133,051	108,079

Long-term debt, net of current maturities	29,257	9,203
Other non-current liabilities	6,832	6,983

Total liabilities	169,140	124,265

Noncontrolling interest	1,795	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 and 22,049,529 shares issued and 21,456,539 and 21,475,741 outstanding, respectively	220	220
Treasury stock, at cost, 592,990 and 573,788 shares, respectively	(4,781)	(4,401)
Additional paid-in capital	195,221	193,628
Retained earnings (deficit)	32,745	(88,033)

Total stockholders’ equity	223,405	101,414

Total liabilities and stockholders’ equity	$394,340	$225,679

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Years Ended September 30,
	2016	2015	2014
Revenues	$695,993	$573,857	$512,395
Cost of services	569,013	473,966	429,269

Gross profit	126,980	99,891	83,126
Selling, general and administrative expenses	100,558	81,416	75,571
Contingent consideration expense	652	—	—
(Gain) loss on sale of assets	810	(13)	(86)

Income from operations	24,960	18,488	7,641

Interest and other (income) expense:
Interest expense	1,282	1,130	1,574
Other (income) expense, net	(83)	(180)	(203)

Income from continuing operations before income taxes	23,761	17,538	6,270
Provision (benefit) for income taxes	(97,117)	661	748

Net income from continuing operations	120,878	16,877	5,522

Net loss from discontinued operations	—	(339)	(198)

Net income	120,878	16,538	5,324

Net income attributable to noncontrolling interest	(100)	—	—

Net income attributable to IES Holdings, Inc.	120,778	16,538	5,324

Unrealized gain (loss) on interest hedge, net of tax	—	2	(19)

Comprehensive income attributable to IES Holdings, Inc.	$120,778	$16,540	$5,305

Income (loss) per share:
Continuing operations	$5.63	$0.79	$0.30
Discontinued operations	—	(0.02)	(0.01)

Basic	$5.63	$0.77	$0.29

Diluted income (loss) per share:
Continuing operations	$5.62	$0.79	$0.30
Discontinued operations	—	(0.02)	(0.01)

Diluted	$5.62	$0.77	$0.29

Shares used in the computation of income (loss) per share
Basic	21,279,342	21,480,622	18,417,564
Diluted	21,492,339	21,526,188	18,473,420

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		APIC	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2013	18,203,379	$182	(259,057)	$(2,332)	$174,514	$17	$(109,895)	$62,486
Grants under compensation plans	—	—	13,500	117	(117)	—	—	—
Acquisition of treasury stock	—	—	(36,272)	(179)	—	—	—	(179)
Non-cash compensation	—	—	—	—	711	—	—	711
Interest rate swap	—	—	—	—	—	(19)	—	(19)
Shares issued in rights offering	3,846,150	38	—	—	19,611	—	—	19,649
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	—	5,324	5,324

BALANCE, September 30, 2014	22,049,529	$220	(281,829)	$(2,394)	$194,719	$(2)	$(104,571)	$87,972

Grants under compensation plans	—	—	207,874	1,615	(1,615)	—	—	—
Acquisition of treasury stock	—	—	(499,833)	(3,622)	—	—	—	(3,622)
Non-cash compensation	—	—	—	—	524	—	—	524
Interest rate swap		—	—	—	—	2	—	2
Shares issued in rights offering	—	—	—	—	—	—	—	—
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	—	16,538	16,538

BALANCE, September 30, 2015	22,049,529	$220	(573,788)	$(4,401)	$193,628	$—	$(88,033)	$101,414

Grants under compensation plans	—	—	5,670	44	(44)	—	—	—
Acquisition of treasury stock	—	—	(59,872)	(685)	95	—	—	(590)
Stock forfeitures	—	—	(7,500)	(72)	72	—	—	—
Options exercised	—	—	42,500	333	(113)	—	—	220
Non-cash compensation	—	—	—	—	1,583	—		1,583
Net income attributable to IES Holdings, Inc.	—	—	—	—		—	120,778	120,778

BALANCE, September 30, 2016	22,049,529	$220	(592,990)	$(4,781)	$195,221	$—	$32,745	$223,405

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended September 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120,878	$16,538	$5,324
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	360	269	170
Deferred financing cost amortization	345	316	385
Depreciation and amortization	5,664	2,509	2,526
Loss on sale of assets	810	67	218
Non-cash compensation expense	1,583	524	711
Deferred income taxes	(98,402)	—	—
Changes in operating assets and liabilities
Accounts receivable	(22,439)	(15,115)	(4,137)
Inventories	3,897	2,526	3,788
Costs and estimated earnings in excess of billings	(3,236)	(3,727)	(256)
Prepaid expenses and other current assets	(1,716)	(1,902)	2,295
Other non-current assets	(1,500)	120	592
Accounts payable and accrued expenses	19,676	6,654	39
Billings in excess of costs and estimated earnings	(936)	3,313	1,176
Other non-current liabilities	(16)	(586)	(233)

Net cash provided by operating activities	24,968	11,506	12,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,417)	(2,779)	(1,982)
Proceeds from sales of assets	2,225	—	—
Cash paid in conjunction with business combination	(59,544)	(3,113)	—

Net cash used in investing activities	(60,736)	(5,892)	(1,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	20,289	26	—
Repayments of debt	(290)	—	(3,502)
Purchase of treasury stock	(590)	(3,622)	(179)
Change in restricted cash	(260)	—	—
Issuance of shares	220	—	19,650

Net cash provided by (used in) financing activities	19,369	(3,596)	15,969

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,399)	2,018	26,585
CASH AND CASH EQUIVALENTS, beginning of period	49,360	47,342	20,757

CASH AND CASH EQUIVALENTS, end of period	$32,961	$49,360	$47,342

	2016	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,009	$792	$1,149
Cash paid for income taxes (net)	$1,415	$1,532	$732

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of end markets. Our operations are currently organized into four principal business segments based upon the nature of our current services:

•	Communications — Nationwide provider of technology infrastructure products and services to large corporations and independent businesses.

•	Residential — Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•	Commercial & Industrial — Provider of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

•	Infrastructure Solutions — Provider of electro-mechanical solutions for industrial operations.

The words “IES”, the “Company”, “we”, “our”, and “us” refer to IES Holdings, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.

Our Communications segment is a leading provider of network infrastructure services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, high-tech manufacturing, educational and information technology industries, including for Fortune 500 companies. We also provide the design and installation of audio/visual, telephone, fire, wireless access and intrusion alarm systems as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 13 offices, which include our Communications headquarters located in Tempe, Arizona, allowing for dedicated onsite maintenance teams at our customers’ sites.

Our Residential segment provides electrical installation services for single-family housing and multi-family apartment complexes and cable television installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment also provides services for the installation of residential solar power, both for new construction and existing residences. The Residential segment is made up of 32 locations, which include our Residential headquarters in Houston, Texas. These locations geographically cover the Sun-Belt, Western and Mid-Atlantic regions of the United States.

Our Commercial & Industrial segment offers a broad range of expertise that enables us to provide a wide array of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets. The offerings under our design services platform range from budget assistance to providing design build and LEED solutions to our end customers. These services are typically integrated with our construction services. Our construction services range from the initial planning and procurement to installation and start-up. The construction services are offered to a variety of new and remodel construction projects including transmission and distribution projects. The maintenance services offered include constant presence, critical plant shutdown, troubleshooting, emergency testing, and preventative maintenance. We provide our services for a variety of project types, including: office buildings, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities and municipal infrastructure and health care facilities. The Commercial & Industrial segment consists of 20 locations, including the segment headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon and the Southeast and Mid-Atlantic regions.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Our Infrastructure Solutions segment provides electro-mechanical solutions for industrial operations to domestic and international customers. In particular, our electro-mechanical services include the maintenance and repair of alternating current (AC) and direct current (DC) electric motors and generators, as well as power generating and distribution equipment; the manufacture, remanufacture, and repair of industrial lifting magnets; maintenance and repair of railroad main and auxiliary generators, main alternators, and traction motors; and the manufacture of bus duct solutions used in power distribution. In April 2016, Infrastructure Solutions sold substantially all of the assets of its engine components business, which manufactured and remanufactured EMD-style power assemblies for various engine types and offered premium replacement parts for power assemblies. This segment serves the steel, railroad, marine, petrochemical, pulp and paper, wind energy, mining, automotive, power generation, scrap yards, and utility industries. Infrastructure Solutions is comprised of 10 locations, headquartered in Ohio. These locations geographically cover Alabama, Georgia, Indiana, Illinois, Ohio, West Virginia and California.

Controlling Shareholder

At September 30, 2016, Tontine Associates, L.L.C. and its affiliates (collectively, “Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. For a more complete discussion on our relationship with Tontine, please refer to Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IES Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Asset Impairment

During the fiscal years ended September 30, 2016, 2015 and 2014, the Company recorded no asset impairment charges.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in accounting for business combinations and analyzing goodwill, investments, intangible assets and long-lived asset impairments and adjustments, allowance for doubtful accounts receivable, stock-based compensation, reserves for legal matters, realizability of deferred tax assets, unrecognized tax benefits and self-insured claims liabilities and related reserves.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

IES HOLDINGS, INC.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

with indefinite lives are not subject to amortization. We perform a test for impairment annually, or more frequently when indicators of impairment are present.

Debt Issuance Costs

Debt issuance costs are included as a reduction of our debt outstanding, and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $345, $317 and $385, respectively, for the years ended 2016, 2015 and 2014. Remaining unamortized capitalized debt issuance costs were $976 and $1,031 at September 30, 2016, and September 30, 2015, respectively.

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

Certain divisions in the Residential and Infrastructure Solutions segments use the completed contract method of accounting because the duration of their contracts are short in nature. We recognize revenue on completed contracts when the project is complete and billable to the customer. Provisions for estimated losses on these contracts are recorded in the period such losses are determined.

The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed which management believes will generally be billed and collected within the next twelve months. Also included in this asset, from time to time, are claims and unapproved change orders which are amounts we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Claims are limited to costs incurred and are recorded at estimated realizable value when collection is probable and can be reasonably estimated. We do not recognize profits on project costs incurred in connection with claims. Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred. As of September 30, 2016, 2015 and 2014, there were

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

no material revenues recorded associated with any outstanding claims. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, completion of specified units or at the completion of the contract.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be collectible are written off as deemed necessary in the period such determination is made. As is common in our industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. These receivables are primarily associated with a few branches within our Commercial & Industrial segment. Certain other receivables are slow-pay in nature and require us to exercise our contractual or lien rights. Our allowance for doubtful accounts at September 30, 2016 and 2015 was $736 and $842, respectively. We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of September 30, 2016.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation on a quarterly basis. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2016, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient taxable income within the applicable NOL carryforward periods to realize its net deferred tax assets of $93,549. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from these estimates, our results could be affected.

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

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. Each year, we compile our historical data pertaining to the insurance experiences and actuarially develop the ultimate loss associated with our insurance programs other than pollution coverage for our Infrastructure Solutions segment. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs.

The undiscounted ultimate losses of our workers’ compensation, auto and general liability insurance reserves at September 30, 2016 and 2015, was $5,223 and $4,465, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows:

Year Ended September 30:
2017	$1,827
2018	1,183
2019	625
2020	403
2021	216
Thereafter	969

Total	$5,223

We elect to discount the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended September 30, 2016 and 2015, the discount rate used was 1.1 percent and 1.4 percent, respectively. The present value of all insurance reserves for the employee group health claims, workers’ compensation, auto and general liability recorded at September 30, 2016 and 2015 was $5,464 and $4,518, respectively. Our employee group health claims are anticipated to be resolved within the year ended September 30, 2017.

We had letters of credit totaling $6,126 outstanding at September 30, 2016 to collateralize certain of our high deductible insurance obligations.

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

For the years ended September 30, 2016, 2015 and 2014, no indicators of impairments were identified, and no impairment charges were recorded.

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits and accounts receivable. Through delayed payment terms, we at times grant credit, usually without

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

collateral, to our customers, who are generally large public companies, contractors and homebuilders throughout the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, specifically, within the construction, homebuilding and mission critical facility markets. However, we are entitled to payment for work performed and generally have certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to manage potential credit risk. We routinely maintain cash balances in financial institutions in excess of federally insured limits. We periodically assess the financial condition of these institutions where these funds are held and believe the credit risk is minimal. We maintain the majority of our cash and cash equivalents in money market mutual funds. There can be no assurance, however, that we will not be adversely affected by credit risks we face.

No single customer accounted for more than 10% of our consolidated revenues for the years ended September 30, 2016, 2015 and 2014.

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

We estimate the fair value of our investment in EnerTech (Level 3) using quoted market prices for underlying publicly traded securities, and estimated enterprise values determined using cash flow projections and market multiples of the underlying non-public companies. For additional information, please refer to Note 6, “Detail of Certain Balance Sheet Accounts — Securities and Equity Investments — Investment in EnerTech.”

Stock-Based Compensation

We measure and record compensation expense for all share-based payment awards based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. We calculate the fair value of stock options using a binomial option pricing model. The fair value of restricted stock awards and phantom stock unit awards is determined based on the number of shares granted and the closing price of IES’s common stock on the date of grant. For awards vesting upon achievement of a market condition, the likelihood of achieving that market condition is considered in determining the fair value of the grant, which we expense ratably over the vesting period. For awards vesting upon achievement of a performance condition, we record expense based on the grant date fair value when it becomes probable the performance condition will be achieved. Forfeitures are estimated at the time of grant and revised as deemed necessary. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

Deferred Compensation Plans

The Company maintains a rabbi trust to fund certain deferred compensation plans. The securities held by the trust are classified as trading securities. The investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2016 and 2015. The changes in fair values are recorded as a component of other income (expense) in the Consolidated Statements of Comprehensive Income.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The corresponding deferred compensation liability is included in other non-current liabilities on the Consolidated Balance Sheets and changes in this obligation are recognized as adjustments to compensation expense in the period in which they are determined.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard also requires expanded disclosures surrounding revenue recognition. The effective date will be the first quarter of our fiscal year ended September 30, 2019. The standard allows for either full retrospective or modified retrospective adoption, and we currently plan to use the modified retrospective basis on the adoption date. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation Of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as other assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. In August 2015, the FASB issued an update (ASU 2015-15) to address revolving lines of credit which may not have outstanding balances. This update allows an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standard was effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The Company adopted this update retrospectively during the period ended September 30, 2016. This adoption resulted in reductions of $976 and $1,031 at September 30, 2016 and 2015, respectively, of both Other non-current assets and Long term debt in the Consolidated Balance Sheets.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The update is effective for fiscal years beginning after December 15, 2015. The Company adopted this presentation during the period ended September 30, 2016 on a prospective basis. The adoption of this update did not have a material impact on our results of operations or financial position.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

leases will result in a front-loaded expense pattern, similar to current capital leases. ASU 2016-02 becomes effective for the fiscal year ended September 30, 2020. We are currently evaluating whether to early adopt the standard and what impact it will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 eliminates additional paid in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and the accounting for forfeitures is also changing. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We expect to early adopt ASU 2016-09 in the year ended September 30, 2017. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

3. CONTROLLING SHAREHOLDER

At September 30, 2016, Tontine was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses (“NOLs”) for federal and state income tax purposes. On November 8, 2016, the Company implemented a new tax benefit protection plan (the “NOL Rights Plan”), following expiration of the Company’s prior tax benefit protection plan, which was implemented in January 2013. Like the prior plan, the NOL Rights Plan was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of control or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our severance arrangements.

Jeffrey L. Gendell was appointed as a member of the Board of Directors and as non-executive Chairman of the Board in November 2016. He is the managing member and founder of Tontine and the brother of David B. Gendell, who has served as a member of the Board of Directors since February 2012 as non-executive Vice Chairman of the Board since November 2016 and as the Company’s non-executive Chairman of the Board from January 2015 to November 2016. David B. Gendell is also an employee of Tontine.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years	Years Ended September 30,

		2016	2015
Land	N/A	$876	$936
Buildings	5-20	3,825	4,120
Transportation equipment	3-5	2,395	1,320
Machinery and equipment	3-10	14,049	9,586
Leasehold improvements	5-10	2,632	2,314
Information systems	2-8	16,072	15,800
Furniture and fixtures	5-7	972	790

		$40,821	$34,866
Less-Accumulated depreciation		(25,307)	(23,212)
Construction in progress		180	29

Property and equipment, net		$15,694	$11,683

Depreciation expense from continuing operations was $2,727, $2,128 and $1,989, respectively, for the years ended September 30, 2016, 2015 and 2014.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table reconciles the components of the basic and diluted loss per share for the years ended September 30, 2016, 2015 and 2014:

	Years Ended September 30,
	2016	2015	2014
Numerator:
Net income from continuing operations attributable to common shareholders of IES Holdings, Inc.	$119,722	$16,792	$5,500
Net income from continuing operations attributable to restricted shareholders of IES Holdings, Inc.	1,056	85	22

Net income from continuing operations of IES Holdings, Inc.	$120,778	$16,877	$5,522

Net loss from discontinued operations attributable to common shareholders of IES Holdings, Inc.	$—	$(339)	$(198)

Net loss from discontinued operations of IES Holdings, Inc.	$—	$(339)	$(198)

Net income attributable to common shareholders	$119,722	$16,453	$5,302
Net income attributable to restricted shareholders	1,056	85	22

Net income of IES Holdings, Inc.	$120,778	$16,538	$5,324

Denominator:
Weighted average common shares outstanding — basic	21,279,342	21,480,622	18,417,564
Effect of dilutive stock options and non-vested restricted stock	212,997	45,566	55,856

Weighted average common and common equivalent shares outstanding — diluted	21,492,339	21,526,188	18,473,420

Basic earnings (loss) per share attributable to IES Holdings, Inc.:
Basic earnings per share from continuing operations	$5.63	$0.79	$0.30
Basic loss per share from discontinued operations	$0.00	$(0.02)	$(0.01)
Basic earnings per share	$5.63	$0.77	$0.29
Diluted earnings per share attributable to IES Holdings, Inc.:
Diluted earnings per share from continuing operations	$5.62	$0.79	$0.30
Diluted loss per share from discontinued operations	$0.00	$(0.02)	$(0.01)
Diluted earnings per share	$5.62	$0.77	$0.29

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts on accounts and long-term receivables consists of the following:

	Years Ended September 30,
	2016	2015
Balance at beginning of period	$842	$780
Additions to costs and expenses	360	416
Deductions for uncollectible receivables written off, net of recoveries	(466)	(354)

Balance at end of period	$736	$842

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Accounts payable and accrued expenses consist of the following:

	Years Ended September 30,
	2016	2015
Accounts payable, trade	$64,963	$47,033
Accrued compensation and benefits	26,827	22,527
Accrued insurance liabilities	5,464	4,518
Other accrued expenses	11,568	8,832

	$108,822	$82,910

Contracts in progress are as follows:

	Years Ended September 30,
	2016	2015
Costs incurred on contracts in progress	$409,075	$329,942
Estimated earnings	48,618	37,576

	457,693	367,518
Less — Billings to date	(466,368)	(380,365)

Net contracts in progress	$(8,675)	$(12,847)

Costs and estimated earnings in excess of billings	15,554	12,318
Less — Billings in excess of costs and estimated earnings	(24,229)	(25,165)

Net contracts in progress	$(8,675)	$(12,847)

Other non-current assets are comprised of the following:

	Years Ended September 30,
	2016	2015
Deferred tax assets	$—	$147
Executive Savings Plan assets	599	617
Securities and equity investments	919	919
Other	2,192	1,301

Total	$3,710	$2,984

Securities and Equity Investments

Investment in EnerTech

At September 30, 2016 and 2015, we held an investment in EnerTech Capital Partners II L.P. (“EnerTech), a private investment fund. As our investment was 2.21 % of the overall ownership in EnerTech at September 30, 2016 and 2015, we account for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. The carrying value of our investment in EnerTech at both September 30, 2016 and 2015 was $919.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of September 30, 2016 and 2015:

	Years Ended September 30,
	2016	2015
Carrying value	$919	$919
Unrealized gains	159	66

Fair value	$1,078	$985

At each reporting date, the Company performs an evaluation of impairment for securities to determine if any unrealized losses are other-than-temporary. For equity securities, this evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset and liability management objectives and securities portfolio objectives. Based on the results of this evaluation, we believe the unrealized gain at September 30, 2016 indicated our investment was not impaired.

In December 2015, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund through December 31, 2016. The fund is expected to terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2017 with the consent of the fund’s valuation committee.

7. DEBT

Debt consists of the following:

	September 30,	September 30,
	2016	2015
Capital lease obligation	$—	$4
Revolving loan (long-term debt)	30,233	10,234
Debt issuance costs	(976)	(1,031)

Total debt	$29,257	$9,207

At September 30, 2016, we had $33,070 available to us under the Credit Facility (as defined below), $6,944 in outstanding letters of credit with Wells Fargo and $30,233 outstanding borrowings on our Revolving Loan under the Credit Facility (the “Revolving Loan”). All amounts outstanding under our Revolving Loan are due and payable in 2019, upon expiration of the Credit Facility, and all amounts described as available are available without triggering our financial covenant under the Credit Facility.

For the years ended September 30, 2016, 2015 and 2014, we incurred interest expense of $1,282, $1,130 and $1,574, respectively.

The Revolving Credit Facility

We maintain a revolving credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”), which is evidenced by an Amended and Restated Credit and Security Agreement (as amended, the “Credit Agreement”). During

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

fiscal 2016, we amended the maximum revolver amount under the Credit Facility from $60,000 to $70,000 and extended the maturity date by one year to August 9, 2019. In addition, as further described below, we amended the Credit Facility to reduce the interest rate charged, modify the calculation of amounts available, resulting in an increase in available borrowing capacity, create new minimum thresholds for Liquidity and Excess Availability (as defined in the Credit Agreement), and modify the thresholds of Liquidity (which, as defined in the Credit Agreement, is the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability) and Excess Availability below which the Company must maintain a specified Fixed Charge Coverage Ratio (as defined in the Credit Agreement).

The Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

Terms of the Credit Facility

The Credit Facility contains customary affirmative, negative and financial covenants, which were adjusted in the fiscal 2016 amendments. At September 30, 2016, we were subject to the financial covenant under the Credit Facility requiring, at any time that our Liquidity is less than $14,000 or our Excess Availability is less than $7,000, that we maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0. Additionally, pursuant to amendments to the Credit Facility, we are required to maintain minimum Liquidity of $8,750 and Excess Availability of $4,380 at all times. At September 30, 2016, our Liquidity was $66,291 and our Excess Availability was $33,070, and as such, we were not required to maintain a Fixed Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at September 30, 2016, our Fixed Charge Coverage Ratio was 17.6:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at September 30, 2016, provides us with the ability to use cash on hand or to draw on our Credit Facility such that we can fall below the Excess Availability and Liquidity minimum thresholds described above without violating our financial covenant.

Our Fixed Charge Coverage Ratio is calculated as (i) our trailing twelve month EBITDA (as defined in the Credit Agreement), less non-financed capital expenditures (other than capital expenditures financed by means of an advance under the Credit Facility) cash taxes and certain pass-through tax liabilities, divided by (ii) the sum of our cash interest and principal debt payments (other than repayment of principal on advances under the Credit Facility) and all Restricted Junior Payments (as defined in the Credit Agreement) (other than pass-through tax liabilities) and other cash distributions. As defined in the Credit Agreement, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses, interest expense, income taxes, depreciation and amortization and increases in any change in LIFO reserves.

If in the future our Liquidity or Excess Availability fall below $14,000 or $7,000, respectively, and at that time our Fixed Charge Coverage Ratio is less than 1.0:1.0, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under our Credit Facility, it would result in an event of default under our Credit Facility, which could result in some or all of our indebtedness becoming immediately due and payable.

Borrowings under the Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables, inventories and personal property and equipment. Under the terms of the Credit Facility, amounts outstanding bear interest at a per annum rate

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

equal to a Daily Three Month LIBOR (as defined in the Credit Agreement), plus an interest rate margin, which is determined quarterly, based on the following thresholds, which were adjusted in the fiscal 2016 amendments:

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

At September 30, 2016, the carrying value of amounts outstanding on our Credit Facility approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a Level 2 measurement.

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

Rent expense was $5,868, $5,295 and $5,300 for the years ended September 30, 2016, 2015 and 2014, respectively.

Future minimum lease payments under these non-cancelable operating leases with terms in excess of one year are as follows:

Year Ended September 30:
2017	$6,617
2018	5,008
2019	3,811
2020	2,574
2021	1,282
Thereafter	2,345

Total	$21,637

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

9. INCOME TAXES

Federal and state income tax provisions for continuing operations are as follows:

	Years Ended September 30,
	2016	2015	2014
Federal:
Current	$762	$417	$183
Deferred	(97,093)	(564)	182
State:
Current	952	729	554
Deferred	(1,738)	79	(171)

	$(97,117)	$661	$748

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income (loss) before income taxes as follows:

	Years Ended September 30,
	2016	2015	2014
Provision (benefit) at the statutory rate	$8,316	$6,139	$2,195
Increase resulting from:
Alternative minimum tax	—	417	—
Non-deductible expenses	1,557	753	563
Long-lived assets	—	69	—
State income taxes, net of federal deduction	1,105	937	544
Contingent tax liabilities	—	51	—
Other	—	54	—
Decrease resulting from:
Change in valuation allowance	(108,987)	(7,034)	(2,547)
Valuation allowance adjustment — acquisitions	—	(725)	—
Contingent tax liabilities	(96)	—	(1)
Other	988	—	(6)

	$(97,117)	$661	$748

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	Years Ended September 30,
	2016	2015
Deferred income tax assets:
Allowance for doubtful accounts	$280	$322
Accrued expenses	10,729	9,186
Net operating loss carryforward	86,280	99,610
Various reserves	1,410	1,169
Equity losses in affiliate	84	200
Share-based compensation	1,012	573
Capital loss carryforward	338	222
Intangible assets	—	413
Other	3,185	1,744

Subtotal	103,318	113,439
Less valuation allowance	2,224	111,211

Total deferred income tax assets	$101,094	$2,228

Deferred income tax liabilities:
Property and equipment	$1,517	$599
Intangible assets	5,629	1,084
Other	399	343

Total deferred income tax liabilities	7,545	2,026

Net deferred income tax assets (liabilities)	$93,549	$202

In fiscal 2016, the valuation allowance on our deferred tax assets decreased by $108,987, which is included in our consolidated comprehensive income statement.

In 2002, we adopted a tax accounting method change that allowed us to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. We believe the realization of the additional tax basis in goodwill is not more likely than not and have not recorded a deferred tax asset. Although such a deferred tax asset has not been recorded through September 30, 2016, we have derived a cumulative cash tax reduction of $11,487 from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. In addition, the amortization of the additional tax goodwill has resulted in additional federal net operating loss carry forwards of $142,052 and state net operating loss carry forwards of $11,227. We believe the realization of the additional net operating loss carry forwards is not more likely than not and have not recorded a deferred tax asset. We have zero tax basis in additional tax goodwill that will be amortized during the year ended September 30, 2017.

As of September 30, 2016, we had available approximately $404,032 of federal net tax operating loss carry forward for federal income tax purposes, including $142,052 resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2025. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our utilization after the change date of our net operating loss in existence as of the change of control date was subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Section 382 on the utilization of federal net operating losses was approximately $20,000 for the first five tax years subsequent to the change in ownership and $16,000 thereafter. Approximately $299,904 of federal net operating losses will not be subject to this limitation. Also, after applying the Section 382 limitation to available state net operating loss carry forwards, we had available approximately $85,929 state net tax operating loss carry forwards, including $11,227 resulting from the additional amortization of tax goodwill which begins to expire as of September 30, 2017. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2016, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Over the ten-year period from 2004 through 2013, the Company reported net losses each year, returning to profitability in the year ended September 30, 2014. Because of this substantial history of losses, a substantial amount of positive evidence regarding current and future earnings is required to outweigh the significant negative evidence associated with our historical losses. During the year ended September 30, 2016, we completed four acquisitions, and as of the end of the fourth quarter 2016, all four 2016 acquisitions have been integrated, and are contributing to the Company’s profitability. These newly acquired businesses, along with improving results at all of the Company’s existing operations, have led to an increase in both current year actual and forecast earnings. These 2016 developments, combined with the wind-down over the past few years of several underperforming branches closed in our 2011 restructuring, which generated significant historical losses, have led us to conclude that the more recent positive evidence now outweighs the historical negative evidence, and it is more likely than not that we will generate sufficient taxable income to utilize certain of our net operating loss carryforwards. As such, we have released $108,987 of valuation allowance in 2016, of which approximately $16,000 related to 2016 activity. As of September 30, 2016, we have provided $326 valuation allowances for federal deferred tax assets and $1,898 for certain state deferred tax assets. We believe that $7,157 and $388 of federal and state deferred tax assets, respectively, will be realized by offsetting reversing deferred tax liabilities. In addition, we have $550 of net state deferred tax assets that we expect will be realized, and therefore valuation allowances were not provided for these assets. As a result, we have recorded a net deferred tax asset of $93,549 on our consolidated balance sheets. We will continue to evaluate the appropriateness of our remaining deferred tax assets and need for valuation allowances on a quarterly basis. Further, any future reduction in the federal statutory tax rate could result in a charge to reduce the book value of the net deferred tax assets recorded on our consolidated balance sheet.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	Years Ended September 30,
	2016	2015
Balance at October 1,	$55,963	$56,079
Additions for position related to current year	—	98
Additions for positions of prior years	—	1
Reduction resulting from the lapse of the applicable statutes of limitations	27	198
Reduction resulting from positions of prior years	69	—
Reduction resulting from settlement of positions of prior years	—	17

Balance at September 30,	$55,867	$55,963

As of September 30, 2016 and 2015, $55,867 and $55,963, respectively, of unrecognized tax benefits would result in a decrease in the provision for income tax expense, of which $50,581 for each of those years, respectively, relates to net operating loss from additional goodwill resulting from the tax accounting method change discussed above. We believe the realization of the net operating losses resulting from the tax accounting method change is not more likely than not and have not recorded a deferred tax asset. However, if we are partially or fully successful in defending our tax accounting method change we may realize a portion or all of the deferred tax asset related to this net operating loss, offset by an increase in the valuation allowance. We anticipate that approximately $3,745 in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits.

We had approximately $11 and $18 accrued for the payment of interest and penalties at September 30, 2016 and 2015, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2013 and forward are subject to federal audit as are tax years prior to September 30, 2013, to the extent of unutilized net operating losses generated in those years. The tax years ended September 30, 2012 and forward are subject to state audits as are tax years prior to September 30, 2012, to the extent of unutilized net operating losses generated in those years.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Segment information for the years ended September 30, 2016, 2015 and 2014 is as follows:

	Years Ended September 30, 2016
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$189,635	$225,889	$222,466	$58,003	$—	$695,993
Cost of services	157,104	171,874	197,679	42,356	—	569,013

Gross profit	32,531	54,015	24,787	15,647	—	126,980
Selling, general and administrative	20,839	37,585	17,169	12,404	12,561	100,558
Contingent consideration	—	—	—	652	—	652
Loss (gain) on sale of assets	—	1	(17)	826	—	810

Income (loss) from operations	$11,692	$16,429	$7,635	$1,765	$(12,561)	$24,960

Other data:
Depreciation and amortization expense	$577	$509	$1,234	$3,072	$272	$5,664
Capital expenditures	1,102	704	795	721	95	3,417
Total assets	$68,018	$43,195	$59,763	$89,447	$133,917	$394,340

	Years Ended September 30, 2015
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$141,858	$206,307	$178,865	$46,827	$—	$573,857
Cost of services	116,015	164,435	157,322	36,194	—	473,966

Gross profit	25,843	41,872	21,543	10,633	—	99,891
Selling, general and administrative	15,735	31,877	15,027	9,498	9,279	81,416
Loss (gain) on sale of assets	(18)	4	(11)	12	—	(13)

Income (loss) from operations	$10,126	$9,991	$6,527	$1,123	$(9,279)	$18,488

Other data:
Depreciation and amortization expense	$512	$485	$283	$952	$277	$2,509
Capital expenditures	675	352	391	1,197	164	2,779
Total assets	$49,500	$37,755	$44,156	$30,112	$64,156	$225,679

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Years Ended September 30, 2014
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$116,073	$182,514	$166,249	$47,559	$—	$512,395
Cost of services	94,904	148,685	148,081	37,599	—	429,269

Gross profit	21,169	33,829	18,168	9,960	—	83,126
Selling, general and administrative	13,481	27,947	14,479	9,346	10,318	75,571
Loss (gain) on sale of assets	6	4	(46)	(50)	—	(86)

Income (loss) from operations	$7,682	$5,878	$3,735	$664	$(10,318)	$7,641

Other data:
Depreciation and amortization expense	$414	$491	$270	$980	$371	$2,526
Capital expenditures	331	420	266	828	137	1,982
Total assets	$30,415	$40,555	$43,937	$27,272	$57,771	$199,950

11. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, which was amended and restated effective February 9, 2016, following approval by shareholders at the Company’s 2016 Annual Shareholders’ Meeting, provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the amended and restated 2006 Equity Incentive Plan, of which approximately 1,056,574 shares are available for issuance at September 30, 2016.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. The Company initiated the program in February 2015 and during the year ended September 30, 2015, pursuant to the program, we repurchased 482,156 shares of common stock at an average price of $7.22 per share for a total aggregate purchase price of $3.5 million. We repurchased 46,929 shares of our common stock during the year ended September 30, 2016, in open market transactions at an average price of $11.07 per share.

Treasury Stock

During the year ended September 30, 2016, we repurchased 6,084 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, 46,929 shares of common stock were repurchased on the open market pursuant to our share repurchase program, and 7,500 shares of common stock were forfeited by former employees and returned to treasury stock. The Company had 6,859 shares returned to treasury stock during the same period related to the

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

satisfaction of an obligation in connection with a reconciliation of our shares of common stock offered in exchange for shares of MISCOR Group, Ltd during our 2013 acquisition of that company. During the year ended September 30, 2016, we issued 5,670 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation, and 42,500 unrestricted shares of common stock to satisfy the exercise of outstanding options.

During the year ended September 30, 2015, we repurchased 17,677 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan. We issued 199,565 shares out of treasury stock under our share-based compensation programs for restricted and unrestricted shares granted. We issued 8,309 shares of treasury stock to settle outstanding phantom stock units that vested upon the departure of the Company’s former Chairman and Chief Executive Officer in January 2015.

Restricted Stock

During the years ended September 30, 2016, 2015 and 2014, we recognized $522, $290, and $201, respectively, in compensation expense related to our restricted stock awards. At September 30, 2016, the unamortized compensation cost related to outstanding unvested restricted stock was $763. We expect to recognize $505 of this unamortized compensation expense during the year ended September 30, 2017 and the remaining $258 during the year ended September 30, 2018. A summary of restricted stock awards for the years ended September 30, 2016, 2015 and 2014 is provided in the table below:

	Years Ended September 30,
	2016	2015	2014
Unvested at beginning of year	207,166	57,666	159,246
Granted	—	194,000	13,500
Vested	(25,332)	(44,500)	(115,080)
Forfeited	(7,500)	—	—

Unvested at end of year	174,334	207,166	57,666

The fair value of shares vesting during the years ended September 30, 2016, 2015 and 2014 was $304, $353 and $571, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting. The weighted average grant date fair value of unvested restricted stock at September 30, 2016 was $8.48.

All the restricted shares granted under the Amended Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the years ended September 30, 2016, 2015 and 2014, we recognized $136, $224, and $243, respectively, in compensation expense related to these grants.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Performance Based Phantom Stock Units

A performance based phantom stock unit (a “PPSUs”) is a contractual right to receive one share of the Company’s common stock. The PPSUs will generally become vested, if at all, upon the achievement of certain specified performance objectives and continued performance of services through mid-December 2018. During the year ended September 30, 2016, the Company granted an aggregate of 420,000 three-year performance-based PPSUs. The vesting of these awards is subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels. For the year ended September 30, 2016, we recognized compensation expense of $808 related to these grants.

Stock Options

We utilized a binomial option pricing model to measure the fair value of stock options granted. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is not considered under the binomial option pricing model that we utilize. We did not issue stock options during the years ended September 30, 2016 and 2014. The assumptions used in the fair value method calculation for the year ended September 30, 2015 are disclosed in the following table:

Year Ended September 30,
2015
Weighted average value per option granted during the period	$3.87
Dividends (1)	$—
Stock price volatility (2)	55.6 - 57.8%
Risk-free rate of return	1.34 - 1.48%
Option term	10.0 years
Expected life	6.0 years
Forfeiture rate (3)	10.0%

(1)	We do not currently pay dividends on our common stock.
(2)	Based upon the Company’s historical volatility.
(3)	Based upon the Company’s historical data.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes activity under our stock option plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2013	170,000	$5.46
Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2014	170,000	$5.46

Options granted	37,000	7.25
Exercised	—	—
Forfeited and Cancelled	(74,000)	5.76

Outstanding, September 30, 2015	133,000	$5.79

Options granted	—	—
Exercised	42,500	5.17
Forfeited and Cancelled	(11,000)	3.60

Outstanding, September 30, 2016	79,500	$6.43

The following table summarizes options outstanding and exercisable at September 30, 2016:

Exercise Prices	Outstanding as of September 30, 2016	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of September 30, 2016	Weighted-Average Exercise Price
$5.76	43,500	6.58	$5.76	43,500	$5.76
$7.27	22,000	8.29	$7.27	—	$—
$7.21	14,000	8.34	$7.21	—	$—

	79,500		$6.43	43,500	$5.76

Our 2011 options vested over a three year period at a rate of one-third per year upon the annual anniversary date of the grant. Our 2013 and 2015 options cliff vest at the end of a two year period ending at the anniversary date of the grant. All options expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire July 2021, May 2023, January 2025 and February 2025.

During the years ended September 30, 2016, 2015 and 2014, we recognized $70, $(45) and $267, respectively, in compensation expense related to our stock option awards. The net benefit in 2015 relates to a revision in forfeiture assumptions upon the departure of the Company’s former Chairman and CEO in January 2015, at which time he forfeited unvested stock options. At September 30, 2016, the unamortized compensation cost related to outstanding unvested stock options was $23. We expect to recognize all $23 of this unamortized compensation expense during the year ended September 30, 2017.

The intrinsic value of stock options outstanding and exercisable was $286 and $88 at September 30, 2016 and 2015, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

12. RELATED-PARTY TRANSACTIONS

The Company is a party to a sublease agreement with Tontine Associates, L.L.C., an affiliate of Tontine, for corporate office space in Greenwich, Connecticut. The lease was renewed for a three-year term in April 2016 with an increase in the monthly rent to $8, reflecting the increase paid by Tontine Associates, L.L.C. to its landlord and the Company’s increased use of the corporate office space. The lease has terms at market rates and payments by the Company are at a rate consistent with that paid by Tontine Associates, L.L.C. to its landlord.

13. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We recognized $616, $288, and $276 in matching expenses in fiscal years 2016, 2015 and 2014, respectively.

Infrastructure Solutions has two 401(k) plans. We recognized $121, $99, and $74 in matching expenses in fiscal years 2016, 2015 and 2014, respectively.

Executive Savings Plan

Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a plan year. The Human Resources and Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose. No compensation earned during the years ended September 30, 2016, 2015 or 2014 was deferred under this plan.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $875 and $871 recorded as of September 30, 2016 and 2015, respectively. We recognized compensation expense related to these agreements of $65, $11, and $15 during the years ended September 30, 2016, 2015 and 2014, respectively.

Multiemployer Pension Plan

Infrastructure Solutions participates in a multiemployer direct benefit pension plan for employees covered under our collective bargaining agreement. We do not administer the plan. We do not significantly participate in this plan. As of December 31, 2015, this plan was funded at 83.91%.

IES HOLDINGS, INC.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	September 30, 2016
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$599	$599	$—
Executive savings plan liabilities	(486)	(486)	—
Contingent consideration liability	(1,100)	—	(1,100)

Total	$(987)	$113	$(1,100)

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

In the first quarter of 2016, we entered into a contingent consideration arrangement related to a business combination. Please see Note 18, “Business Combinations and Divestitures” for further discussion. At September 30, 2016, we estimated the fair value of the contingent consideration liability at $1,100. The table below presents a reconciliation of the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair Value at September 30, 2015	$—
Issuances	448
Adjustments to Fair Value	652

Fair Value at September 30, 2016	$1,100

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Below is a description of the inputs used to value the assets summarized in the preceding tables:

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

15. INVENTORY

Inventories consist of the following components:

	September 30, 2016	September 30, 2015
Raw materials	$2,538	$1,641
Work in process	4,158	2,641
Finished goods	1,558	1,199
Parts and supplies	4,982	8,496

Total inventories	$13,236	$13,977

16. GOODWILL AND INTANGIBLE ASSETS

The following is a progression of goodwill by segment for the years ended September 30, 2016, 2015 and 2014:

	Residential	Commercial & Industrial	Infrastructure Solutions	Total
Balance at September 30, 2014	$8,631	$—	$6,362	$14,993
Acquisitions “Note 18”	—	—	2,256	2,256

Balance at September 30, 2015	8,631	—	8,618	17,249
Acquisitions “Note 18”	—	3,806	19,458	23,264
Divestitures “Note 18”	—	—	(577)	(577)

Balance at September 30, 2016	$8,631	$3,806	$27,499	$39,936

Goodwill

Based upon the results of our annual impairment analysis, the fair value of our Infrastructure Solutions and Commercial & Industrial segments exceeded the book value at September 30, 2016, and warranted no impairment. We evaluated goodwill attributable to our Residential segment qualitatively, and have concluded no impairment is indicated.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)	September 30, 2016
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$3,845	$139	$3,706
Technical library	20	400	61	339
Customer relationships	6 - 15	27,414	2,003	25,411
Developed technology	4	400	358	42
Backlog	1	1,621	545	1,076
Construction contracts	1	2,191	1,042	1,149

Total		$35,871	$4,148	$31,723

	Estimated Useful Lives (in Years)	September 30, 2015
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	8 - Indefinite	$1,400	$9	$1,391
Technical library	20	400	41	359
Customer relationships	8 - 12	3,600	788	2,812
Covenants not to compete	3	140	121	19
Developed technology	4	400	258	142

Total		$5,940	$1,217	$4,723

For the years ended September 30, 2016, 2015 and 2014, amortization expense of intangible assets was $2,936, $381 and $635, respectively. Our future amortization expense for years ended September 30, is as follows:

Year Ended September 30,
2017	$5,050
2018	3,154
2019	2,903
2020	2,818
2021	2,714
Thereafter	15,084

Total	$31,723

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

IES HOLDINGS, INC.

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

On October 24, 2013, Capstone filed a petition in the 12th Judicial District Court of Walker County, Texas against these subsidiaries, among other subcontractors, seeking contribution, defense, indemnity and damages for breach of contract in connection with alleged construction defect claims brought against Capstone by the owner of the student housing project. The owner claims $10,406 in damages, plus attorneys’ fees and costs against Capstone, which Capstone is seeking to recover from the subcontractors. The claims against the Company are based on alleged defects in the mechanical design, construction and installation of the HVAC and electrical systems performed by our former subsidiaries.

Based on the settlement reached in the 2005 arbitration, we moved for, and the District Court granted us, summary judgment, dismissing all of Capstone’s claims in the 2013 lawsuit. Capstone appealed, and on April 28, 2016, the 10th Court of Appeals, Waco, Texas Division, reversed the ruling with respect to the indemnity claims and remanded the case back to the District Court. On September 21, 2016, we filed a petition for review to the Texas Supreme Court. On October 28, 2016, the Supreme Court ordered Capstone to file a response to our petition on or before November 28, 2016. Capstone filed for an extension of that deadline; their response is now due December 28, 2016. Should the Texas Supreme Court agree that the claims should be remanded to the District Court, the Company will defend the claims and expects ultimately to prevail on the merits, but there can be no assurance that the Company will prevail or that it will not incur costs and liability for indemnity in connection with resolution of the claims. To date, the Company has not established a reserve with respect to this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not reasonably estimable.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses up to the deductible amounts, or losses that are not covered under our policies, are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2016 and September 30, 2015, we had $5,464 and $4,518, respectively, accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of September 30, 2016 and September 30, 2015, we had $235 and $464, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2016, $6,126 of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of September 30, 2016, the estimated cost to complete our bonded projects was approximately $54,287. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our Credit Facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2016, $818 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2016, we had no such commitments.

18. BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

The Company completed four acquisitions in the year ended September 30, 2016:

•	Technibus, Inc. (“Technibus”) — We acquired Technibus, a Canton, Ohio based provider of custom engineered, metal enclosed bus duct solutions, on June 15, 2016. Technibus is included in our Infrastructure Solutions segment, and we expect it will enhance Infrastructure Solutions’ current offerings, which are primarily focused on industrial repairs and services, to include custom engineered solutions for our customers. We believe Technibus’ products and engineering expertise, combined with Infrastructure Solutions’ service capabilities, a shared customer base, and the close geographic proximity of Technibus to our Infrastructure Solutions segment’s Massillon, Ohio headquarters, will enhance our solutions offering.

•	STR Mechanical, LLC (“STR”) — We acquired 80% of the membership interests in STR, a Charlotte, North Carolina-based provider of commercial and industrial mechanical services, including maintenance, repair, and replacement services, and temperature control system installations, on April 27, 2016. STR is included in our Commercial & Industrial segment. We expect STR’s focus on providing comprehensive mechanical maintenance services to its customers, often through preventative maintenance agreements, will contribute to the diversification of revenue sources and enhance Commercial & Industrial’s capabilities.

•	Shanahan Mechanical and Electrical, Inc. (“Shanahan”) — We acquired Shanahan, a Nebraska-based provider of mechanical and electrical contracting services, on November 20, 2015. Shanahan is

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

included in our Commercial & Industrial segment. We believe this acquisition adds mechanical contracting expertise to Commercial & Industrial, and also accelerates our entry into the Lincoln, Nebraska market, an area that we had targeted for expansion. Further, we believe the acquisition gives us the opportunity to expand our geographic coverage and capabilities without the costs and risks of a start-up operation.

•	Calumet Armature & Electric, LLC (“Calumet”) — We acquired Calumet, an Illinois-based provider of design, manufacturing, assembly, and repair services of electric motors for the industrial and mass transit markets, on October 30, 2015. Calumet is included in our Infrastructure Solutions segment, and we believe it allows us to enhance our industrial footprint in the greater Chicago, Illinois area and, given Calumet’s expertise in manufacturing new armatures, that it will support our targeted growth into the mass transit market.

The total aggregate consideration of $59,592 for these four acquisitions includes aggregate cash consideration of $59,144 and contingent consideration in connection with the Calumet acquisition with an acquisition date fair value estimated at $448. Of the cash consideration, $58,448 was paid on the various acquisition dates, and the remaining $696 was paid within approximately 90 days subsequent to the various acquisition dates, in accordance with the working capital settlement provisions set forth in various acquisition agreements. The Calumet contingent consideration arrangement provides that a maximum of $2,250 may be earned over the three year period ending October 30, 2018. As of September 30, 2016 the fair value of the contingent consideration arrangement was $1,100. Based on an increase in the fair value of the liability driven by the improved actual and expected financial performance of Calumet, we have recorded additional contingent consideration expense as a component of income from continuing operations.

The Company accounted for the transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations derived from estimated fair value assessments and assumptions used by management are preliminary pending finalization of certain tangible and intangible asset valuations and assessment of deferred taxes. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed. This may result in adjustments to the preliminary amounts recorded. The preliminary valuation of the assets acquired and liabilities assumed as of the various acquisition dates is as follows:

Current assets	$14,903
Property and equipment	4,572
Intangible assets (primarily customer relationships)	30,071
Goodwill	23,264
Current liabilities	(6,192)
Deferred tax liability	(5,331)
Noncontrolling interest	(1,695)

Net assets acquired	$59,592

With regard to the aggregate $5,331 deferred tax liability recorded in connection with the acquisitions, we reduced a portion of our valuation allowance equal to this deferred tax liability, resulting in a corresponding income tax benefit in the year ended September 30, 2016.

With regard to goodwill, the balance is attributable to the workforce of the acquired business and other intangibles that do not qualify for separate recognition. In connection with the Technibus transaction, we acquired tax basis of $15,305 with respect to goodwill.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

In conjunction with these acquisitions, we acquired receivables totaling $9,000, of which we estimate $518 to be uncollectible at the date of acquisition.

In the aggregate, these four acquisitions contributed $34,367 in additional revenue and $3,527 in additional operating income during the year ended September 30, 2016.

Noncontrolling Interest

Our agreement governing the operations of STR contains a provision where, at any time after five years from the acquisition date, we may purchase all or a portion of the 20% noncontrolling interest. Pursuant to this provision, we may purchase the noncontrolling interest, or, with notice, the noncontrolling interest holders may cause us to purchase their interests, for a contractually determined price based on the trailing 2 year earnings before interest, taxes, depreciation, and amortization of STR, calculated at the time of the purchase.

As of the acquisition date, the fair value of the noncontrolling interest in STR was equal to 20% of the overall fair value of STR. As of September 30, 2016, the carrying amount of the noncontrolling interest was in excess of the amount we would pay to acquire the noncontrolling interest pursuant to the terms of the operating agreement, if the option to purchase that interest had been available to us as of September 30, 2016.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma results of operations include the results of the four acquisitions completed during year ended September 30, 2016, as described above, as if each had been acquired as of October 1, 2014, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, finalization of the valuations of deferred taxes, fixed assets, and certain intangible assets, as well as other factors, many of which are beyond IES’s control. Cost savings and other synergy benefits resulting from the business combination have not been included in pro forma results.

The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as the recording of depreciation expense in connection with fair value adjustments to property and equipment, amortization expense in connection with recording acquired identifiable intangible assets at fair value, and interest expense calculated on the $20,000 drawn on the Company’s available line of credit at a rate of 2.5%. The unaudited pro forma financial information also includes the effect of certain non-recurring items as of October 1, 2014 such as the $5,331 of tax benefits and acquisition related costs of $681 incurred during the year ended September 30, 2016, which are shown as if they had been incurred on October 1, 2014.

The supplemental pro forma results of operations for the years ended September 30, 2016 and 2015, as if the acquisitions had been completed on October 1, 2014, are as follows:

	Unaudited
	Year Ended September 30, 2016	Year Ended September 30, 2015
Revenues	$721,254	$634,760
Net Income	$117,134	$16,430

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Southern Rewinding

On May 21, 2015, our wholly-owned subsidiary Magnetech Industrial Services, Inc. (“Magnetech”) acquired all of the common stock and certain related real estate of Southern Industrial Sales and Services, Inc. (“Southern Rewinding”), a Columbus, Georgia-based motor repair and related field services company, for total consideration of $3,937. Of that amount, $3,137 was paid at closing, with additional consideration of $400 paid during the year ended September 30, 2016, and a final payment of $400 expected to be made in fiscal 2017. After closing, we provided the newly-acquired entity with $1,065 of working capital. Southern Rewinding is included in our Infrastructure Solutions segment.

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

Divestitures

In February 2016, our Board of Directors approved a plan for the sale of substantially all of the operating assets of HK Engine Components, LLC (“HK”), a wholly-owned subsidiary of the Company operating in the Infrastructure Solutions segment. In connection with the sale, we allocated $577 of goodwill to the disposal group. In conjunction with the write down of these assets to their net realizable value of $2,200, we then recognized a loss of $821, recorded within “(Gain) loss on sale of assets” within our Condensed Consolidated Statement of Comprehensive Income for the years ended September 30, 2016. The sale of these assets to a third party was completed on April 15, 2016.

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly financial information for the years ended September 30, 2016 and 2015 are summarized as follows:

	Fiscal Year Ended September 30, 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$150,766	$159,981	$179,599	$205,647
Gross profit	$27,633	$27,812	$33,997	$37,538
Net income attributable to IES Holdings, Inc.	$5,799	$2,194	$10,805	$101,980

Earnings per share:
Basic	$0.27	$0.10	$0.50	$4.75
Diluted	$0.27	$0.10	$0.50	$4.74

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

	Fiscal Year Ended September 30, 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$136,336	$133,752	$144,082	$159,687
Gross profit	$22,704	$21,708	$25,052	$30,427
Net income from continuing operations	$3,473	$1,854	$3,962	$7,588
Net loss from discontinued operations	$(181)	$(44)	$(5)	$(109)
Net income	$3,292	$1,810	$3,957	$7,479
Earnings per share from continuing operations:
Basic	$0.16	$0.08	$0.19	$0.36
Diluted	$0.16	$0.08	$0.19	$0.36
Loss per share from discontinued operations:
Basic	$(0.01)	$0.00	$0.00	$(0.01)
Diluted	$(0.01)	$0.00	$0.00	$(0.01)
Earnings per share:
Basic	$0.15	$0.08	$0.19	$0.35
Diluted	$0.15	$0.08	$0.19	$0.35

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

20. SUBSEQUENT EVENTS

On November 8, 2016, the Company implemented the new NOL Rights Plan, following the expiration of the Company’s prior tax benefit protection plan, which was implemented in January 2013. Thereafter, the Board of Directors declared and paid a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend was payable to the stockholders of record as of the close of business on November 18, 2016. Each Right represents a right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $79.30.

As with the prior plan, the Board adopted the NOL Rights Plan in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOLs to reduce potential future federal income tax obligations. The Company historically experienced substantial operating losses, and under the Internal Revenue Code and rules promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to effect any current and future earnings and thus reduce the Company‘s federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs, and therefore these NOLs are a substantial asset to the Company. However, if the Company experiences an “ownership change”, as defined in Section 382 of the Internal Revenue Code, its ability to use the NOLs will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on this assessment, our management determined that as of September 30, 2016, our internal control over financial reporting was effective.

In conducting management’s evaluation of the effectiveness of the Company’s internal controls over financial reporting, we have excluded Calumet Armature & Electric, LLC, Shanahan Mechanical and Electrical, Inc., STR Mechanical, LLC, and Technibus, Inc. because they were acquired during the year ended September 30, 2016. Excluding goodwill and intangible assets, these operations accounted for less than 7% of our total assets and less than 5% of our consolidated revenues for the year then ended.

Ernst & Young LLP, an independent registered public accounting firm that has audited the Company’s financial statements as of and for the three-year period ended September 30, 2016, has issued a report on their audit of management’s internal control over financial reporting, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be included Item 10 of Part III of this Form 10-K is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than December 31, 2016.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of September 30, 2016 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 11, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—		—	1,056,574	(1)
Equity compensation plans not approved by security holders	499,500	(2)	$6.43	—

(1)	Represents shares available for issuance under the Company’s 2006 Equity Incentive Plan, which was amended and restated effective February 9, 2016 (the “Amended Plan”), following approval by shareholders at the Company’s annual stockholders’ meeting. This plan provides for the granting or awarding of stock options, stock, restricted stock and other forms of equity to employees (including officers), consultants and directors of the Company.
(2)	Represents shares issuable upon exercise of outstanding options granted under the Company’s 2006 Equity Incentive Plan (amended and restated as of October 2007), which was in place prior to the Amended Plan. This includes 79,500 options with a weighted-average term of 7.36 years. This also includes 420,000 shares that may be issued pursuant to outstanding PPSUs, based on reported financial results, where applicable, and otherwise assuming the target award is met.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “Financial Statements and Supplementary Data” of this From 10-K.

(b)	Exhibits

Exhibit No.		Description

2.1	—	Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

2.2	—	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement)

2.3	—	Stock Purchase Agreement dated as of June 1, 2016, by and among IES Infrastructure Solutions, LLC, IES Holdings, Inc., Technibus, Inc. and Technibus, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 15, 2016)

3.1	—	Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)

3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

3.3	—	Amended and Restated Bylaws of IES Holdings, Inc., effective May 24, 2016 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 24, 2016)

4.1(1)	—	Specimen common stock certificate.

4.2	—	Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016)

4.3	—	Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

4.4	—	First Amendment to Registration Rights Agreement, dated September 11, 2007, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), Tontine Capital Partners, L.P. and certain of its affiliates. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on December 14, 2012)

Exhibit No.		Description

10.1	—	Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2	—	First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)

10.3	—	Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.4	—	Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.5	—	Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

10.6	—	Agreement of Indemnity, dated May 7, 2010, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania and any and all of their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010)

10.7	—	Amendment No. 1 to Agreement of Indemnity, dated August 16, 2012, between Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania, and any and all of their affiliates, subsidiaries, successors and assigns (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2012)

10.8	—	Agreement of Indemnity, dated May 7, 2013, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and XL Specialty Insurance Company, XL Reinsurance America, Inc. and Greenwich Insurance Company and their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2013)

Exhibit No.		Description

10.9	—	Agreement of Indemnity, September 9, 2016, by IES Holdings, Inc. and certain of its present and future subsidiaries and affiliates and Everest Reinsurance Company and Everest National Insurance Company, and their affiliated, associated and subsidiary companies, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2016)

10.10	—	Amended and Restated Credit and Security Agreement, dated September 24, 2014, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2014)

10.11(1)	—	First Amendment, dated November 6, 2014, to Amended and Restated Credit and Security Agreement, dated as of September 24, 2014, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association.

10.12	—	Second Amendment, dated May 3, 2016, to Amended and Restated Credit and Security Agreement, dated as of September 24, 2014, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2016)

10.13(1)	—	Third Amendment, dated September 9, 2016, to Amended and Restated Credit and Security Agreement, dated as of September 24, 2014, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association.

10.14	—	Sublease Agreement between Tontine Associates, L.L.C. and IES Shared Services, Inc., dated March 29, 2012. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2012)

10.15	—	First Amendment between Tontine Associates, L.L.C., IES Shared Services, Inc. and IES Management ROO, LP, dated as of March 31, 2016, to Sublease Agreement between Tontine Associates, L.L.C., and IES Shared Services, Inc., dated March 29, 2012. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016)

10.16	—	Subcontract, dated June 17, 2009, by and between IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.17	—	Letter Agreement, dated November 4, 2009, by and between Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2009)

*10.18	—	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.19	—	Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) 2006 Equity Incentive Plan, as amended and restated through 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.20	—	Form of Performance-Based Phantom Stock Unit Award Agreement under the Company’s 2006 Equity Incentive Plan, as amended and restated through 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2016)

Exhibit No.		Description

*10.21	—	Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on December 28, 2015)

*10.22	—	Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016). (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.23	—	Form of Stock Option Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016). (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016)

*10.24	—	Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016). (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.25	—	Performance-Based Phantom Stock Unit Award Agreement, dated as of June 6, 2016, by and between the Company and Mr. Santoni, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2016)

*10.26	—	Performance-Based Phantom Cash Unit Award Agreement, dated as of June 6, 2016, by and between the Company and Mr. Santoni, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 7, 2016)

*10.27	—	Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)

*10.28	—	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.29	—	Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

*10.30(1)	—	Amended and Restated Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Executive Severance Benefit Plan, effective January 12, 2016.

21.1	—	Subsidiaries of the Registrant(1)

23.1	—	Consent of Ernst & Young LLP(1)

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President(1)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Chief Financial Officer(1)

32.1	—	Section 1350 Certification of Robert W. Lewey, President(1)

32.2	—	Section 1350 Certification of Tracy A. McLauchlin, Chief Financial Officer(1)

(1)101.INS		XBRL Instance Document

(1)101.SCH		XBRL Schema Document

(1)101.LAB		XBRL Label Linkbase Document

(1)101.PRE		XBRL Presentation Linkbase Document

(1)101.DEF		XBRL Definition Linkbase Document

(1)101.CAL		XBRL Calculation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 9, 2016.

IES HOLDINGS, INC.

By:	/s/ Robert W. Lewey
Robert W. Lewey
President and Director

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of IES HOLDINGS, INC. hereby constitutes and appoints Robert W. Lewey and Gail D. Makode, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any or all amendments to this report, with any and all exhibits thereto, and all other documents required to be filed therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do, if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Lewey Robert W. Lewey	President and Director (Principal Executive Officer)	December 9, 2016

/s/ Tracy A. McLauchlin Tracy A. McLauchlin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) (Principal Accounting Officer)	December 9, 2016

/s/ Joseph L. Dowling III Joseph L. Dowling III	Director	December 9, 2016

/s/ David B. Gendell David B. Gendell	Director and Vice Chairman of the Board	December 9, 2016

/s/ Jeffrey L. Gendell Jeffrey L. Gendell	Director and Chairman of the Board	December 9, 2016

/s/ Joe D. Koshkin Joe D. Koshkin	Director	December 9, 2016

/s/ Donald L. Luke Donald L. Luke	Director	December 9, 2016