Form 10-Q
period 2016-12-31
IES Holdings, Inc.
filed 2017-02-08
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

On February 8, 2017, there were 21,470,143 shares of common stock outstanding.

IES HOLDINGS, INC. AND SUBSIDIARIES

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

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,735	$32,961
Restricted cash	100	260
Accounts receivable:
Trade, net of allowance of $765 and $736, respectively	121,187	124,368
Retainage	21,820	20,135
Inventories	14,214	13,236
Costs and estimated earnings in excess of billings	19,155	15,554
Prepaid expenses and other current assets	7,266	3,214

Total current assets	209,477	209,728

Property and equipment, net	16,674	15,694
Goodwill	39,936	39,936
Intangible assets, net	30,476	31,723
Deferred tax assets	91,774	93,549
Other non-current assets	3,655	3,710

Total assets	$391,992	$394,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	100,830	108,822
Billings in excess of costs and estimated earnings	24,987	24,229

Total current liabilities	125,817	133,051

Long-term debt, net of current maturities	29,305	29,257
Other non-current liabilities	6,812	6,832

Total liabilities	161,934	169,140

Noncontrolling interest	1,847	1,795
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 and 22,049,529 shares issued and 21,469,523 and 21,456,539 outstanding, respectively	220	220
Treasury stock, at cost, 580,006 and 592,990 shares, respectively	(4,685)	(4,781)
Additional paid-in capital	195,755	195,221
Retained earnings	36,921	32,745

Total stockholders’ equity	228,211	223,405

Total liabilities and stockholders’ equity	$391,992	$394,340

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Revenues	$192,178	$150,766
Cost of services	156,996	123,133

Gross profit	35,182	27,633
Selling, general and administrative expenses	28,194	22,511
Loss (gain) on sale of assets	(7)	1

Income from operations	6,995	5,121

Interest and other (income) expense:
Interest expense	446	293
Other income, net	(4)	(29)

Income from operations before income taxes	6,553	4,857
Provision (benefit) for income taxes	2,629	(942)

Net income	3,924	5,799

Net income attributable to noncontrolling interest	(52)	—

Comprehensive income attributable to IES Holdings, Inc.	$3,872	5,799

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.18	$0.27
Diluted	$0.18	$0.27
Shares used in the computation of earnings per share:
Basic	21,286,090	21,269,543
Diluted	21,557,838	21,347,494

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,924	$5,799
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	(12)	114
Amortization of deferred financing cost	85	90
Depreciation and amortization	2,059	816
Loss (gain) on sale of assets	(7)	1
Deferred income taxes	2,137	1
Non-cash compensation	510	215
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	3,208	7,849
Inventories	(978)	2,149
Costs and estimated earnings in excess of billings	(3,601)	4,226
Prepaid expenses and other current assets	(6,035)	(2,658)
Other non-current assets	323	(60)
Accounts payable and accrued expenses	(7,988)	(11,232)
Billings in excess of costs and estimated earnings	758	(1,097)
Other non-current liabilities	(18)	(1,304)

Net cash (used in) provided by operating activities	(5,635)	4,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,796)	(352)
Proceeds from sale of property and equipment	8	—
Cash paid for acquisitions, net of cash acquired	—	(7,538)

Net cash used in investing activities	(1,788)	(7,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	13	7
Repayments of debt	(37)	—
Options exercised	75	—
Purchase of treasury stock	(14)	(72)
Changes in restricted cash	160	—

Net cash provided by (used in) financing activities	197	(65)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,226)	(3,046)
CASH AND CASH EQUIVALENTS, beginning of period	32,961	49,360

CASH AND CASH EQUIVALENTS, end of period	$25,735	$46,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$388	$201
Cash paid for income taxes	$709	$263

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

(Unaudited)

1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of end markets. Our operations are currently organized into four principal business segments, based upon the nature of our current services:

•	Communications – Nationwide provider of technology infrastructure products and services to large corporations and independent businesses.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•	Commercial & Industrial – Provider of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

•	Infrastructure Solutions – Provider of electro-mechanical solutions for industrial operations.

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

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of IES and its wholly-owned subsidiaries, and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Noncontrolling Interest

In conjunction with our purchase of STR Mechanical, LLC (“STR”) during the third quarter of fiscal 2016, we acquired a controlling interest of 80 percent of the membership interests of STR. The remaining 20 percent interest, which was retained by the third party sellers, is identified in our financials as noncontrolling interest and is classified outside of permanent equity on our consolidated balance sheet. See Note 13 – Business Combinations for further discussion.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”). ASU 2016-09 eliminates additional paid in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and the accounting for forfeitures is also changing. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted.

We elected to early adopt ASU 2016-09 in the quarter ended December 31, 2016, which required us to reflect any adjustments as of October 1, 2016. We elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized, resulting in a cumulative effect adjustment of $58 to reduce retained earnings for the increase to stock compensation expense. We recorded an offsetting cumulative effect adjustment of $362 to increase retained earnings to recognize a deferred tax asset related to tax benefits which were not previously recognized, as the tax deduction related to stock compensation expense resulted in an increase to a net operating loss rather than a reduction to income tax payable. Amendments to the accounting for minimum statutory withholding tax requirements had no impact to retained earnings as of October 1, 2016.

2. CONTROLLING SHAREHOLDER

At December 31, 2016, Tontine Capital Partners, L.P. together with its affiliates (collectively “Tontine”) was the Company’s controlling shareholder, owning approximately 58% of the Company’s outstanding common stock according to a Schedule 13D/A filed with the SEC by Tontine on October 5, 2016. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, in 2013, pursuant to the terms of a registration rights agreement between the Company and Tontine, the Company filed a shelf registration statement to register all of the shares of IES common stock then owned by Tontine (the “Registered Shares”). As long as the shelf registration statement remains effective, Tontine has the ability to resell any or all of its Registered Shares from time to time in one or more offerings, as described in the shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement. On December 13, 2016, the Company filed a shelf registration statement to register all remaining shares of IES common stock owned by Tontine which were not registered with the 2013 registration statement. This new shelf registration statement is not yet effective.

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership of IES could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses (“NOLs”) for federal and state income tax purposes. On November 8, 2016, the Company implemented a new tax benefit protection plan (the “NOL Rights Plan”), following expiration of the Company’s prior tax benefit protection plan which was implemented in 2013. Like the prior plan, the NOL Rights Plan was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of ownership or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our severance arrangements.

Jeffrey L. Gendell was appointed as a member of the Board of Directors and as non-executive Chairman of the Board in November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of the Board of Directors since February, 2012, as non-executive Vice Chairman of the Board since November 2016 and as non-executive Chairman of the Board from January 2015 to November 2016. David B. Gendell is also an employee of Tontine.

The Company is party to a sublease agreement with Tontine Associates, LLC, an affiliate of Tontine, for corporate office space in Greenwich, Connecticut. The lease was renewed for a three-year term in April 2016 with an increase in the monthly rent to $8, reflecting the increase paid by Tontine Associates, LLC to its landlord and the Company’s increased use of the corporate office space. The lease has terms at market rates and payments by the Company are at a rate consistent with that paid by Tontine Associates, LLC to its landlord.

3. DEBT

At December 31, 2016 and September 30, 2016, our long-term debt of $29,305 and $29,257, respectively, relates to amounts drawn on our revolving credit facility. Our interest rate on these borrowings was 2.86% at December 31, 2016, and 2.76% at September 30, 2016. At December 31, 2016, we also had $6,634 in outstanding letters of credit and total availability of $33,158 under this facility without violating our financial covenants. There have been no changes to the financial covenants disclosed in Item 7 of our Annual Report on 10-K for the year ended September 30, 2016, and the Company was in compliance with all covenants at December 31, 2016.

At December 31, 2016, the carrying value of amounts outstanding on our revolving loan approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a level 2 measurement.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

4. PER SHARE INFORMATION

The following table reconciles the components of the basic and diluted earnings per share for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015
Numerator:
Net income attributable to common shareholders of IES Holdings, Inc.	$3,841	$5,745
Net income attributable to restricted shareholders of IES Holdings, Inc.	31	54

Net income attributable to IES Holdings, Inc.	$3,872	$5,799

Denominator:
Weighted average common shares outstanding – basic	21,286,090	21,269,543
Effect of dilutive stock options and non-vested restricted stock	271,748	77,951

Weighted average common and common equivalent shares outstanding – diluted	21,557,838	21,347,494

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.18	$0.27
Diluted	$0.18	$0.27

For the three months ended December 31, 2016 and 2015, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three months ended December 31, 2016 and 2015 is as follows:

	Three Months Ended December 31, 2016
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$53,303	$66,442	$53,956	$18,477	$—	$192,178
Cost of services	45,332	50,712	47,850	13,102	—	156,996

Gross profit	7,971	15,730	6,106	5,375	—	35,182
Selling, general and administrative	5,714	10,553	4,324	4,100	3,503	28,194
(Gain) loss on sale of assets	—	—	1	(8)	—	(7)

Income (loss) from operations	$2,257	$5,177	$1,781	$1,283	$(3,503)	$6,995

Other data:
Depreciation and amortization expense	$174	$150	$348	$1,323	$64	$2,059
Capital expenditures	$1,079	$239	$209	$81	$188	$1,796
Total assets	$69,884	$49,307	$53,922	$89,110	$129,769	$391,992

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

6. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, which was amended and restated effective February 9, 2016, following approval by shareholders at the Company’s 2016 Annual Shareholders’ Meeting, provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the amended and restated 2006 Equity Incentive Plan, of which approximately 1,054,677 shares are available for issuance at December 31, 2016.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We made no purchases of stock pursuant to this plan during the three months ended December 31, 2016.

Treasury Stock

During the three months ended December 31, 2016, we repurchased 683 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, as amended and restated. During the three months ended December 31, 2016, we issued 667 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation, and 13,000 unrestricted shares of common stock to satisfy the exercise of outstanding options.

During the three months ended December 31, 2015, we repurchased 2,140 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan and 7,500 shares of common stock were forfeited by former employees and returned to treasury stock. We issued 2,833 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Restricted Stock

During the three months ended December 31, 2016 and 2015, we recognized $137 and $132, respectively, in compensation expense related to our restricted stock awards. At December 31, 2016, the unamortized compensation cost related to outstanding unvested restricted stock was $676.

Performance Cash Units

Performance based phantom cash units (“PPCUs”) are a contractual right to cash payment of $20 dollars per PPCU. At December 31, 2016, the Company has outstanding an aggregate of 30,000 three-year performance-based PCUs. The PPCUs will generally become vested, if at all, upon achievement of certain specified performance objectives and continued performance of services through mid-December 2018, each of which as of December 31, 2016 are deemed probable. During the three months ended December 31, 2016, and 2015, we recognized $135 and zero, respectively.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the three months ended December 31, 2016 and 2015, we recognized $44 and $34, respectively, in compensation expense related to these grants.

Performance Based Phantom Stock Units

A performance based phantom stock unit (a “PPSUs”) is a contractual right to receive one share of the Company’s common stock. The PPSUs will generally become vested, if at all, upon the achievement of certain specified performance objectives and continued performance of services through mid-December 2018, each of which as of December 31, 2016 are deemed probable. At December 31, 2016, the Company has outstanding an aggregate of 420,000 three-year performance-based PPSUs. The vesting of these awards is subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels. For the three months ended December 31, 2016 and 2015 we recognized compensation expense of $303 and $22 related to these grants.

Stock Options

During the three months ended December 31, 2016 and 2015, we recognized compensation expense of $21 and $16, respectively, related to our stock option awards. At December 31, 2016, the unamortized compensation cost related to outstanding unvested stock options was $3.

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

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Investment in EnerTech

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Carrying value	$919	$919
Unrealized gains	205	159

Fair value	$1,124	$1,078

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. There was no impairment for the three months ended December 31, 2016 or September 30, 2016.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plans. During the three months ended December 31, 2016 and 2015, we recognized $144 and $79, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $875 recorded as of both December 31, 2016 and September 30, 2016 related to such plans.

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

At December 31, 2016, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and a contingent consideration liability related to our acquisition of Calumet Armature & Electric, LLC in October 2015.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	December 31, 2016
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$597	$597	$—
Executive savings plan liabilities	(485)	(485)	—
Contingent consideration	(1,100)	—	(1,100)

Total	$(988)	$112	$(1,100)

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	September 30, 2016
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$599	$599	$—
Executive savings plan liabilities	(486)	(486)	—
Contingent consideration	(1,100)	—	(1,100)

Total	$(987)	$113	$(1,100)

At December 31, 2016, and September 30, 2016, we estimated the fair value of our contingent consideration liability at $1,100. There was no change in the estimated fair value during the three months ended December 31, 2016.

10. INVENTORY

Inventories consist of the following components:

	December 31, 2016	September 30, 2016
Raw materials	$2,662	$2,538
Work in process	3,336	4,158
Finished goods	1,635	1,558
Parts and supplies	6,581	4,982

Total inventories	$14,214	$13,236

11. INTANGIBLE ASSETS

Intangible assets consist of the following:

		December 31, 2016
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$3,845	$203	$3,642
Technical library	20	400	66	334
Customer relationships	6 - 15	27,414	2,661	24,753
Developed technology	4	400	383	17
Backlog	1	1,621	828	793
Construction contracts	1	2,191	1,254	937

Total		$35,871	$5,395	$30,476

		September 30, 2016
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$3,845	$139	$3,706
Technical library	20	400	61	339
Customer relationships	6 - 15	27,414	2,003	25,411
Developed technology	4	400	358	42
Backlog	1	1,621	545	1,076
Construction contracts	1	2,191	1,042	1,149

Total		$35,871	$4,148	$31,723

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

Based on the settlement reached in the 2005 arbitration, we moved for, and the District Court granted us, summary judgment, dismissing all of Capstone’s claims in the 2013 lawsuit. Capstone appealed, and on April 28, 2016, the 10th Court of Appeals, Waco, Texas Division, reversed the ruling with respect to the indemnity claims and remanded the case back to the District Court. On September 21, 2016, we filed a petition for review to the Texas Supreme Court. Capstone has filed its response, and the parties are awaiting a ruling. Should the Texas Supreme Court agree that the claims should be remanded to the District Court, the Company will defend the claims and expects ultimately to prevail on the merits, but there can be no assurance that the Company will prevail or that it will not incur costs and liability for indemnity in connection with resolution of the claims. To date, the Company has not established a reserve with respect to this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not reasonably estimable.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2016 and September 30, 2016, we had $5,703 and $5,464, respectively, accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of December 31, 2016 and September 30, 2016, we had $226 and $235, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2016 and September 30, 2016, $6,176 and $6,126, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of December 31, 2016, the estimated cost to complete our bonded projects was approximately $53,281. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At December 31, 2016 and September 30, 2016, $458 and $818 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2016, we had no such purchase orders.

13. BUSINESS COMBINATIONS

The Company completed four acquisitions in the fiscal year ended September 30, 2016 for total aggregate consideration of $59,592. See Note 18-Business Combinations and Divestitures in our Form 10-K for the year ended September 30, 2016 for further information:

•	Technibus, Inc. (“Technibus”), a Canton, Ohio based provider of custom engineered, metal enclosed bus duct solutions, on June 15, 2016. Technibus is included in our Infrastructure Solutions segment.

•	STR Mechanical, LLC (“STR”) – We acquired 80% of the membership interests in STR, a Charlotte, North Carolina-based provider of commercial and industrial mechanical services, on April 27, 2016. STR is included in our Commercial & Industrial segment.

•	Shanahan Mechanical and Electrical, Inc. (“Shanahan”), a Nebraska-based provider of mechanical and electrical contracting services, on November 20, 2015. Shanahan is included in our Commercial & Industrial segment.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

•	Calumet Armature & Electric, LLC (“Calumet”), an Illinois-based provider of design, manufacturing, assembly, and repair services of electric motors for the industrial and mass transit markets, on October 30, 2015. Calumet is included in our Infrastructure Solutions segment.

The total purchase consideration for the Calumet acquisition included contingent consideration payments based on the acquired company’s earnings, as defined in the purchase and sale agreement, through October 31, 2018. The fair value of the contingent consideration liability was estimated at $1,100 at December 31, 2016 and September 30, 2016. The contingent consideration will be paid out during fiscal years 2017, 2018, and 2019, and is included in accounts payable and accrued expenses on our consolidated balance sheets.

The Company accounted for these four transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations related to Calumet and Shanahan have been finalized as of December 31, 2016 with no purchase accounting adjustments recorded during the current quarter. The valuations related to STR and Technibus are pending finalization of certain tangible and intangible asset valuations and assessments of deferred taxes.

Unaudited Pro Forma Information

The supplemental pro forma results of operations for the three months ended December 31, 2016 and 2015, as if the acquisitions had been completed on October 1, 2014, are as follows:

	Unaudited
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Revenues	$192,178	$163,346
Net Income	$3,872	$6,973

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each as set forth in our Annual Report on Form 10-K for the year ended September 30, 2016 and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Item 1, “Business” of our Annual Report on Form 10-K for the year ended September 30, 2016, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, is a holding company that owns and manages diverse operating subsidiaries, comprised of providers of industrial products and infrastructure services to a variety of end markets. Our operations are currently organized into four principal business segments: Communications, Residential, Commercial & Industrial, and Infrastructure Solutions.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Three Months Ended December 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$192,178	100.0%	$150,766	100.0%
Cost of services	156,996	81.7%	123,133	81.7%

Gross profit	35,182	18.3%	27,633	18.3%
Selling, general and administrative expenses	28,194	14.7%	22,511	14.9%
Loss (gain) on sale of assets	(7)	0.0%	1	0.0%

Net income from operations	6,995	3.6%	5,121	3.4%

Interest and other (income) expense, net	442	0.2%	264	0.2%

Income from operations before income taxes	6,553	3.4%	4,857	3.2%
Provision (benefit) for income taxes	2,629	1.4%	(942)	(0.6)%

Net income	3,924	2.0%	5,799	3.8%

Net income attributable to noncontrolling interest	(52)	0.0%	—	0.0%

Comprehensive income attributable to IES Holdings, Inc.	$3,872	2.0%	$5,799	3.8%

Consolidated revenues for the three months ended December 31, 2016 were $41.4 million higher than for the three months ended December 31, 2015, an increase of 27.5%, with increases at each of our operating segments. Our four businesses combinations completed in fiscal 2016 contributed $12.5 million of the increase for the three months ended December 31, 2016.

Consolidated gross profit for the three months ended December 31, 2016 increased $7.5 million compared with the three months ended December 31, 2015. Our overall gross profit percentage remained constant at 18.3% for the three months ended December 31, 2016 and 2015. Gross profit as a percentage of revenue increased at our Residential, Commercial & Industrial and Infrastructure Solutions segments, partly offset by a decrease at our Communications segment. Our four business combinations completed in fiscal 2016 contributed $3.3 million of the increase in consolidated gross profit.

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

During the three months ended December 31, 2016, our selling, general and administrative expenses were $28.2 million, an increase of $5.7 million, or 25.2%, over the three months ended December 31, 2015. This increase was primarily attributable to increased activity levels across our business, as increased volume levels required additional personnel to support our growth, and higher profitability led to an increase in variable incentive compensation expense of $1.4 million for segment and branch management. However, general and administrative expense as a percent of revenue decreased from 14.9% for the three months ended December 31, 2015 to 14.7% for the three months ended December 31, 2016, as we benefitted from the increased scale of our operations. Selling, general and administrative expense incurred at businesses acquired during fiscal 2016 contributed $1.8 million of the increase for the three months ended December 31, 2016.

Communications

	Three Months Ended December 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$53,303	100.0%	$40,759	100.0%
Gross profit	7,971	15.0%	8,157	20.0%
Selling, general and administrative expenses	5,714	10.7%	4,713	11.6%

Revenue. Our Communications segment’s revenues increased by $12.5 million during the three months ended December 31, 2016, a 30.8% increase compared to the three months ended December 31, 2015. The increase is the result of both the expansion of our customer base and additional work with existing customers. Revenues from data center work increased by $5.1 million, and revenues from retail distribution centers increased by $2.2 million for the three months ended December 31, 2016, as compared with the same period in 2015. We also experienced strong growth in our core structured cabling business, with revenues increasing $3.0 million for the three months ended December 31, 2016 compared with the three months ended December 31, 2015.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2016 decreased by $0.2 million compared to the three months ended December 31, 2015. Gross profit as a percentage of revenue decreased 5.0% to 15.0% for the three months ended December 31, 2016. The decline is driven, in part, by inefficiencies on certain large jobs during the quarter ended December 31, 2016. Additionally, margins have been affected by an increase in the volume of cost-plus work performed in the quarter ended December 31, 2016. This work is generally lower risk, and is typically performed at lower margins than the fixed price arrangements which comprise the majority of the work we perform. Additionally, for the quarter ended December 31, 2015, we benefitted from certain project efficiency gains which did not recur in the quarter ended December 31, 2016.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $1.0 million, or 21.2%, during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 as a result of higher personnel cost, particularly related to adding personnel in sales and estimating in support of our growing business. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 0.9% to 10.7% of segment revenue during the three months ended December 31, 2016 compared to the three months ended December 31, 2015, largely as a result of lower incentive compensation expense as a percent of revenue during the quarter ended December 31, 2016. Incentive compensation for division management is based on both earnings and cash flow, and decreased during the quarter ended December 31, 2016 as a result of an increase in working capital needs during the quarter.

Residential

	Three Months Ended December 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$66,442	100.0%	$52,127	100.0%
Gross profit	15,730	23.7%	11,672	22.4%
Selling, general and administrative expenses	10,553	15.9%	8,714	16.7%

Revenue. Our Residential segment’s revenues increased by $14.3 million during the three months ended December 31, 2016, an increase of 27.5% as compared to the three months ended December 31, 2015. The increase is driven by our multi-family business, where revenues increased by $10.4 million for the three months ended December 31, 2016, compared with the three months ended December 31, 2015. Certain projects which were delayed in the prior quarter as a result of labor constraints experienced by framing contractors and other trades commenced during the first quarter, resulting in increased revenue. Single-family construction revenues increased by $4.5 million, primarily driven by our Texas operations, where the economy has experienced continued growth and population expansion. Revenues from cable installations increased by $0.5 million, partly offset by a $1.1 million decrease in solar revenues for the three months ended December 31, 2016 as compared with the same period in 2015.

Gross Profit. During the three months ended December 31, 2016, our Residential segment experienced a $4.1 million, or 34.8%, increase in gross profit as compared to the three months ended December 31, 2015. The increase in gross profit was driven primarily by the increase in revenue, along with an increase in gross margin as a percentage of revenue for our single family business, where we experienced some efficiencies for the quarter ended December 31, 2016, as compared with the quarter ended December 31, 2015.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.8 million, or 21.1%, increase in selling, general and administrative expenses during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily as a result of higher variable compensation and a $1.4 million increase in incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 15.9% of segment revenue during the three months ended December 31, 2016 compared to 16.7% in the three months ended December 31, 2015, as we benefitted from the increased scale of our operations.

Commercial & Industrial

	Three Months Ended December 31,
	2016		2015
	$	%	$	$%
	(Dollars in thousands, Percentage of revenues)
Revenue	$53,956	100.0%	$45,265	100.0%
Gross profit	6,106	11.3%	4,858	10.7%
Selling, general and administrative expenses	4,324	8.0%	3,638	8.0%

Revenue. Revenues in our Commercial & Industrial segment increased $8.7 million during the three months ended December 31, 2016, an increase of 19.2% compared to the three months ended December 31, 2015. The increase in revenue was driven by an increase in project work in our West and Midwest locations, more specifically projects within the office/retail, plant, and power distribution sectors, for three months ended December 31, 2016 as compared with the three months ended December 31, 2015. Additionally, revenue from businesses acquired during fiscal 2016 contributed $5.2 million of the increase for the quarter ended December 31, 2016. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2016 increased by $1.2 million, or 25.7%, as compared to the three months ended December 31, 2015. Gross margin increased from 10.7% for the three months ended December 31, 2015 to 11.3% for the three months ended December 31, 2016, driven by the increased volume in revenue combined with improved project execution for the three months ended December 31, 2016, as compared with the same period in 2015. Businesses acquired during fiscal 2016 contributed $0.9 million of the increase. These newly acquired businesses have generally performed at higher gross margins than our existing business.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2016 increased $0.7 million, or 18.8%, compared to the three months ended December 31, 2015, but remained constant as a percentage of revenue. Businesses acquired during fiscal 2016 contributed $0.4 million of the increase.

Infrastructure Solutions

	Three Months Ended December 31,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$18,477	100.0%	$12,615	100.0%
Gross profit	5,375	29.1%	2,946	23.4%
Selling, general and administrative expenses	4,100	22.2%	2,700	21.4%

Revenue. Revenues in our Infrastructure Solutions segment increased $5.9 million during the three months ended December 31, 2016, an increase of 46.5% compared to the three months ended December 31, 2015. The increase in revenue was driven primarily by additional revenue contributed by our 2016 acquisitions. This increase was partly offset by the disposal in April, 2016 of substantially all of the operating assets of our engine components business, which we determined was no longer a core asset for our Infrastructure Solutions business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended December 31, 2016 increased $2.4 million as compared to the three months ended December 31, 2015. The increase is primarily driven by additional margin contributed by our 2016 acquisitions. The decrease in gross margin as a result of the sale of our engine components business in April 2016 was more than offset by improved profitability in our motor repair business, where we have benefitted from a focus on controlling cost and improving workflow efficiency.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended December 31, 2016 increased $1.4 million compared to the three months ended December 31, 2015. The increase was primarily the result of the 2016 acquisitions.

Interest and Other Expense, net

	Three Months Ended December 31,
	2016	2015
	(In thousands)
Interest expense	$361	$203
Deferred financing charges	85	90

Total interest expense	446	293
Other (income) expense, net	(4)	(29)

Total interest and other expense, net	$442	$264

Interest Expense for the three months ended December 31, 2016 and 2015

During the three months ended December 31, 2016, we incurred interest expense of $0.4 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.7 million under the Credit Facility (as defined under “Liquidity and Capital Resources” below) and an average unused line of credit balance of $33.1 million. This compares to interest expense of $0.3 million for the three months ended December 31, 2015, primarily comprised of interest expense from our revolving credit facility and average letter of credit and unused line of credit balances under the Credit Facility of $6.9 million and $42.9 million, respectively.

PROVISION FOR INCOME TAXES

We reported a provision for income taxes of $2.6 million for the three months ended December 31, 2016 compared to a benefit of $0.9 million for the three months ended December 31, 2015.

The increase in tax expense is due to the release of a valuation allowance during the quarter ended September 30, 2016. As a result of the valuation allowance release during the quarter ended September 30, 2016, tax expense is no longer reduced by a corresponding valuation allowance release. See Note 9-Income Taxes in our Form 10-K for the year ended September 30, 2016 for further discussion of the release of this valuation allowance.

The tax benefit of $0.9 million for the three months ended December 31, 2015 was primarily related to the release of a valuation allowance as a result of a business combination.

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

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, certain service work is performed under master service agreements on an as-needed basis. Our backlog has decreased from $341 million at September 30, 2016 to $328 million at December 31, 2016. The decrease relates to the completion of certain large projects at our Communications segment.

WORKING CAPITAL

During the three months ended December 31, 2016, working capital exclusive of cash increased by $14.2 million from September 30, 2016, reflecting a $7.0 million increase in current assets excluding cash, and a $7.2 million decrease in current liabilities during the period.

During the three months ended December 31, 2016, our current assets exclusive of cash increased to $183.7 million, as compared to $176.8 million as of September 30, 2016. The increase was driven by a $4.1 million increase in prepaid expenses and other current assets, as well as a $3.6 million increase in costs and estimated earnings in excess of billings. The increase in prepaid expenses and other current assets is driven by the timing of certain prepaid insurance policies during the year. The increase in costs and estimated earnings in excess of billings is the result of an increase in the amount of work performed at our Communications segment under cost plus arrangements. These cost plus arrangements typically take longer to bill than the fixed price arrangements that are more common for the business. Days sales outstanding (“DSOs”) increased to 65 at December 31, 2016 from 60 at September 30, 2016. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value.

During the three months ended December 31, 2016, our total current liabilities decreased by $7.2 million to $125.8 million, compared to $133.1 million as of September 30, 2016. The decrease was primarily the result of decreased accounts payable and accrued liabilities of $8.0 million.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2016, the estimated cost to complete our bonded projects was approximately $53.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

We maintain a $70 million revolving credit facility with Wells Fargo Bank, N.A. that matures in August 2019 (as amended, the “Credit Facility”). The Credit Facility contains customary affirmative, negative and financial covenants in the Amended and Restated Credit and Security Agreement, as amended, under the Credit Facility (the “Credit Agreement”). At December 31, 2016, we were subject to the financial covenant under the Credit Facility requiring, at any time that our Liquidity (as defined in the Credit Agreement) is less than $14 million or our Excess Availability (as defined in the Credit Agreement) is less than $7 million, that we maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.0:1.0. Additionally, we are required to maintain minimum Liquidity of $8.75 million and Excess Availability of $4.38 million at all times. At December 31, 2016, our Liquidity was $58.9 million and our Excess Availability was $33.2 million, and as such, we were not required to maintain a Fixed

Charge Coverage Ratio of 1.0:1.0 as of such date. Nonetheless, at December 31, 2016, our Fixed Charge Coverage Ratio was 17.0:1.0. Compliance with our Fixed Charge Coverage Ratio, while not required at December 31, 2016, provides us with the ability to use cash on hand or to draw on our Credit Facility such that we can fall below the Excess Availability and Liquidity minimum thresholds described above without violating our financial covenant.

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

At December 31, 2016, we had $6.6 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $30.2 million.

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

Operating activities used net cash of $5.6 million during the three months ended December 31, 2016, as compared to $4.9 million of net cash provided in the three months ended December 31, 2015. The decrease in operating cash flow was primarily the result of increased working capital needs within our Communications segment due to the increase in cost-plus arrangements as discussed previously.

Investing Activities

Net cash used in investing activities was $1.8 million for the three months ended December 31, 2016, compared with $7.9 million for the three months ended December 31, 2015. We used cash of $1.8 million for purchases of fixed assets in the three months ended December 31, 2016. For the three months ended December 31, 2015, we used $7.5 million related to the acquisitions of Calumet and Shanahan, and $0.4 million for the purchase of fixed assets.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. The Company did not repurchase any of its common stock during the three months ended December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

All of the long-term debt outstanding under our Credit Facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our Credit Facility as of December 31, 2016 would cause a $0.3 million pre-tax annual increase in interest expense.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies – Legal Matters” in the Notes to our Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Description

2.1—	Stock Purchase Agreement dated as of June 1, 2016, by and among IES Infrastructure Solutions, LLC, IES Holdings, Inc., Technibus, Inc. and Technibus, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016)

3.1—	Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)

3.2—	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

3.3—	Amended and Restated Bylaws of IES Holdings, Inc., effective May 24, 2016. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 24, 2016)

4.1—	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)

4.2—	Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016)

(1)31.1—	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President,

(1)31.2—	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)32.1—	Section 1350 Certification of Robert W. Lewey, President

(1)32.2—	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2017.

                    IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer