Form 10-Q
period 2017-03-31
IES Holdings, Inc.
filed 2017-05-05
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 4, 2017, there were 21,471,428 shares of common stock outstanding.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	the ability of our controlling shareholder to take action not aligned with other shareholders;

•	the sale or disposition of the shares of our common stock held by our controlling shareholder, which, under certain circumstances, would trigger change of control provisions in our severance plan or financing and surety arrangements, or any other substantial sale of our common stock, which could depress our stock price;

•	the relatively low trading volume of our common stock, which could depress our stock price;

•	the possibility that we issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership or a change in the federal tax rate;

•	the potential recognition of valuation allowances on deferred tax assets;

•	the inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures and debt service;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	challenges integrating new businesses into the Company or new types of work, products or processes into our segments;

•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	a general reduction in the demand for our services;

•	a change in the mix of our customers, contracts or business;

•	our ability to enter into, and the terms of, future contracts;

•	our ability to successfully manage projects;

•	the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	interruptions to our information systems and cyber security or data breaches;

•	closures or sales of facilities resulting in significant future charges, including potential warranty losses or other unexpected liabilities, or a significant disruption of our operations;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	the cost and availability of qualified labor and the ability to maintain positive labor relations;

•	an increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project delays or cancellations;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	success in transferring, renewing and obtaining electrical and other licenses;

•	backlog that may not be realized or may not result in profits;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the possibility that our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

•	the effect of litigation, claims and contingencies, including warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	the possibility that our current insurance coverage may not be adequate or that we may not be able to obtain a policy at acceptable rates;

•	future capital expenditures and refurbishment, repair and upgrade costs, and delays in and costs of refurbishment, repair and upgrade projects; and

•	liabilities under laws and regulations protecting the environment.

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

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	March 31,	September 30,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,781	$32,961
Restricted cash	64	260
Accounts receivable:
Trade, net of allowance of $697 and $736, respectively	129,202	124,368
Retainage	21,849	20,135
Inventories	18,311	13,236
Costs and estimated earnings in excess of billings	19,045	15,554
Prepaid expenses and other current assets	6,059	3,214

Total current assets	215,311	209,728

Property and equipment, net	24,425	15,694
Goodwill	43,484	39,936
Intangible assets, net	31,040	31,723
Deferred tax assets	90,347	93,549
Other non-current assets	3,367	3,710

Total assets	$407,974	$394,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	114,558	108,822
Billings in excess of costs and estimated earnings	25,712	24,229

Total current liabilities	140,270	133,051

Long-term debt	29,376	29,257
Other non-current liabilities	7,414	6,832

Total liabilities	177,060	169,140

Noncontrolling interest	1,739	1,795
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 issued and 21,471,893 and 21,456,539 outstanding, respectively	220	220
Treasury stock, at cost, 577,636 and 592,990 shares, respectively	(4,666)	(4,781)
Additional paid-in capital	196,164	195,221
Retained earnings	37,457	32,745

Total stockholders’ equity	229,175	223,405

Total liabilities and stockholders’ equity	$407,974	$394,340

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$203,662	$159,981
Cost of services	171,848	132,169

Gross profit	31,814	27,812
Selling, general and administrative expenses	30,120	24,267
Contingent consideration expense	83	266
Loss (gain) on sale of assets	(6)	775

Income from operations	1,617	2,504

Interest and other (income) expense:
Interest expense	428	303
Other income, net	(44)	(3)

Income from operations before income taxes	1,233	2,204
Provision for income taxes	682	10

Net income	551	2,194

Net income attributable to noncontrolling interest	(15)	—

Comprehensive income attributable to IES Holdings, Inc.	$536	$2,194

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

Shares used in the computation of earnings per share:

Basic	21,299,098	21,273,814
Diluted	21,574,155	21,436,012

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Six Months Ended March 31,
	2017	2016
Revenues	$395,840	$310,747
Cost of services	328,844	255,302

Gross profit	66,996	55,445
Selling, general and administrative expenses	58,314	46,778
Contingent consideration expense	83	266
Loss (gain) on sale of assets	(13)	776

Income from operations	8,612	7,625

Interest and other (income) expense:
Interest expense	874	596
Other income, net	(48)	(32)

Income from continuing operations before income taxes	7,786	7,061
Provision (benefit) for income taxes	3,311	(932)

Net income	4,475	7,993

Net income attributable to noncontrolling interest	(67)	—

Comprehensive income attributable to IES Holdings, Inc.	$4,408	$7,993

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.21	$0.37
Diluted	$0.20	$0.37

Shares used in the computation of earnings per share:
Basic	21,292,523	21,271,655
Diluted	21,560,678	21,389,258

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,475	$7,993
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	(15)	105
Amortization of deferred financing cost	172	183
Depreciation and amortization	4,378	1,848
Loss (gain) on sale of assets	(13)	776
Deferred income taxes	2,675	—
Non-cash compensation	926	429
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(435)	5,361
Inventories	(3,252)	1,703
Costs and estimated earnings in excess of billings	(3,491)	5,587
Prepaid expenses and other current assets	(5,642)	(2,257)
Other non-current assets	594	(552)
Accounts payable and accrued expenses	213	(2,575)
Billings in excess of costs and estimated earnings	1,483	1,170
Other non-current liabilities	587	(1,450)

Net cash provided by operating activities	2,655	18,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,891)	(1,084)
Proceeds from sale of property and equipment	23	—
Cash paid for acquisitions, net of cash acquired	(11,663)	(8,307)

Net cash used in investing activities	(14,531)	(9,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	5,050	416
Repayments of debt	(5,053)	(426)
Contingent consideration payment	(448)	—
Distribution to noncontrolling interest	(122)	—
Options exercised	87	61
Purchase of treasury stock	(14)	(72)
Changes in restricted cash	196	—

Net cash used in financing activities	(304)	(21)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,180)	8,909
CASH AND CASH EQUIVALENTS, beginning of period	32,961	49,360

CASH AND CASH EQUIVALENTS, end of period	$20,781	$58,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$660	$426
Cash paid for income taxes	$1,685	$733

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of end markets. Our operations are currently organized into four principal business segments, based upon the nature of our services:

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

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard also requires expanded disclosures surrounding revenue recognition. The effective date will be the first quarter of our fiscal year ended September 30, 2019. The standard allows for either full retrospective or modified retrospective adoption, and we currently plan to use the modified retrospective basis on the adoption date. We are continuing to evaluate the impact of the adoption of this standard on our consolidated financial statements. In particular, we continue to analyze areas including contract termination provisions and accounting for change orders. However, we expect that we will continue to recognize revenues for most of our fixed-price contracts over time, as services are performed. We are also continuing to assess the necessary changes in processes and controls to meet the disclosure requirements of the new standard.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, to standardize the classification of restricted cash and cash equivalents transactions on the statement of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The retrospective transition method will be required for this new guidance. We expect we will adopt this guidance by September 30, 2017, and that it will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations. This standard clarifies the definition of a business to assist entities with evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted for certain transactions. The prospective transition method will be required for this new guidance. We do not expect this guidance to have a material impact on our consolidated financial statements.

Also in January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other. This update is intended to simplify the subsequent measurement of goodwill by eliminating the second step in the current two-step goodwill impairment test. This update is effective for public entities for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The prospective transition method will be required for this new guidance. We do not expect this guidance to have a material impact on our consolidated financial statements.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Adoption of New Accounting Pronouncements

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to standardize the classification of certain transactions on the statement of cash flows. These transactions include contingent consideration payments made after a business combination. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted, and requires application using a retrospective transition method. We implemented the standard for the quarter ended March 31, 2017. The adoption had no impact on our statement of cash flows.

2. CONTROLLING SHAREHOLDER

At March 31, 2017, Tontine Capital Partners, L.P. together with its affiliates (collectively, “Tontine”) was the Company’s controlling shareholder, owning approximately 58% of the Company’s outstanding common stock according to a Schedule 13D/A filed with the SEC by Tontine on October 5, 2016. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, the Company has filed a shelf registration statement to register all of the shares of IES common stock owned by Tontine at the time of registration. As long as the shelf registration statement remains effective, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings, as described in the shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement.

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership of IES could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of the Company’s net operating losses (“NOLs”) for federal and state income tax purposes. On November 8, 2016, the Company implemented a new tax benefit protection plan (the “NOL Rights Plan”). The NOL Rights Plan was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of ownership or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our severance arrangements.

Jeffrey L. Gendell was appointed as a member of the Board of Directors and as non-executive Chairman of the Board in November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of the Board of Directors since February 2012, as non-executive Vice Chairman of the Board since November 2016 and as non-executive Chairman of the Board from January 2015 to November 2016. David B. Gendell is also an employee of Tontine.

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

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

3. DEBT

At March 31, 2017 and September 30, 2016, our long-term debt of $29,376 and $29,257, respectively, relates to amounts drawn on our revolving credit facility. Our weighted-average interest rate on these borrowings was 2.99% at March 31, 2017, and 2.76% at September 30, 2016. At March 31, 2017, we also had $6,634 in outstanding letters of credit and total availability of $40,686 under this facility without violating our financial covenants.

On April 14, 2017, we entered into an amendment and restatement of our revolving credit facility which increased the size of the facility and modified certain of its terms, including the financial covenants disclosed in Item 7 of our Annual Report on 10-K for the year ended September 30, 2016. See Note 14 – Subsequent Events for further discussion of this amendment and restatement. The Company was in compliance with all covenants at March 31, 2017.

At March 31, 2017, the carrying value of amounts outstanding on our revolving credit facility approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a level 2 measurement.

4. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to common shareholders of IES Holdings, Inc.	$532	$2,174
Net income attributable to restricted shareholders of IES Holdings, Inc.	4	20

Net income attributable to IES Holdings, Inc.	$536	$2,194

Denominator:
Weighted average common shares outstanding — basic	21,299,098	21,273,814
Effect of dilutive stock options and non-vested restricted stock	275,057	162,198

Weighted average common and common equivalent shares outstanding — diluted	21,574,155	21,436,012

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

	Six Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to common shareholders of IES Holdings, Inc.	$4,373	$7,919
Net income attributable to restricted shareholders of IES Holdings, Inc.	35	74

Net income attributable to IES Holdings, Inc.	$4,408	$7,993

Denominator:
Weighted average common shares outstanding — basic	21,292,523	21,271,655
Effect of dilutive stock options and non-vested restricted stock	268,155	117,603

Weighted average common and common equivalent shares outstanding — diluted	21,560,678	21,389,258

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.21	$0.37
Diluted	$0.20	$0.37

For the three and six months ended March 31, 2017 and 2016, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

5. OPERATING SEGMENTS

We manage and measure performance of our business in four distinct operating segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions.

Transactions between segments, if any, are eliminated in consolidation. Our corporate office provides general and administrative as well as support services to our four operating segments. Management allocates certain shared costs between segments for selling, general and administrative expenses and depreciation expense.

Segment information for the three and six months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31, 2017
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$61,674	$67,923	$55,272	$18,793	$—	$203,662
Cost of services	52,378	52,351	52,604	14,515	—	171,848

Gross profit	9,296	15,572	2,668	4,278	—	31,814
Selling, general and administrative	6,120	10,932	5,261	4,222	3,585	30,120
Contingent consideration	—	—	—	83	—	83
(Gain) loss on sale of assets	(1)	(3)	(8)	6	—	(6)

Income (loss) from operations	$3,177	$4,643	$(2,585)	$(33)	$(3,585)	$1,617

Other data:
Depreciation and amortization expense	$171	$151	$306	$1,622	$69	$2,319
Capital expenditures	$481	$108	$435	$56	$15	$1,095
Total assets	$68,475	$50,743	$54,485	$107,535	$126,736	$407,974

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

	Three Months Ended March 31, 2016
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$39,351	$53,387	$54,146	$13,097	$—	$159,981
Cost of services	32,767	40,616	48,946	9,840	—	132,169

Gross profit	6,584	12,771	5,200	3,257	—	27,812
Selling, general and administrative	4,979	8,906	4,603	3,115	2,664	24,267
Contingent Consideration	—	—	—	266	—	266
Loss on sale of assets	—	—	—	775	—	775

Income (loss) from operations	$1,605	$3,865	$597	$(899)	$(2,664)	$2,504

Other data:
Depreciation and amortization expense	$135	$121	$252	$455	$68	$1,031
Capital expenditures	$479	$102	$37	$114	$—	$732
Total assets	$41,753	$38,088	$48,139	$33,610	$74,189	$235,779

	Six Months Ended March 31, 2017
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$114,977	$134,365	$109,228	$37,270	$—	$395,840
Cost of services	97,710	103,063	100,454	27,617	—	328,844

Gross profit	17,267	31,302	8,774	9,653	—	66,996
Selling, general and administrative	11,834	21,485	9,585	8,322	7,088	58,314
Contingent consideration	—	—	—	83	—	83
Gain on sale of assets	(1)	(3)	(7)	(2)	—	(13)

Income (loss) from operations	$5,434	$9,820	$(804)	$1,250	$(7,088)	$8,612

Other data:
Depreciation and amortization expense	$345	$301	$654	$2,945	$133	$4,378
Capital expenditures	$1,560	$347	$644	$137	$203	$2,891
Total assets	$68,475	$50,743	$54,485	$107,535	$126,736	$407,974

	Six Months Ended March 31, 2016
			Commercial &	Infrastructure
	Communications	Residential	Industrial	Solutions	Corporate	Total
Revenues	$80,111	$105,514	$99,410	$25,712	$—	$310,747
Cost of services	65,369	81,071	89,354	19,508	—	255,302

Gross profit	14,742	24,443	10,056	6,204	—	55,445
Selling, general and administrative	9,692	17,620	8,242	5,814	5,410	46,778
Contingent Consideration	—	—	—	266	—	266
Loss on sale of assets	—	—	—	776	—	776

Income (loss) from operations	$5,050	$6,823	$1,814	$(652)	$(5,410)	$7,625

Other data:
Depreciation and amortization expense	$257	$242	$434	$779	$136	$1,848
Capital expenditures	$564	$144	$185	$191	$—	$1,084
Total assets	$41,753	$38,088	$48,139	$33,610	$74,189	$235,779

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

6. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, which was amended and restated effective February 9, 2016, provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the amended and restated 2006 Equity Incentive Plan, of which approximately 1,051,757 shares were available for issuance at March 31, 2017.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We made no purchases of stock pursuant to this plan during the six months ended March 31, 2017 and 2016.

Treasury Stock

During the six months ended March 31, 2017, we repurchased 683 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, as amended and restated. During the six months ended March 31, 2017, we issued 1,287 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation, and 14,750 unrestricted shares of common stock to satisfy the exercise of outstanding options.

During the six months ended March 31, 2016, we repurchased 2,140 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan and 7,500 shares of common stock were forfeited by former employees and returned to treasury stock. We issued 3,905 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation, and 15,000 unrestricted shares to satisfy the exercise of outstanding options.

Restricted Stock

During the three months ended March 31, 2017 and 2016, we recognized $136 and $130, respectively, in compensation expense related to our restricted stock awards. During the six months ended March 31, 2017 and 2016, we recognized $273 and $262, respectively, in compensation expense related to our restricted stock awards. At March 31, 2017, the unamortized compensation cost related to outstanding unvested restricted stock was $541.

Performance Cash Units

Performance based phantom cash units (“PPCUs”) are a contractual right to cash payment of $20 dollars per PPCU. At March 31, 2017, the Company had outstanding an aggregate of 30,000 PPCUs, which will generally become vested, if at all, upon achievement of certain specified performance objectives and continued performance of services through mid-December 2018, each of which as of March 31, 2017 are deemed probable. During the three months ended March 31, 2017, and 2016, we recognized compensation expense of $58 and zero, respectively, related to these units. During the six months ended March 31, 2017, and 2016, we recognized compensation expense of $193 and zero, respectively, related to these units.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the three months ended March 31, 2017 and 2016, we recognized $40 and $34, respectively, in compensation expense related to these grants. During the six months ended March 31, 2017 and 2016, we recognized $84 and $68, respectively, in compensation expense related to these grants.

Performance Based Phantom Stock Units

A performance based phantom stock unit (a “PPSU”) is a contractual right to receive one share of the Company’s common stock. The PPSUs will generally become vested, if at all, upon the achievement of certain specified performance objectives and continued performance of services through mid-December 2018, each of which as of March 31, 2017 are deemed probable. At March 31, 2017, the Company has outstanding an aggregate of 408,000 three-year performance-based PPSUs. The vesting of these awards is subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels. During the three months ended March 31, 2017 and 2016, we recognized compensation expense of $225 and $21, respectively, related to these grants. For the six months ended March 31, 2017 and 2016, we recognized compensation expense of $528 and $43, respectively, related to these grants.

Stock Options

During the three months ended March 31, 2017 and 2016, we recognized compensation expense of $2 and $16, respectively, related to our stock option awards. During the six months ended March 31, 2017 and 2016, we recognized compensation expense of $23 and $32, respectively, related to our stock option awards. At March 31, 2017, the unamortized compensation cost related to outstanding unvested stock options was zero.

7. SECURITIES AND EQUITY INVESTMENTS

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable and a loan agreement. We believe that the carrying value of these financial instruments in the accompanying Condensed Consolidated Balance Sheets approximates their fair value due to their short-term nature. Additionally, we have a cost method investment in EnerTech Capital Partners II L.P. (“EnerTech”). We estimate the fair value of our investment in EnerTech (Level 3) using quoted market prices for underlying publicly traded securities, and estimated enterprise values are determined using cash flow projections and market multiples of the underlying non-public companies.

Investment in EnerTech

During the three months ended March 31, 2017, we collected a distribution of $361, reducing our carrying value. The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of March 31, 2017 and September 30, 2016:

	March 31,	September 30,
	2017	2016
Carrying value	$558	$919
Unrealized gains	183	159

Fair value	$741	$1,078

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. There was no impairment as of March 31, 2017 or September 30, 2016.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plans. During the three months ended March 31, 2017 and 2016, we recognized $315 and $199, respectively, in matching expense. During the six months ended March 31, 2017 and 2016, we recognized $459 and $278, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $835 recorded as of March 31, 2017, and $875 as of September 30, 2016, related to such plans.

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

At March 31, 2017, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to our acquisitions of Calumet Armature & Electric, LLC (“Calumet”) in October 2015 and Freeman Enclosure Systems, LLC and its affiliate Strategic Edge LLC (together, “Freeman”) in March 2017.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	March 31, 2017
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$630	$630	$—
Executive savings plan liabilities	(514)	(514)	—
Contingent consideration	(1,112)	—	(1,112)

Total	$(996)	$116	$(1,112)

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

In fiscal years 2016 and 2017, we entered into contingent consideration arrangements related to certain acquisitions. Please see Note 13 – Business Combinations for further discussion. At March 31, 2017, we estimated the fair value of these contingent consideration liabilities at $1,112. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair Value at September 30, 2016	$1,100
Issuances	464
Settlements	(535)
Adjustments to Fair Value	83

Fair Value at March 31, 2017	$1,112

10. INVENTORY

Inventories consist of the following components:

	March 31,	September 30,
	2017	2016
Raw materials	$3,099	$2,538
Work in process	5,517	4,158
Finished goods	1,565	1,558
Parts and supplies	8,130	4,982

Total inventories	$18,311	$13,236

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

11. GOODWILL AND INTANGIBLE ASSETS

The following is a progression of goodwill by segment for the six months ended March 31, 2017:

		Commercial &	Infrastructure
	Residential	Industrial	Solutions	Total
Goodwill at September 30, 2016	$8,631	$3,806	$27,499	$39,936
Acquisitions (See Note 13)	—	—	3,820	3,820
Purchase Accounting Adjustments	—	—	(272)	(272)

Goodwill at March 31, 2017	$8,631	$3,806	$31,047	$43,484

Goodwill

The adjustment to goodwill in the quarter ended March 31, 2017 relates to finalizing the deferred tax balances acquired in connection with our acquisition of Technibus, Inc.in June 2016. Please see Note 13 – Business Combinations for further discussion.

Intangible assets consist of the following:

		March 31, 2017
	Estimated
	Useful Lives	Gross Carrying	Accumulated
	(in Years)	Amount	Amortization	Net
Trademarks/trade names	5 - 20	$4,104	$271	$3,833
Technical library	20	400	71	329
Customer relationships	6 - 15	28,614	3,325	25,289
Developed technology	4	400	400	—
Backlog	1	2,151	1,133	1,018
Construction contracts	1	2,191	1,620	571

Total		$37,860	$6,820	$31,040

		September 30, 2016
	Estimated
	Useful Lives	Gross Carrying	Accumulated
	(in Years)	Amount	Amortization	Net
Trademarks/trade names	5 - 20	$3,845	$139	$3,706
Technical library	20	400	61	339
Customer relationships	6 - 15	27,414	2,003	25,411
Developed technology	4	400	358	42
Backlog	1	1,621	545	1,076
Construction contracts	1	2,191	1,042	1,149

Total		$35,871	$4,148	$31,723

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

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

The following is a discussion of our significant legal matters:

Capstone Construction Claims

From 2003 to 2005, two of our former subsidiaries performed HVAC and electrical work under contract with Capstone Building Corporation (“Capstone”) on a university student housing project in Texas. In 2005, our subsidiaries filed for arbitration against Capstone, seeking payment for work performed, change orders and other impacts. The parties settled those claims, and the release included a waiver of warranties associated with any of the HVAC work. Several years later, the subsidiaries discontinued operations, and the Company sold their assets.

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

Based on the settlement reached in the 2005 arbitration, we moved for, and the District Court granted us, summary judgment, dismissing all of Capstone’s claims in the 2013 lawsuit. Capstone appealed, and in April, 2016, the 10th Court of Appeals, Waco, Texas Division, reversed the ruling with respect to the indemnity claims and remanded the case back to the District Court. The Texas Supreme Court subsequently denied our petition to review this decision and our motion for rehearing. As a result, we filed a new motion for summary judgment at the District Court level in April 2017. The Company will defend the claims and expects ultimately to prevail on the merits, but there can be no assurance that the Company will prevail or that it will not incur costs and liability for indemnity in connection with resolution of the claims. To date, the Company has not established a reserve with respect to this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not reasonably estimable.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2017 and September 30, 2016, we had $6,198 and $5,464, respectively, accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of March 31, 2017 and September 30, 2016, we had $219 and $235, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2017 and September 30, 2016, $6,176 and $6,126, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of March 31, 2017, the estimated cost to complete our bonded projects was approximately $38,949. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At March 31, 2017 and September 30, 2016, $458 and $818, respectively, of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2017, we had no such purchase orders.

13. BUSINESS COMBINATIONS

2017

The Company completed the acquisition of 100% of the membership interests and associated real estate of Freeman Enclosure Systems, LLC and its affiliate Strategic Edge LLC (together, “Freeman”), on March 16, 2017, for a total maximum consideration of $12,127, including cash consideration of $11,663 paid at close and $464 of contingent consideration to be paid in April 2020. The total purchase consideration for the Freeman acquisition included contingent consideration payments based on the acquired company’s earnings, as defined in the purchase and sale agreement, through March 31, 2020. The fair value of the contingent consideration liability was estimated at $464 at March 31, 2017, and is included in other non-current liabilities on our condensed consolidated balance sheets. Freeman is an Ohio-based manufacturer of custom generator enclosures primarily used by data centers and large commercial and industrial facilities. Freeman is included in our Infrastructure Solutions segment.

The Company accounted for the transaction under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations derived from estimated fair value assessments and assumptions used by management are preliminary, pending finalization of the valuations of deferred taxes, fixed assets, contingent consideration liability, and certain intangible assets. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed. This may result in adjustments to the preliminary amounts recorded. The preliminary valuation of the assets acquired and liabilities assumed as of the date of the acquisition is as follows:

Current assets	$5,406
Property and equipment	7,581
Intangible assets (primarily customer relationships)	1,989
Goodwill	3,820
Current liabilities	(5,508)
Deferred tax liability	(1,161)

Net assets acquired	$12,127

With regard to goodwill, which is not tax deductible, the balance is attributable to the workforce of the acquired business and other intangibles that do not qualify for separate recognition.

2016

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

The total purchase consideration for the Calumet acquisition included contingent consideration payments based on the acquired company’s earnings, as defined in the purchase and sale agreement, through October 31, 2018. The fair value of the contingent consideration liability was estimated at $648, and $1,100 at March 31, 2017 and September 30, 2016, respectively. We made the first payment of $535 during the three months ended March 31, 2017. The remaining contingent consideration will be paid out during fiscal years 2018 and 2019, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

The Company accounted for these four transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations related to Calumet and Shanahan were finalized as of December 31, 2016. The valuations related to STR and Technibus are pending finalization of certain tangible and intangible asset valuations and assessments of deferred taxes.

Unaudited Pro Forma Information

The supplemental pro forma results of operations, calculated as if each acquisition occurred as of October 1 of the fiscal year prior to consummation, for the three and six months ended March 31, 2017 and 2016, are as follows:

	Unaudited
	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues	$212,630	$174,167
Net Income	$599	$2,921

	Unaudited
	Six Months Ended	Six Months Ended
	March 31, 2017	March 31, 2016
Revenues	$415,310	$342,562
Net Income	$4,888	$9,287

14. SUBSEQUENT EVENTS

Credit facility amendment

On April 10, 2017, we entered into an amendment and restatement to our revolving credit facility (“the Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, our maximum revolver amount increased from $70 million to $100 million, and the maturity date of the revolving credit facility was extended from August 9, 2019 to August 9, 2021. The Amended Credit Agreement also modified our financial covenants by, among other items, implementing a new covenant that requires the Company to maintain a minimum EBITDA (as defined in the Amended Credit Agreement) that will be tested quarterly on a trailing twelve month basis; increasing the minimum liquidity requirement applicable to the Company from 12.5% to 30% of the maximum revolver amount; raising the Company’s required fixed charge coverage ratio (the “FCCR”) to 1.1:1.0 from 1.0:1.0; and requiring that the FCCR be tested quarterly regardless of the Company’s liquidity levels.

The amendment and restatement did not include any changes to interest rates and continues to contain other customary affirmative, negative and financial covenants as well as events of default.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data” as set forth in our Annual Report on Form 10-K for the year ended September 30, 2016 and the Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Item 1, “Business” of our Annual Report on Form 10-K for the year ended September 30, 2016, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, is a holding company that owns and manages diverse operating subsidiaries, comprised of providers of industrial products and infrastructure services to a variety of end markets. Our operations are currently organized into four principal business segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Three Months Ended March 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$203,662	100.0%	$159,981	100.0%
Cost of services	171,848	84.4%	132,169	82.6%

Gross profit	31,814	15.6%	27,812	17.4%
Selling, general and administrative expenses	30,120	14.8%	24,267	15.2%
Contingent consideration	83	0.0%	266	0.2%
Loss (gain) on sale of assets	(6)	0.0%	775	0.5%

Net income from operations	1,617	0.8%	2,504	1.5%

Interest and other (income) expense, net	384	0.2%	300	0.2%

Income from operations before income taxes	1,233	0.6%	2,204	1.3%
Provision for income taxes	682	0.3%	10	0.0%

Net income	551	0.3%	2,194	1.3%

Net income attributable to noncontrolling interest	(15)	0.0%	—	0.0%

Comprehensive income attributable to IES Holdings, Inc.	$536	0.3%	$2,194	1.3%

Consolidated revenues for the three months ended March 31, 2017, were $43.7 million higher than for the three months ended March 31, 2016, an increase of 27.3%, with increases at each of our operating segments. Our five businesses acquired in fiscal 2016 and 2017 contributed $9.3 million of the increase for the three months ended March 31, 2017.

Consolidated gross profit for the three months ended March 31, 2017, increased $4.0 million compared with the three months ended March 31, 2016. Our overall gross profit percentage decreased to 15.6% during the three months ended March 31, 2017, as compared to 17.4% during the three months ended March 31, 2016. Gross profit as a percentage of revenue decreased at each of our segments. Our five businesses acquired in fiscal 2016 and 2017 contributed $1.7 million of the increase in consolidated gross profit.

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

During the three months ended March 31, 2017, our selling, general and administrative expenses were $30.1 million, an increase of $5.9 million, or 24.1%, over the three months ended March 31, 2016. This increase was primarily attributable to increased activity levels across our business, as increased volume levels required additional personnel to support our growth. However, general and administrative expense as a percent of revenue decreased from 15.2% for the three months ended March 31, 2016, to 14.8% for the three months ended March 31, 2017, as we benefitted from the increased scale of our operations. Selling, general and administrative expense incurred at businesses acquired during fiscal 2016 and 2017 contributed $2.0 million of the increase for the three months ended March 31, 2017.

	Six Months Ended March 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$395,840	100.0%	$310,747	100.0%
Cost of services	328,844	83.1%	255,302	82.2%

Gross profit	66,996	16.9%	55,445	17.8%
Selling, general and administrative expenses	58,314	14.7%	46,778	15.1%
Contingent consideration	83	0.0%	266	0.1%
Loss (gain) on sale of assets	(13)	0.0%	776	0.2%

Net income from operations	8,612	2.2%	7,625	2.4%

Interest and other (income) expense, net	826	0.2%	564	0.2%

Income from operations before income taxes	7,786	2.0%	7,061	2.2%
Provision (benefit) for income taxes	3,311	0.8%	(932)	(0.3)%

Net income	4,475	1.2%	7,993	2.5%

Net income attributable to noncontrolling interest	(67)	0.0%	—	0.0%

Comprehensive income attributable to IES Holdings, Inc.	$4,408	1.2%	$7,993	2.5%

Consolidated revenues for the six months ended March 31, 2017, were $85.1 million higher than for the six months ended March 31, 2016, an increase of 27.4%, with increases at each of our operating segments. Our five businesses acquired in fiscal 2016 and 2017 contributed $21.8 million of the revenue increase for the six months ended March 31, 2017.

Our overall gross profit percentage decreased to 16.9% during the six months ended March 31, 2017, as compared to 17.8% during the six months ended March 31, 2016. Total gross profit increased at all of our segments with the exception of Commercial & Industrial. Gross profit as a percentage of revenue remained flat at Residential and increased at Infrastructure Solutions, offset by decreases at our Communications and Commercial & Industrial segments.

During the six months ended March 31, 2017, our selling, general and administrative expenses were $58.3 million, an increase of $11.5 million, or 24.7%, over the six months ended March 31, 2016. This increase was primarily attributable to increased activity levels across our business, as increased volume levels required additional personnel to support our growth. Selling, general and administrative expense incurred at our five businesses acquired in fiscal 2016 and 2017 contributed $3.8 million of the increase for the six months ended March 31, 2017.

Communications

	Three Months Ended March 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$61,674	100.0%	$39,351	100.0%

Gross profit	9,296	15.1%	6,584	16.7%
Selling, general and administrative expenses	6,120	9.9%	4,979	12.7%

Revenue. Our Communications segment’s revenues increased by $22.3 million during the three months ended March 31, 2017, a 56.7% increase compared to the three months ended March 31, 2016. The increase is the result of both the expansion of our customer base and additional work with existing customers. We continue to expand our business in areas such as retail distribution centers, audio visual and security, and wireless access. Revenues from data center work increased by $10.4 million, and revenues from manufacturing and retail distribution centers increased by $3.2 million for the three months ended March 31, 2017, as compared with the same period in 2016. We also experienced strong growth in our core structured cabling business, with revenues increasing $4.5 million for the three months ended March 31, 2017, compared with the three months ended March 31, 2016.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2017 increased by $2.7 million compared to the three months ended March 31, 2016. Gross profit as a percentage of revenue decreased 1.6% to 15.1% for the three months ended March 31, 2017. The decline is driven, in part, by inefficiencies on certain projects during the quarter ended March 31, 2017. Additionally, margins have been affected by an increase in the volume of cost-plus work performed in the quarter ended March 31, 2017. This work is generally lower risk and is typically performed at lower margins than the fixed price arrangements which comprise the majority of the work we perform.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $1.1 million, or 22.9%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, as a result of higher personnel cost, particularly related to additional personnel in sales and estimating in support of our growing business. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 2.8% to 9.9% of segment revenue during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, largely as we benefitted from the increased scale of our operations.

	Six Months Ended March 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$114,977	100.0%	$80,111	100.0%

Gross profit	17,267	15.0%	14,742	18.4%
Selling, general and administrative expenses	11,834	10.3%	9,692	12.1%

Revenue. Our Communications segment revenues increased by $34.9 million during the six months ended March 31, 2017, a 43.5% increase compared to the six months ended March 31, 2016. The increase is the result of both the expansion of our customer base and additional work with existing customers. Revenues from data center work increased by $15.5 million for the six months ended March 31, 2017, compared with the six months ended March 31, 2016, and revenues from manufacturing and retail distribution centers increased by $5.4 million for the six months ended March 31, 2017, as compared with the same period in 2016. Additionally, we continue to expand our business in areas such as retail distribution centers, audio visual and security, and wireless access. We also experienced strong growth in our core structured cabling business, with revenues increasing $7.4 million for the six months ended March 31, 2017, compared with the six months ended March 31, 2016.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2017, increased $2.5 million, or 17.1%, as compared to the six months ended March 31, 2016. Gross profit as a percentage of revenue decreased 3.4% to 15.0% for the six months ended March 31, 2017. The decline is driven, in part, by inefficiencies on certain projects during the six months ended March 31, 2017. Additionally, margins have been affected by an increase in the volume of cost-plus work performed in the six months ended March 31, 2017. This work is generally lower risk, and is typically performed at lower margins than the fixed price arrangements which comprise the majority of the work we perform.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $2.1 million, or 22.1%, during the six months ended March 31, 2017, compared to the six months ended March 31, 2016, as a result of higher personnel cost, including increased incentive compensation associated with higher earnings. Additionally, we have continued to invest in the necessary infrastructure to support the growing volume of business. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 1.8% to 10.3% of segment revenue during the six months ended March 31, 2017, compared to the six months ended March 31, 2016, as we benefitted from the increased scale of our operations.

Residential

	Three Months Ended March 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$67,923	100.0%	$53,387	100.0%

Gross profit	15,572	22.9%	12,771	23.9%
Selling, general and administrative expenses	10,932	16.1%	8,906	16.7%

Revenue. Our Residential segment’s revenues increased by $14.5 million during the three months ended March 31, 2017, an increase of 27.2% as compared to the three months ended March 31, 2016. The increase is driven by our multi-family business, where revenues increased by $10.7 million for the three months ended March 31, 2017, compared with the three months ended March 31, 2016. The increased activity in the second quarter of fiscal 2017 is driven in large part by work performed on projects which were delayed in fiscal 2016. Single-family construction revenues increased by $5.3 million, primarily driven by our Texas operations, where the economy has experienced continued growth and population expansion. Revenues from cable installations and solar decreased by $0.8 million and $0.7 million, respectively, during the three months ended March 31, 2017, as compared with the same period in 2016.

Gross Profit. During the three months ended March 31, 2017, our Residential segment experienced a $2.8 million, or 21.9%, increase in gross profit as compared to the three months ended March 31, 2016. The increase in gross profit was driven primarily by the increase in revenue. Gross margin as a percentage of revenue for our single family business remained flat during the quarter ended March 31, 2017, as compared with the quarter ended March 31, 2016.

Selling, General and Administrative Expenses. Our Residential segment experienced a $2.0 million, or 22.7%, increase in selling, general and administrative expenses during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily as a result of higher variable compensation and a $1.4 million increase in incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 16.1% of segment revenue during the three months ended March 31, 2017, compared to 16.7% in the three months ended March 31, 2016, as we benefitted from the increased scale of our operations.

	Six Months Ended March 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$134,365	100.0%	$105,514	100.0%

Gross profit	31,302	23.3%	24,443	23.2%
Selling, general and administrative expenses	21,485	16.0%	17,620	16.7%

Revenue. Our Residential segment revenues increased by $28.9 million during the six months ended March 31, 2017, an increase of 27.3% as compared to the six months ended March 31, 2016. The increase is driven by our multi-family business, where revenues increased by $21.1 million for the six months ended March 31, 2017, compared with the six months ended March 31, 2016. For the six months ended March 31, 2017, we continued to benefit from work on multi-family projects which were delayed at the end of fiscal 2016. Single-family construction revenues increased by $9.7 million, primarily driven by our Texas operations, where the economy has experienced continued growth and population expansion. Revenue from solar installations decreased by $1.7 million, and cable and service revenues decreased by $0.3 million for six months ended March 31, 2017, as compared with the same period in 2016.

Gross Profit. During the six months ended March 31, 2017, our Residential segment experienced a $6.9 million, or 28.1%, increase in gross profit as compared to the six months ended March 31, 2016. Gross profit increased primarily due to a higher volume of work. Gross margin percentage remained flat.

Selling, General and Administrative Expenses. Our Residential segment experienced a $3.9 million, or 21.9%, increase in selling, general and administrative expenses during the six months ended March 31, 2017, compared to the six months ended March 31, 2016, driven by increased compensation expense, primarily as a result of an increase of $2.8 million in variable compensation and incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased 0.7% to 16.0% of segment revenue during the six months ended March 31, 2017, as we benefitted from the increased scale of our operations.

Commercial & Industrial

	Three Months Ended March 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$55,272	100.0%	$54,146	100.0%

Gross profit	2,668	4.8%	5,200	9.6%
Selling, general and administrative expenses	5,261	9.5%	4,603	8.5%

Revenue. Revenues in our Commercial & Industrial segment increased $1.1 million during the three months ended March 31, 2017, an increase of 2.1% compared to the three months ended March 31, 2016. The increase in revenue was driven by revenue from the Shanahan and STR acquisitions. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2017, decreased by $2.5 million, or 48.7%, as compared to the three months ended March 31, 2016. Gross margin decreased from 9.6% for the three months ended March 31, 2016, to 4.8% for the three months ended March 31, 2017, driven by project inefficiencies for the three months ended March 31, 2017, as compared with the same period in 2016. These inefficiencies were caused by labor cost overruns on four of our projects at two of our commercial branches in connection with the acceleration of schedules by our customers, as well as high rates of employee turnover. We expect these jobs to be largely completed in the third quarter of fiscal 2017, but they will continue to impact our margins through project completion. The Shanahan and STR acquisitions contributed $0.4 million of the increase in gross margin. These newly acquired businesses continue to perform well, and have generally performed at higher gross margins than our existing business.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2017, increased $0.7 million, or 14.3%, compared to the three months ended March 31, 2016. Selling, general and administrative expenses as a percentage of revenues increased 1.0% to 9.5% during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The Shanahan and STR acquisitions contributed $0.5 million of the increase. Additionally, we incurred additional compensation costs to transition employees of an acquired business to our policy for paid time off.

	Six Months Ended March 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$109,228	100.0%	$99,410	100.0%

Gross profit	8,774	8.0%	10,056	10.1%
Selling, general and administrative expenses	9,585	8.8%	8,242	8.3%

Revenue. Revenues in our Commercial & Industrial segment increased $9.8 million during the six months ended March 31, 2017, an increase of 9.9% compared to the six months ended March 31, 2017. The increase in revenue was driven by our Denver and Nebraska locations for the six months ended March 31, 2017, as compared with the six months ended March 31, 2016. Revenue for the six months ended March 31, 2017, also increased by $7.8 million from the Shanahan and STR acquisitions. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2017, decreased 12.8%, as compared to the six months ended March 31, 2016. As a percentage of revenue, gross profit decreased from 10.1% for the six months ended March 31, 2016, to 8.0% for the six months ended March 31, 2017. This decrease was due to the effects of project delays and resulting inefficiencies. These inefficiencies were caused by labor cost overruns on four of our projects at two of our commercial branches in connection with the acceleration of schedules by our customers and high rates of employee turnover. We believe certain of the additional costs we incurred were caused by the actions of others, and as such, we are evaluating any potential recoveries and claims associated with these costs. As of March 31, 2017, we have not recorded any benefit related to any such recoveries or claims. We believe certain of the additional costs we incurred were caused by the actions of others, and as such, we are evaluating any potential recoveries and claims associated with these costs. As of March 31, 2017, we have not recorded any benefit related to any such recoveries or claims. We expect these jobs to be largely completed in the third quarter of fiscal 2017, but they will continue to impact our margins through project completion. Our Shanahan and STR acquisitions contributed $1.3 million of additional margin for the six months ended March 31, 2017, compared with the same period prior year. These newly acquired businesses continue to perform well, and have generally performed at higher gross margins than our existing business.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2017, increased $1.3 million, or 16.3%, compared to the six months ended March 31, 2016, and increased slightly as a percentage of revenue. The increase was driven by the acquisition of the Shanahan and STR businesses, where selling, general and administrative expense for the six months ended March 31, 2017, increased by $0.9 million.

Infrastructure Solutions

	Three Months Ended March 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$18,793	100.0%	$13,097	100.0%
Gross profit	4,278	22.8%	3,257	24.9%
Selling, general and administrative expenses	4,222	22.5%	3,115	23.8%
Contingent consideration	83	0.4%	266	2.0%
Loss on sale of assets	6	0.0%	775	5.9%

Revenue. Revenues in our Infrastructure Solutions segment increased $5.7 million during the three months ended March 31, 2017, an increase of 43.5% compared to the three months ended March 31, 2016. The increase in revenue was driven primarily by additional revenue of $6.7 million contributed by our fiscal 2016 and 2017 acquisitions. This increase was partly offset by the disposal in April 2016 of substantially all of the operating assets of our engine components business, which we determined was no longer a core asset for our Infrastructure Solutions business. This business contributed $0.6 million in revenue during the three months ended March 31, 2016, which was not repeated during the three months ended March 31, 2017.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended March 31, 2017 increased $1.0 million as compared to the three months ended March 31, 2016. The increase is primarily driven by $1.3 million of additional margin contributed by our fiscal 2016 and 2017 acquisitions. During the quarter ended March 31, 2017, our gross margin as a percentage of revenue was affected negatively by the mix of work we performed at the Technibus business. In particular, experienced production inefficiencies as we performed a higher than typical proportion of isolated-phase bus projects as compared with non-segregated bus duct projects. This increase in margin provided by acquired businesses was slightly offset by a decline in margin in our motor repair business.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended March 31, 2017 increased $1.1 million compared to the three months ended March 31, 2016. The increase was primarily the result of the fiscal 2016 and 2017 acquisitions, which contributed to the increase by $1.5 million during the three months ended March 31, 2017.

	Six Months Ended March 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$37,270	100.0%	$25,712	100.0%
Gross profit	9,653	25.9%	6,204	24.1%
Selling, general and administrative expenses	8,322	22.3%	5,814	22.6%
Contingent consideration	83	0.2%	266	1.0%
Loss (gain) on sale of assets	(2)	0.0%	776	3.0%

Revenue. Revenues in our Infrastructure Solutions segment increased $11.6 million during the six months ended March 31, 2017, an increase of 45.0% compared to the six months ended March 31, 2016. The increase was primarily driven by $14.0 million of additional revenue contributed by our fiscal 2016 and 2017 acquisitions. These increases were partly offset by a $1.8 million decrease in revenue from our engine components business. Substantially all of the operating assets of our engine components business were sold in April 2016 to a third party.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the six months ended March 31, 2017, increased $3.4 million as compared to the six months ended March 31, 2016. The increase is primarily driven by $3.7 million of additional gross profit contributed by our fiscal 2016 and 2017 acquisitions, slightly offset by a decrease in gross margins at our motor repair business.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the six months ended March 31, 2017, increased $2.5 million compared to the six months ended March 31, 2016. The increase was primarily the result of general and administrative costs incurred by our fiscal 2016 and 2017 acquisitions, which increased $2.9 million for the six months ended March 31, 2017, including intangible amortization for these acquisitions. These additional costs were slightly offset by reduced expense for our motor repair business and the elimination of $0.3 million of general and administrative costs associated with our engine components business.

Contingent Consideration. Results of operations from Calumet Armature & Electric, LLC (“Calumet”), which we acquired in October 2015, have outperformed forecast measures used in our original valuation of the contingent consideration agreement, which we performed following the acquisition. We recorded additional contingent consideration expense of $83 thousand and $0.3 million during the six months ended March 31, 2017 and 2016, respectively.

Loss on Sale of Asset. We recognized $0.8 million in conjunction with the write down to net realizable value of certain assets related to our engine component business during the six months ended March 31, 2016. The sale of these assets to a third party pursuant to an asset purchase agreement was finalized in April 2016.

Interest and Other Expense, net

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Interest expense	$341	$210
Deferred financing charges	87	93

Total interest expense	428	303
Other (income) expense, net	(44)	(3)

Total interest and other expense, net	$384	$300

Interest Expense for the three months ended March 31, 2017 and 2016

During the three months ended March 31, 2017, we incurred interest expense of $0.4 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.6 million and an average unused line of credit balance of $33.2 million. This compares to interest expense of $0.3 million for the three months ended March 31, 2016, primarily comprised of interest expense from our revolving credit facility and average letter of credit and unused line of credit balances of $6.9 million and $42.9 million, respectively.

	Six Months Ended March 31,
	2017	2016
	(In thousands)
Interest expense	$702	$413
Deferred financing charges	172	183

Total interest expense	874	596
Other (income) expense, net	(48)	(32)

Total interest and other expense, net	$826	$564

Interest Expense for the six months ended March 31, 2017 and 2016

During the six months ended March 31, 2017, we incurred interest expense of $0.9 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.7 million and an average unused line of credit balance of $33.1 million. This compares to interest expense of $0.6 million for the six months ended March 31, 2016, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.9 million and an average unused line of credit balance of $42.9 million.

PROVISION FOR INCOME TAXES

We reported a provision for income taxes of $0.7 million for the three months ended March 31, 2017, compared to a provision of $.01 million for the three months ended March 31, 2016.

We reported a provision for income taxes of $3.3 million for the six months ended March 31, 2017, compared to a benefit of $0.9 million for the six months ended March 31, 2016.

The increase in tax expense for both the three and six months ended March 31, 2017, as compared to the three and six months ended March 31, 2016, is due to the release of a valuation allowance during the quarter ended September 30, 2016. As a result of the valuation allowance release during the quarter ended September 30, 2016, tax expense is no longer reduced by a corresponding valuation allowance release. See Note 9-Income Taxes in our Form 10-K for the year ended September 30, 2016, for further discussion of the release of this valuation allowance. Additionally, for the six months ended March 31, 2016, we recognized a benefit of $1.4 million related to the release of valuation allowance in connection with the acquisition of deferred tax liabilities related to Shanahan and Calumet.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements included in this report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, impairments of long-lived assets, and contingencies and litigation.

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, certain service work is performed under master service agreements on an as-needed basis. Our backlog has decreased from $341 million at September 30, 2016, to $335 million at March 31, 2017. The decrease relates to an increase in work performed on certain Residential multi-family projects which were delayed at September 30, 2016, and the completion of certain large projects at our Communications segment.

WORKING CAPITAL

During the six months ended March 31, 2017, working capital exclusive of cash increased by $10.6 million from September 30, 2016, reflecting a $17.8 million increase in current assets excluding cash and a $7.2 million increase in current liabilities during the period.

During the six months ended March 31, 2017, our current assets exclusive of cash increased to $194.5 million, as compared to $176.8 million as of September 30, 2016. The increase included $5.4 million of current assets associated with the Freeman acquisition in March 2017. The remaining increase was driven by a $2.8 million increase in prepaid expenses and other current assets, as well as a $3.5 million increase in costs and estimated earnings in excess of billings and a $3.3 million increase in inventory excluding the inventory acquired in the Freeman transaction. The increase in prepaid expenses and other current assets is driven by the timing of certain prepaid insurance policies during the year. The increase in costs and estimated earnings in excess of billings is the result of an increase in the amount of work performed at our Communications segment under cost plus arrangements. These cost plus arrangements typically take longer to bill than the fixed price arrangements that are more common for the business. Inventory increased primarily at our Residential segment due to the timing of a large wire purchase. Days sales outstanding (“DSOs”) increased to 64 at March 31, 2017 from 60 at September 30, 2016. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value.

During the six months ended March 31, 2017, our total current liabilities increased by $7.2 million to $140.3 million, compared to $133.1 million as of September 30, 2016. The increase was primarily the result of $5.5 million of accounts payable and accrued liabilities added with the Freeman acquisition in March 2017.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2017, the estimated cost to complete our bonded projects was approximately $38.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

On April 10, 2017, we entered into an amendment and restatement to our revolving credit facility (the “Second Amended and Restated Credit and Security Agreement”, or the “Amended Credit Agreement”) with Wells Fargo Bank, N.A. Pursuant to the Amended Credit Agreement, our maximum revolver amount increased from $70 million to $100 million, and the maturity date of the revolving credit facility was extended from August 9, 2019 to August 9, 2021. The Amended Credit Agreement also modified our financial covenants by, among other items, implementing a new covenant that requires the Company to maintain a minimum EBITDA (as defined in the Amended Credit Agreement) that will be tested quarterly on a trailing twelve month basis; increasing the minimum Liquidity (as defined in the Amended Credit Agreement) requirement applicable to the Company from 12.5% to 30% of the maximum revolver amount; raising the Company’s required Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) (the “FCCR”) to 1.1:1.0 from 1.0:1.0; and requiring that the FCCR be tested quarterly regardless of the Company’s Liquidity levels.

The Amended Credit Agreement continues to contain other customary affirmative, negative and financial covenants as well as events of default.

As of March 31, 2017, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

•	An FCCR, measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0.

•	Minimum Liquidity of at least thirty percent (30%) of the Maximum Revolver Amount (as defined in the Amended Credit Agreement), or $30 million; with, for purposes of this covenant, at least fifty percent (50%) of our Liquidity comprised of Excess Availability.

•	Minimum EBITDA, measured at the end of each quarter, of at least the required amount set forth in the following table for the applicable period set forth opposite thereto:

Applicable Amount	Applicable Period
$30,000,000	For each four quarter period ending March 31, 2017, June 30, 2017, and September 30, 2017
$32,500,000	For the four quarter period ending December 31, 2017
$35,000,000	For each four quarter period ending March 31, 2018 and each quarter-end thereafter

At March 31, 2017, our Liquidity was $61.5 million, our Excess Availability was $40.7 million (or greater than 50% of minimum Liquidity), our FCCR was 15.4:1.0; and our EBITDA for the four quarters ended March 31, 2017 was $36.2 million.

Our FCCR is calculated as follows (with capitalized terms as defined in the Amended Credit Agreement): (i) our trailing twelve month EBITDA, less non-financed capital expenditures (other than capital expenditures financed by means of an advance under the credit facility), cash taxes and all Restricted Junior Payments consisting of certain pass-through tax liabilities, divided by (ii) the sum of our cash interest (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense) and principal debt payments (other than repayment of principal on advances under the credit facility and including cash payments with respect to capital leases), any management, consulting, monitoring, and advisory fees paid to an affiliate, and all Restricted Junior Payments (other than pass-through tax liabilities) and other cash distributions; provided, that if any acquisition is consented to by lender after the date of the Amended Credit Agreement, the components of the FCCR will be calculated for such fiscal period after giving pro forma effect to the acquisition assuming that such transaction has occurred on the first day of such period (including pro forma adjustments arising out of events which are directly attributable to such acquisition, are factually supportable, and are expected to have a continuing impact, in each case to be reasonably agreed to by the lender).

As defined in the Amended Credit Agreement, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses (including, but not limited to, a non-cash impairment charge or write-down), interest expense, income taxes, depreciation and amortization and increases in any change in LIFO reserves, in each case, determined on a consolidated basis in accordance with GAAP; provided, that if any acquisition is consented to by lender after the date of the Amended Credit Agreement, EBITDA for such fiscal period shall be calculated after giving pro forma effect to the acquisition assuming that such transaction has occurred on the first day of such period (including pro forma adjustments arising out of events which are directly attributable to such acquisition, are factually supportable, and are expected to have a continuing impact, in each case to be reasonably agreed to by Lender).

If in the future our Liquidity falls below $30 million (or Excess Availability falls below 50% of our minimum Liquidity), our FCCR is less than 1.1:1.0, we fail to meet our minimum EBITDA requirement, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under the Amended Credit Agreement, it would result in an event of default under the Amended Credit Agreement, which could result in some or all of our indebtedness becoming immediately due and payable.

At March 31, 2017, we had $6.6 million in outstanding letters of credit with Wells Fargo Bank, N.A and outstanding borrowings of $30.2 million.

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

Operating activities provided net cash of $2.7 million during the six months ended March 31, 2017, as compared to $18.3 million of net cash provided in the six months ended March 31, 2016. The decrease in operating cash flow was primarily the result of increased working capital needs within our Communications segment due to the increase in cost-plus arrangements, under which the timing of invoices to the customer is later as compared to a typical fixed price contract.

Investing Activities

Net cash used in investing activities was $14.5 million for the six months ended March 31, 2017, compared with $9.4 million for the six months ended March 31, 2016. We used cash of $11.7 million related to the acquisition of Freeman and $2.9 million for purchases of fixed assets in the six months ended March 31, 2017. For the six months ended March 31, 2016, we used $8.3 million related to the acquisitions of Calumet and Shanahan, and $1.1 million for the purchase of fixed assets.

Financing Activities

Net cash used in financing activities for the six months ended March 31, 2017 included $0.4 million paid pursuant to our contingent consideration agreement with the former owners of Calumet, and $0.1 million distributed to our non-controlling interest holders, offset by the return of $0.2 million in cash which had been restricted in support of letters of credit. There was no significant use of cash for financing activities in the six months ended March 31, 2016.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. The Company did not repurchase any of its common stock during the six months ended March 31, 2017.

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

Interest Rate Risk

We are subject to interest rate risk on our floating interest rate borrowings. If LIBOR were to increase, our interest payment obligations on outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates.

All of the long-term debt outstanding under our revolving credit facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under the credit facility as of March 31, 2017, would cause a $0.3 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 12 — Commitments and Contingencies — Legal Matters in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1 —	Stock Purchase Agreement dated as of June 1, 2016, by and among IES Infrastructure Solutions, LLC, IES Holdings, Inc., Technibus, Inc. and Technibus, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016)

3.1 —	Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

3.3 —	Amended and Restated Bylaws of IES Holdings, Inc., effective May 24, 2016. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 24, 2016)

4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)

4.2 —	Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016)

10.1 —	Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2017)

(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President,

(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)32.1 —	Section 1350 Certification of Robert W. Lewey, President

(1)32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2017.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)