Form 10-Q
period 2017-06-30
IES Holdings, Inc.
filed 2017-08-04
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

On August 3, 2017, there were 21,434,344 shares of common stock outstanding.

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

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,905	$32,961
Restricted cash	—	260
Accounts receivable:
Trade, net of allowance of $729 and $736, respectively	132,878	124,368
Retainage	24,587	20,135
Inventories	18,986	13,236
Costs and estimated earnings in excess of billings	18,705	15,554
Prepaid expenses and other current assets	4,709	3,214

Total current assets	223,770	209,728

Property and equipment, net	24,642	15,694
Goodwill	45,033	39,936
Intangible assets, net	31,500	31,723
Deferred tax assets	88,867	93,549
Other non-current assets	3,345	3,710

Total assets	$417,157	$394,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	116,249	108,822
Billings in excess of costs and estimated earnings	30,667	24,229

Total current liabilities	146,916	133,051

Long-term debt	29,407	29,257
Other non-current liabilities	4,433	6,832

Total liabilities	180,756	169,140

Noncontrolling interest	1,713	1,795
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 issued and 21,434,086 and 21,456,539 outstanding, respectively	220	220
Treasury stock, at cost, 615,443 and 592,990 shares, respectively	(5,399)	(4,781)
Additional paid-in capital	196,542	195,221
Retained earnings	43,325	32,745

Total stockholders’ equity	234,688	223,405

Total liabilities and stockholders’ equity	$417,157	$394,340

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Three Months Ended June 30,
	2017	2016
Revenues	$208,323	$179,599
Cost of services	172,925	145,602

Gross profit	35,398	33,997
Selling, general and administrative expenses	30,771	25,716
Contingent consideration expense	(33)	66
Loss (gain) on sale of assets	(55)	34

Income from operations	4,715	8,181

Interest and other (income) expense:
Interest expense	407	299
Other income, net	(46)	(17)

Income from operations before income taxes	4,354	7,899
Benefit from income taxes	(1,519)	(2,937)

Net income	5,873	10,836

Net income attributable to noncontrolling interest	(5)	(31)

Comprehensive income attributable to IES Holdings, Inc.	$5,868	$10,805

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.27	$0.50
Diluted	$0.27	$0.50
Shares used in the computation of earnings per share:
Basic	21,300,716	21,297,898
Diluted	21,556,118	21,456,634

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Revenues	$604,163	$490,347
Cost of services	501,769	400,905

Gross profit	102,394	89,442
Selling, general and administrative expenses	89,085	72,494
Contingent consideration expense	50	332
Loss (gain) on sale of assets	(68)	811

Income from operations	13,327	15,805

Interest and other (income) expense:
Interest expense	1,281	895
Other income, net	(94)	(49)

Income from continuing operations before income taxes	12,140	14,959
Provision (benefit) for income taxes	1,792	(3,870)

Net income	10,348	18,829

Net income attributable to noncontrolling interest	(72)	(31)

Comprehensive income attributable to IES Holdings, Inc.	$10,276	$18,798

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.48	$0.88
Diluted	$0.48	$0.87
Shares used in the computation of earnings per share:
Basic	21,295,254	21,280,469
Diluted	21,550,804	21,412,343

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,348	$18,829
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	31	274
Amortization of deferred financing cost	229	263
Depreciation and amortization	6,884	3,503
Loss (gain) on sale of assets	(68)	832
Deferred income taxes	494	—
Non-cash compensation	1,329	645
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(1,593)	(8,039)
Inventories	(3,919)	(208)
Costs and estimated earnings in excess of billings	(3,151)	2,964
Prepaid expenses and other current assets	(9,082)	(3,098)
Other non-current assets	350	(1,314)
Accounts payable and accrued expenses	600	1,611
Billings in excess of costs and estimated earnings	6,438	2,482
Other non-current liabilities	1,312	(4,840)

Net cash provided by operating activities	10,202	13,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,796)	(2,156)
Proceeds from sale of property and equipment	237	2,200
Cash paid for acquisitions, net of cash acquired	(14,659)	(59,698)

Net cash used in investing activities	(18,218)	(59,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	5,313	20,026
Repayments of debt	(5,328)	(112)
Contingent consideration payment	(448)	—
Distribution to noncontrolling interest	(153)	—
Options exercised	207	133
Purchase of treasury stock	(891)	(590)
Changes in restricted cash	260	(260)

Net cash provided by (used in) financing activities	(1,040)	19,197

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,056)	(26,553)
CASH AND CASH EQUIVALENTS, beginning of period	32,961	49,360

CASH AND CASH EQUIVALENTS, end of period	$23,905	$22,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,108	$651
Cash paid for income taxes	$2,285	$1,288

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

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of IES, its wholly-owned subsidiaries, and entities that we control due to ownership of a majority of voting interest, and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

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

Tax Rate

For the nine months ended June 30, 2017, our effective tax rate differed from the statutory tax rate directly resulting from a $3,689 benefit associated with the reversal of a reserve previously established for an uncertain tax position. For the nine months ended June 30, 2016, our effective tax rate differed from the statutory tax rate directly resulting from benefits of $5,002 related to the release of a valuation allowance in connection with the acquisition of deferred tax liabilities of Technibus, Inc. (“Technibus”), Shanahan Mechanical and Electrical, Inc. (“Shanahan”), and Calumet Armature & Electric, LLC (“Calumet”).

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

We recognize revenue on project contracts using the percentage of completion method. Project contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. During the three and nine months ended June 30, 2017, we recorded expense of $2,476 and $3,685, respectively, related to changes in estimates on two jobs in our Commercial & Industrial segment. The change in estimate relates to labor cost overruns primarily caused by the customer’s schedule acceleration. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in project contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience, the retention balance at each balance sheet date will generally be collected within the subsequent fiscal year.

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

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard also requires expanded disclosures surrounding revenue recognition. The effective date will be the first quarter of our fiscal year ended September 30, 2019. The standard allows for either full retrospective or modified retrospective adoption, and we currently plan to use the modified retrospective basis on the adoption date. We are continuing to evaluate the impact of the adoption of this standard on our consolidated financial statements. In particular, we continue to analyze areas including contract termination provisions, customer furnished materials, and accounting for change orders. However, we expect that we will continue to recognize revenues for most of our fixed-price contracts over time, as services are performed. We are also continuing to assess the necessary changes in processes and controls to meet the disclosure requirements of the new standard.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, to standardize the classification of restricted cash and cash equivalents transactions on the statement of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. We expect we will adopt this guidance at September 30, 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations. This standard clarifies the definition of a business to assist entities with evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017. The prospective transition method will be required for this new guidance.

Also in January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other. This update is intended to simplify the subsequent measurement of goodwill by eliminating the second step in the current two-step goodwill impairment test. This update is effective for public entities for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The prospective transition method will be required for this new guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation, to reduce the diversity in practice and the cost and complexity when changing the terms or conditions of a share-based payment award. This update is effective for interim and annual financial reporting periods beginning after December 15, 2017, although early adoption is permitted. The prospective transition method will be required for this new guidance.

We do not expect ASUs 2016-18, 2017-01, 2017-04 or 2017-09 to have a material effect on our consolidated financial statements.

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

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

We elected to early adopt ASU 2016-09 in the quarter ended December 31, 2016, which required us to reflect any adjustments as of October 1, 2016. We elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized, resulting in a cumulative effect adjustment of $58 to reduce retained earnings for the increase to stock compensation expense. We recorded a cumulative effect adjustment of $362 to increase retained earnings to recognize a deferred tax asset related to tax benefits which were not previously recognized, as the tax deduction related to stock compensation expense resulted in an increase to a net operating loss rather than a reduction to income tax payable. Amendments to the accounting for minimum statutory withholding tax requirements had no impact to retained earnings as of October 1, 2016.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to standardize the classification of certain transactions on the statement of cash flows. These transactions include contingent consideration payments made after a business combination. We implemented the standard for the quarter ended March 31, 2017. The adoption had no impact on our statement of cash flows.

2. CONTROLLING SHAREHOLDER

At June 30, 2017, Tontine Capital Partners, L.P. together with its affiliates (collectively, “Tontine”) was the Company’s controlling shareholder, owning approximately 58% of the Company’s outstanding common stock according to a Schedule 13D/A filed with the SEC by Tontine on October 5, 2016. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

3. DEBT

At June 30, 2017 and September 30, 2016, our long-term debt of $29,407 and $29,257, respectively, primarily relates to amounts drawn on our revolving credit facility. Our weighted-average annual interest rate on these borrowings was 3.04% at June 30, 2017, and 2.76% at September 30, 2016. At June 30, 2017, we also had $6,493 in outstanding letters of credit and total availability of $43,821 under this facility without violating our financial covenants.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

On April 10, 2017, we entered into an amendment and restatement to our revolving credit facility (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, our maximum revolver amount increased from $70,000 to $100,000, and the maturity date of the revolving credit facility was extended from August 9, 2019 to August 9, 2021. The Amended Credit Agreement also modified our financial covenants by, among other items: implementing a new covenant that requires the Company to maintain a minimum EBITDA (as defined in the Amended Credit Agreement) that will be tested quarterly on a trailing twelve month basis; increasing the minimum liquidity requirement applicable to the Company from 12.5% to 30% of the maximum revolver amount; raising the Company’s required fixed charge coverage ratio (the “FCCR”) to 1.1:1.0 from 1.0:1.0; and requiring that the FCCR be tested quarterly regardless of the Company’s liquidity levels.

The amendment and restatement did not include any changes to interest rates and continues to contain other customary affirmative, negative and financial covenants as well as events of default.

On July 14, 2017, and August 2, 2017, we entered into amendments to the Amended Credit Agreement that, respectively, permitted certain transactions related to our acquisition of NEXT Electric, LLC (“NEXT”) and modified our minimum EBITDA requirement under the facility, among other things. See Note 14 – Subsequent Events for further discussion of these amendments. The Company was in compliance with all covenants under the Amended Credit Agreement at June 30, 2017.

At June 30, 2017, the carrying value of amounts outstanding under the Amended Credit Agreement approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a level 2 measurement.

4. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Numerator:
Net income attributable to common shareholders of IES Holdings, Inc.	$5,824	$10,747
Net income attributable to restricted shareholders of IES Holdings, Inc.	44	58

Net income attributable to IES Holdings, Inc.	$5,868	$10,805

Denominator:
Weighted average common shares outstanding — basic	21,300,716	21,297,898
Effect of dilutive stock options and non-vested restricted stock	255,402	158,736

Weighted average common and common equivalent shares outstanding — diluted	21,556,118	21,456,634

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.27	$0.50
Diluted	$0.27	$0.50

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Numerator:
Net income attributable to common shareholders of IES Holdings, Inc.	$10,195	$18,641
Net income attributable to restricted shareholders of IES Holdings, Inc.	81	157

Net income attributable to IES Holdings, Inc.	$10,276	$18,798

Denominator:
Weighted average common shares outstanding — basic	21,295,254	21,280,469
Effect of dilutive stock options and non-vested restricted stock	255,550	131,874

Weighted average common and common equivalent shares outstanding — diluted	21,550,804	21,412,343

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.48	$0.88
Diluted	$0.48	$0.87

For the three and nine months ended June 30, 2017 and 2016, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three and nine months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30, 2017
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$57,081	$70,162	$58,778	$22,302	$—	$208,323
Cost of services	46,958	54,307	54,174	17,486	—	172,925

Gross profit	10,123	15,855	4,604	4,816	—	35,398
Selling, general and administrative	6,252	11,003	4,849	4,958	3,709	30,771
Contingent consideration	—	—	—	(33)	—	(33)
(Gain) loss on sale of assets	—	37	(4)	(88)	—	(55)

Income (loss) from operations	$3,871	$4,815	$(241)	$(21)	$(3,709)	$4,715

Other data:
Depreciation and amortization expense	$187	$135	$329	$1,785	$70	$2,506
Capital expenditures	$328	$170	$283	$124	$—	$905
Total assets	$70,427	$51,995	$66,190	$103,323	$125,222	$417,157

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

	Three Months Ended June 30, 2016
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$48,702	$56,867	$59,512	$14,518	$—	$179,599
Cost of services	40,487	43,388	51,882	9,845	—	145,602

Gross profit	8,215	13,479	7,630	4,673	—	33,997
Selling, general and administrative	5,185	9,237	4,771	3,248	3,275	25,716
Contingent Consideration	—	—	—	66	—	66
Loss on sale of assets	—	—	(17)	51	—	34

Income (loss) from operations	$3,030	$4,242	$2,876	$1,308	$(3,275)	$8,181

Other data:
Depreciation and amortization expense	$153	$122	$410	$897	$74	$1,656
Capital expenditures	$122	$393	$377	$109	$71	$1,072
Total assets	$53,711	$40,008	$58,559	$92,559	$32,686	$277,523

	Nine Months Ended June 30, 2017
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$172,058	$204,527	$168,006	$59,572	$—	$604,163
Cost of services	144,668	157,370	154,628	45,103	—	501,769

Gross profit	27,390	47,157	13,378	14,469	—	102,394
Selling, general and administrative	18,086	32,488	14,434	13,280	10,797	89,085
Contingent consideration	—	—	—	50	—	50
Gain on sale of assets	(1)	34	(11)	(90)	—	(68)

Income (loss) from operations	$9,305	$14,635	$(1,045)	$1,229	$(10,797)	$13,327

Other data:
Depreciation and amortization expense	$532	$436	$983	$4,730	$203	$6,884
Capital expenditures	$1,888	$517	$927	$261	$203	$3,796
Total assets	$70,427	$51,995	$66,190	$103,323	$125,222	$417,157

	Nine Months Ended June 30, 2016
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$128,813	$162,381	$158,923	$40,230	$—	$490,347
Cost of services	105,855	124,459	141,237	29,354	—	400,905

Gross profit	22,958	37,922	17,686	10,876	—	89,442
Selling, general and administrative	14,877	26,856	13,014	9,062	8,685	72,494
Contingent Consideration	—	—	—	332	—	332
Loss on sale of assets	—	—	(17)	828	—	811

Income (loss) from operations	$8,081	$11,066	$4,689	$654	$(8,685)	$15,805

Other data:
Depreciation and amortization expense	$410	$364	$845	$1,674	$210	$3,503
Capital expenditures	$685	$537	$563	$300	$71	$2,156
Total assets	$53,711	$40,008	$58,559	$92,559	$32,686	$277,523

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

6. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, which was amended and restated effective February 9, 2016, (as amended and restated, the “2006 Equity Incentive Plan”) provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the 2006 Equity Incentive Plan, of which approximately 1,055,391 shares were available for issuance at June 30, 2017.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 51,673 shares of our common stock during the three and nine months ended June 30, 2017, in open market transactions at an average price of $15.68 per share.

Treasury Stock

During the nine months ended June 30, 2017, we repurchased 4,575 shares of common stock from our employees to satisfy their minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan and 51,673 shares of common stock on the open market pursuant to the repurchase program. During the nine months ended June 30, 2017, we issued 1,545 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation, and 32,250 unrestricted shares of common stock to satisfy the exercise of outstanding options for employees and directors.

During the nine months ended June 30, 2016, we repurchased 6,084 shares of common stock from our employees to satisfy their minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, 46,929 shares of common stock on the open market pursuant to our share repurchase program, and 7,500 shares of common stock were forfeited by former employees and returned to treasury stock. The Company had 6,859 shares returned to treasury stock during the same period related to the satisfaction of an obligation in connection with a reconciliation of our shares of common stock offered in exchange for shares of MISCOR Group, Ltd. during our 2013 acquisition of that company. During the nine months ended June 30, 2016, we issued 4,714 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation, and 27,500 unrestricted shares to satisfy the exercise of outstanding options for employees and directors.

Restricted Stock

During the three months ended June 30, 2017 and 2016, we recognized $133 and $130, respectively, in compensation expense related to our restricted stock awards. During the nine months ended June 30, 2017 and 2016, we recognized $406 and $392, respectively, in compensation expense related to our restricted stock awards. At June 30, 2017, the unamortized compensation cost related to outstanding unvested restricted stock was $408.

Performance Cash Units

Performance based phantom cash units (“PPCUs”) are a contractual right to cash payment of $20 dollars per PPCU. At June 30, 2017, the Company had outstanding an aggregate of 30,000 PPCUs, which will generally become vested, if at all, upon achievement of certain specified performance objectives and continued performance of services through mid-December 2018, each of which as of June 30, 2017 are deemed probable. During the three months ended June 30, 2017, and 2016, we recognized compensation expense of $59 and zero, respectively, related to these units. During the nine months ended June 30, 2017, and 2016, we recognized compensation expense of $252 and zero, respectively, related to these units.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the three months ended June 30, 2017 and 2016, we recognized $41 and $34, respectively, in compensation expense related to these grants. During the nine months ended June 30, 2017 and 2016, we recognized $125 and $102, respectively, in compensation expense related to these grants.

Performance Based Phantom Stock Units

A performance based phantom stock unit (a “PPSU”) is a contractual right to receive one share of the Company’s common stock. The PPSUs will generally become vested, if at all, upon the achievement of certain specified performance objectives and continued performance of services through mid-December 2018, each of which as of June 30, 2017 are deemed probable. At June 30, 2017, the Company has outstanding an aggregate of 408,000 three-year PPSUs. The vesting of these awards is subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels. During the three months ended June 30, 2017 and 2016, we recognized compensation expense of $225 and $22, respectively, related to these grants. For the nine months ended June 30, 2017 and 2016, we recognized compensation expense of $753 and $65, respectively, related to these grants.

Stock Options

During the three months ended June 30, 2017 and 2016, we recognized compensation expense of zero and $17, respectively, related to our stock option awards. During the nine months ended June 30, 2017 and 2016, we recognized compensation expense of $23 and $50, respectively, related to our stock option awards. At June 30, 2017, the unamortized compensation cost related to outstanding unvested stock options was zero.

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

Investment in EnerTech

During the nine months ended June 30, 2017, we collected a distribution of $361, reducing our carrying value. The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Carrying value	$558	$919
Unrealized gains	171	159

Fair value	$729	$1,078

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. There was no impairment as of June 30, 2017 or September 30, 2016.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plans. During the three months ended June 30, 2017 and 2016, we recognized $312 and $247, respectively, in matching expense. During the nine months ended June 30, 2017 and 2016, we recognized $771 and $525, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $815 recorded as of June 30, 2017, and $875 as of September 30, 2016, related to such plans.

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

At June 30, 2017, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to our acquisitions of Calumet in October 2015, Freeman Enclosure Systems, LLC and its affiliate Strategic Edge LLC (together, “Freeman”) in March 2017, and Technical Services II, LLC (“Technical Services”) in June 2017.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	June 30, 2017
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$649	$649	$—
Executive savings plan liabilities	(537)	(537)	—
Contingent consideration	(1,347)	—	(1,347)

Total	$(1,235)	$112	$(1,347)

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

In fiscal years 2016 and 2017, we entered into contingent consideration arrangements related to certain acquisitions. Please see Note 13 – Business Combinations for further discussion. At June 30, 2017, we estimated the fair value of these contingent consideration liabilities at $1,347. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair Value at September 30, 2016	$1,100
Issuances	732
Settlements	(535)
Net Adjustments to Fair Value	50

Fair Value at June 30, 2017	$1,347

10. INVENTORY

Inventories consist of the following components:

	June 30, 2017	September 30, 2016
Raw materials	$3,354	$2,538
Work in process	5,031	4,158
Finished goods	1,590	1,558
Parts and supplies	9,011	4,982

Total inventories	$18,986	$13,236

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a progression of goodwill by segment for the nine months ended June 30, 2017:

	Residential	Commercial & Industrial	Infrastructure Solutions	Total
Goodwill at September 30, 2016	$8,631	$3,806	$27,499	$39,936
Acquisitions (See Note 13)	—	1,640	3,820	5,460
Divestitures	—	—	(51)	(51)
Adjustments	—	(41)	(271)	(312)

Goodwill at June 30, 2017	$8,631	$5,405	$30,997	$45,033

The adjustment to goodwill in the nine months ended June 30, 2017, relates primarily to finalizing the deferred tax balances acquired in connection with our acquisitions of Technibus and STR. Please see Note 13 – Business Combinations for further discussion.

Intangible Assets

Intangible assets consist of the following:

		June 30, 2017
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$4,374	$350	$4,024
Technical library	20	400	76	324
Customer relationships	6-15	30,284	4,015	26,269
Developed technology	4	400	400	—
Backlog	1	2,151	1,614	537
Construction contracts	1	2,191	1,845	346

Total		$39,800	$8,300	$31,500

		September 30, 2016
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$3,845	$139	$3,706
Technical library	20	400	61	339
Customer relationships	6-15	27,414	2,003	25,411
Developed technology	4	400	358	42
Backlog	1	1,621	545	1,076
Construction contracts	1	2,191	1,042	1,149

Total		$35,871	$4,148	$31,723

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

Based on the settlement reached in the 2005 arbitration, we moved for, and the District Court granted us, summary judgment, dismissing all of Capstone’s claims in the 2013 lawsuit. Capstone appealed, and in April, 2016, the 10th Court of Appeals, Waco, Texas Division, reversed the ruling with respect to the indemnity claims and remanded the case back to the District Court. The Texas Supreme Court subsequently denied our petition to review this decision and our motion for rehearing. As a result, we filed a new motion for summary judgment at the District Court level in April 2017. The court denied the motion, and we were consolidated back into the main case. The Company attended mediation on June 23, 2017. Settlement was not reached, and the Company did not commit to any offer at mediation. The Company will defend the claims and expects ultimately to prevail on the merits, but there can be no assurance that the Company will prevail or that it will not incur costs and liability for indemnity in connection with resolution of the claims. To date, the Company has not established a reserve with respect to this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not reasonably estimable.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2017 and September 30, 2016, we had $5,870 and $5,464, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of June 30, 2017 and September 30, 2016, we had $208 and $235, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2017 and September 30, 2016, $6,035 and $6,126, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of June 30, 2017, the estimated cost to complete our bonded projects was approximately $44,008. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At June 30, 2017 and September 30, 2016, $458 and $818, respectively, of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2017, we had no such purchase orders.

13. BUSINESS COMBINATIONS

2017

The Company completed two acquisitions in the nine months ended June 30, 2017:

•	Freeman Enclosure Systems, LLC – We acquired 100% of the membership interests and associated real estate of Freeman and its affiliate Strategic Edge LLC on March 16, 2017. Strategic Edge LLC was subsequently merged into Freeman, with Freeman as the surviving entity. Freeman is included in our Infrastructure Solutions segment. Freeman’s ability to manufacture custom generator enclosures has expanded our solutions offering.

•	Technical Services II, LLC – STR, our 80% owned subsidiary which is consolidated, acquired all of the membership interests of Technical Services, a Chesapeake, Virginia-based provider of mechanical maintenance services, including commercial heating, ventilation and air conditioning, food service equipment, electrical and plumbing services, on June 15, 2017. Technical Services will operate as a subsidiary of STR within the Company’s Commercial & Industrial segment. The acquisition of Technical Services has expanded our geographic reach and diversified our customer base for mechanical maintenance services.

The total aggregate consideration of $15,871 for these two acquisitions includes aggregate cash consideration of $15,139 and $732 of contingent consideration. Of the cash consideration paid upon closing, $14,739 was paid on the dates of closing and the remaining $400 is payable within 18 months of the transaction date, after deducting certain seller liabilities. The fair value of the contingent consideration liability was estimated at $732 at June 30, 2017, and is included in other non-current liabilities on our condensed consolidated balance sheets.

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

Current assets	$6,059
Property and equipment	7,980
Intangible assets (primarily customer relationships)	3,929
Goodwill	5,460

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Current liabilities	(6,147)
Long term liabilities	(249)
Deferred tax liability	(1,161)

Net assets acquired	$15,871

The $5,460 of goodwill acquired in the nine months ended June 30, 2017, is attributable to the workforces of the acquired businesses and other intangibles that do not qualify for separate recognition. Of this goodwill, $1,640 is tax deductible.

These two acquisitions contributed $5,649 in additional revenue and $104 in operating loss during the three months ended June 30, 2017. These two acquisitions contributed $7,047 in additional revenue and $150 in operating loss during the nine months ended June 30, 2017.

2016

The Company completed four acquisitions in the fiscal year ended September 30, 2016 for total aggregate consideration of $59,592. See Note 18 – Business Combinations and Divestitures in our Form 10-K for the year ended September 30, 2016 for further information:

•	Technibus, Inc., a Canton, Ohio based provider of custom engineered, metal enclosed bus duct solutions, on June 15, 2016. Technibus is included in our Infrastructure Solutions segment.

•	STR Mechanical, LLC – We acquired 80% of the membership interests in STR, a Charlotte, North Carolina-based provider of commercial and industrial mechanical services, on April 27, 2016. STR is included in our Commercial & Industrial segment.

•	Shanahan Mechanical and Electrical, Inc., a Nebraska-based provider of mechanical and electrical contracting services, on November 20, 2015. Shanahan is included in our Commercial & Industrial segment.

•	Calumet Armature & Electric, LLC, an Illinois-based provider of design, manufacturing, assembly, and repair services of electric motors for the industrial and mass transit markets, on October 30, 2015. Calumet is included in our Infrastructure Solutions segment.

The total purchase consideration for the Calumet acquisition included contingent consideration payments based on the acquired company’s earnings, as defined in the purchase and sale agreement, through October 31, 2018. The fair value of the contingent consideration liability was estimated at $614 and $1,100 at June 30, 2017 and September 30, 2016, respectively. We made the first payment of $535 during the nine months ended June 30, 2017. The remaining contingent consideration will be payable if earned, during fiscal years 2018 and 2019, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

The Company accounted for these four transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations related to Calumet and Shanahan were finalized as of December 31, 2016. The valuations of STR and Technibus were finalized as of June 30, 2017.

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

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Unaudited Pro Forma Information

The supplemental pro forma results of operations, calculated as if each acquisition occurred as of October 1 of the fiscal year prior to consummation, for the three and nine months ended June 30, 2017 and 2016, are as follows:

	Unaudited
	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016
Revenues	$208,563	$230,315
Net Income	$5,838	$98,610

	Unaudited
	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016
Revenues	$626,235	$549,683
Net Income	$10,759	$107,752

14. SUBSEQUENT EVENTS

Acquisition of NEXT Electric

On July 14, 2017, the Company acquired 80% of the membership interests of NEXT, a Milwaukee, Wisconsin-based electrical contractor specializing in the design, installation and maintenance of electrical systems for commercial, industrial, healthcare, water treatment and education end markets. NEXT will operate within the Company’s Commercial & Industrial segment.

Wind –Down of Commercial & Industrial branches

In July 2017, we made the decision to wind-down operations at two branches of our Commercial & Industrial segment. This decision is the result of underperformance at these two locations in recent years. We do not expect to incur significant costs related to the termination of leases, employee severance or other arrangements.

Credit facility amendment

On July 14, 2017, we entered into an amendment and joinder to our Amended Credit Agreement permitting certain transactions related to our acquisition of NEXT. On August 2, 2017, we entered into an amendment to our Amended Credit Agreement, which modifies the definition of EBITDA used in calculating our financial covenants to exclude the results from the Denver and Roanoke branches, up to a maximum exclusion of $5 million for a given measurement period. The amendment also reduces the minimum EBITDA requirement for the quarters ended December 31, 2017 and March 31, 2018 from $32,500 to $30,000 and $35,000 to $32,500, respectively. Minimum EBITDA requirements for all other quarters are unchanged.

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

Recent Events

Over the past two quarters, we completed a detailed review of the operations of our Commercial & Industrial segment, and in July 2017 made the decision to wind-down operations at our Denver, Colorado and Roanoke, Virginia branches of our Commercial & Industrial segment. These branches have consistently underperformed over the last several years and have ranked at the bottom of our group of branches based on key operational and financial metrics. While these branches did experience revenue growth for fiscal 2017 as compared with 2016, these two branches did not perform efficiently on the larger projects undertaken in 2017. In particular, these two branches were responsible for four particular projects that underperformed in the quarter ended March 31, 2017, which continued to impact our margins through the quarter ended June 30, 2017. Revenue in backlog at these two branches at June 30, 2017 and 2016 was $16.5 million and $31.5 million, respectively, reflecting our decision not to book additional work at these branches. Backlog related to the four underperforming jobs discussed above was $1.9 million at June 30, 2017, as these jobs are approaching completion. Based on their historical performance, as well as outlook for the future, we determined these two branches no longer meet the criteria to remain in our portfolio of businesses. We do not expect to incur significant costs related to the termination of leases, employee severance or other arrangements related to the wind-down of these two branches.

The following table presents selected historical financial results of the Denver and Roanoke wind-down branches:

	Three Months Ended December 31, 2015	Three Months Ended March 31, 2016		Three Months Ended June 30, 2016	Three Months Ended September 30, 2016
Revenues	$5,956	$4,714		$7,574	$8,941
Cost of Service	5,741	5,204		6,886	8,471
Selling, general and administrative expenses	703	824		748	582

Loss from continuing operations	$(488)	$(1,314	)(1)	$(60)	$(112)

(1)	Includes a $0.5 million charge upon settlement of a dispute related to a project completed in a prior year.

	Three Months Ended December 31, 2016	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017
Revenues	$10,398	$9,403	$7,575
Cost of Service	10,149	11,936	9,548
Selling, general and administrative expenses	648	815	635

Loss from continuing operations	$(399)	$(3,348)	$(2,608)

Although we are winding down operations at these branches, the Commercial & Industrial segment remains an important part of our strategic growth plan, as demonstrated by the addition of two new acquisitions in this segment during fiscal 2017. These include the acquisition in July 2017 of an 80% interest in NEXT Electric, LLC (“NEXT”), a Milwaukee, Wisconsin-based electrical contractor specializing in the design, installation and maintenance of electrical systems for commercial, industrial, healthcare, water treatment and education end markets, and the acquisition in June 2017 of Technical Services II, LLC (“Technical Services”), a Chesapeake, Virginia-based provider of mechanical maintenance services, including commercial heating, ventilation and air conditioning, food service equipment, electrical and plumbing services. See Note 13 – Business Combinations and Note 14 – Subsequent Events in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Commercial & Industrial and Infrastructure Solutions. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Three Months Ended June 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$208,323	100.0%	$179,599	100.0%
Cost of services	172,925	83.0%	145,602	81.1%

Gross profit	35,398	17.0%	33,997	18.9%
Selling, general and administrative expenses	30,771	14.8%	25,716	14.3%
Contingent consideration	(33)	0.0%	66	0.0%
Loss (gain) on sale of assets	(55)	0.0%	34	0.0%

Net income from operations	4,715	2.2%	8,181	4.6%

Interest and other (income) expense, net	361	0.1%	282	0.2%

Income from operations before income taxes	4,354	2.1%	7,899	4.4%
Benefit for income taxes	(1,519)	(0.7)%	(2,937)	(1.6)%

Net income	5,873	2.8%	10,836	6.0%

Net income attributable to noncontrolling interest	(5)	0.0%	(31)	0.0%

Comprehensive income attributable to IES Holdings, Inc.	$5,868	2.8%	$10,805	6.0%

Consolidated revenues for the three months ended June 30, 2017, were $28.7 million higher than for the three months ended June 30, 2016, an increase of 16.0%, with increases at three of our four operating segments, with a slight decrease of our Commercial & Industrial segment. Our six businesses acquired in fiscal 2016 and 2017 through June 30, 2017, contributed $15.7 million of the increase for the three months ended June 30, 2017.

Consolidated gross profit for the three months ended June 30, 2017, increased $1.4 million compared with the three months ended June 30, 2016. Our overall gross profit percentage decreased to 17.0% during the three months ended June 30, 2017, as compared to 18.9% during the three months ended June 30, 2016. Gross profit as a percentage of revenue increased at our Communications segment, but decreased at each of our other segments. Our six businesses acquired in fiscal 2016 and 2017 through June 30, 2017, contributed $2.1 million of the increase in consolidated gross profit.

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

During the three months ended June 30, 2017, our selling, general and administrative expenses were $30.8 million, an increase of $5.1 million, or 19.7%, over the three months ended June 30, 2016. Selling, general and administrative expense as a percent of revenue increased from 14.3% for the three months ended June 30, 2016, to 14.8% for the three months ended June 30, 2017. This increase was primarily attributable to expense incurred at businesses acquired during fiscal 2016 and 2017 through June 30, 2017, which contributed $3.2 million of the increase for the three months ended June 30, 2017. We also incurred additional expense as a result of increased activity levels across our business, as increased volume levels required additional personnel to support our growth.

	Nine Months Ended June 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$604,163	100.0%	$490,347	100.0%
Cost of services	501,769	83.1%	400,905	81.8%

Gross profit	102,394	16.9%	89,442	18.2%
Selling, general and administrative expenses	89,085	14.7%	72,494	14.8%
Contingent consideration	50	0.0%	332	0.1%
Loss (gain) on sale of assets	(68)	0.0%	811	0.2%

Net income from operations	13,327	2.2%	15,805	3.1%

Interest and other (income) expense, net	1,187	0.2%	846	0.2%

Income from operations before income taxes	12,140	2.0%	14,959	2.9%
Provision (benefit) for income taxes	1,792	0.3%	(3,870)	(0.8)%

Net income	10,348	1.7%	18,829	3.7%

Net income attributable to noncontrolling interest	(72)	0.0%	(31)	0.0%

Comprehensive income attributable to IES Holdings, Inc.	$10,276	1.7%	$18,798	3.7%

Consolidated revenues for the nine months ended June 30, 2017 were $113.8 million higher than for the nine months ended June 30, 2016, an increase of 23.2%, with increases at each of our operating segments. Our six businesses acquired in fiscal 2016 and 2017 through June 30, 2017, contributed $32.8 million of the revenue increase for the nine months ended June 30, 2017.

Our overall gross profit percentage decreased to 16.9% during the nine months ended June 30, 2017 as compared to 18.2% during the nine months ended June 30, 2016. Total gross profit increased at all of our segments with the exception of Commercial & Industrial. Gross profit as a percentage of revenue decreased at all of our segments. Our six businesses acquired in fiscal 2016 and 2017 through June 30, 2017, contributed $5.7 million of the increase in consolidated gross profit.

During the nine months ended June 30, 2017, our selling, general and administrative expenses were $89.1 million, an increase of $16.6 million, or 22.9%, over the nine months ended June 30, 2016. This increase was primarily attributable to increased activity levels across our business, as increased volume levels required additional personnel to support our growth. Additionally, we recorded higher incentive compensation for division and branch management at our Communications and Residential segments, where profitability increased. General and administrative expense as a percent of revenue remained flat year over year. Selling, general and administrative expense incurred at our six businesses acquired in fiscal 2016 and 2017 through June 30, 2017, contributed $5.9 million of the increase for the nine months ended June 30, 2017.

Communications

	Three Months Ended June 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$57,081	100.0%	$48,702	100.0%
Gross profit	10,123	17.7%	8,215	16.9%
Selling, general and administrative expenses	6,252	11.0%	5,185	10.6%

Revenue. Our Communications segment’s revenues increased by $8.4 million during the three months ended June 30, 2017, a 17.2% increase compared to the three months ended June 30, 2016. The increase is the result of both the expansion of our customer base and additional work with existing customers. We continue to expand our business in areas such as retail distribution centers, audio visual and security, and wireless access. Revenues from data center work increased by $1.2 million, and revenues from manufacturing and retail distribution centers increased by $4.1 million for the three months ended June 30, 2017, as compared with the same period in 2016. We also experienced strong growth in our audio visual and security business, with revenues increasing $3.0 million for the three months ended June 30, 2017, compared with the three months ended June 30, 2016.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2017 increased by $1.9 million compared to the three months ended June 30, 2016. Gross profit as a percentage of revenue increased 0.8% to 17.7% for the three months ended June 30, 2017. The increase is driven, in part, by efficiencies on certain projects during the quarter ended June 30, 2017.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $1.1 million, or 20.6%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased 0.4% to 11.0% of segment revenue during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase is a result of higher personnel cost, particularly related to additional personnel in sales and estimating in support of our growing business, as well as higher incentive compensation expense in connection with improved profitability.

	Nine Months Ended June 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$172,058	100.0%	$128,813	100.0%
Gross profit	27,390	15.9%	22,958	17.8%
Selling, general and administrative expenses	18,086	10.5%	14,877	11.5%

Revenue. Our Communications segment revenues increased by $43.2 million during the nine months ended June 30, 2017, a 33.6% increase compared to the nine months ended June 30, 2016. The increase is the result of both the expansion of our customer base and additional work with existing customers. Revenues from data center work increased by $16.7 million for the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016, and revenues from manufacturing and retail distribution centers increased by $9.5 million for the nine months ended June 30, 2017, as compared with the same period in 2016. Additionally, we continue to expand our business in areas such as audio visual and security, which provided additional revenue of $5.8 million for the nine months ended June 30, 2017, as compared with the nine months ended June 30, 2016. We also experienced strong growth in our core structured cabling business, with revenues increasing $5.5 million for the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2017, increased $4.4 million, or 19.3%, as compared to the nine months ended June 30, 2016. Gross profit as a percentage of revenue decreased 1.9% to 15.9% for the nine months ended June 30, 2017. The decline is driven, in part, by inefficiencies on certain projects during the nine months ended June 30, 2017. Additionally, margins have been affected by an increase in the volume of cost-plus work performed in the nine months ended June 30, 2017. This work is generally lower risk, and is typically performed at lower margins than the fixed price arrangements which comprise the majority of the work we perform. Finally, our lower margins reflect the impact of hiring and training a number of new employees needed to support the rapid growth of the business.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $3.2 million, or 21.6%, during the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, as a result of higher personnel cost, including increased incentive compensation associated with higher earnings. Additionally, we have continued to invest in the necessary infrastructure to support the growing volume of business. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased by 1.0% to 10.5% of segment revenue during the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, as we benefitted from the increased scale of our operations.

Residential

	Three Months Ended June 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$70,162	100.0%	$56,867	100.0%
Gross profit	15,855	22.6%	13,479	23.7%
Selling, general and administrative expenses	11,003	15.7%	9,237	16.2%

Revenue. Our Residential segment’s revenues increased by $13.3 million during the three months ended June 30, 2017, an increase of 23.4% as compared to the three months ended June 30, 2016. The increase is driven by our multi-family business, where revenues increased by $9.1 million for the three months ended June 30, 2017, compared with the three months ended June 30, 2016. We entered the year with a historically high level of backlog, which is now resulting in increased revenues. Single-family construction revenues increased by $4.7 million, primarily driven by our Texas operations. Service revenues decreased by $0.5 million, and solar remained flat, during the three months ended June 30, 2017, as compared with the same period in 2016.

Gross Profit. During the three months ended June 30, 2017, our Residential segment experienced a $2.4 million, or 17.6%, increase in gross profit as compared to the three months ended June 30, 2016. The increase in gross profit was driven primarily by the increase in revenue. Gross margin as a percentage of revenue decreased 1.1% to 22.6% during the quarter ended June 30, 2017, as compared with the quarter ended June 30, 2016. For the three months ended June 30, 2017, multi-family projects, which generally have a lower gross margin than single-family projects, were a higher proportion of our total volume.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.8 million, or 19.1%, increase in selling, general and administrative expenses during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily as a result of higher variable compensation and a $1.3 million increase in incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 15.7% of segment revenue during the three months ended June 30, 2017, compared to 16.2% in the three months ended June 30, 2016, as we benefitted from the increased scale of our operations.

	Nine Months Ended June 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$204,527	100.0%	$162,381	100.0%
Gross profit	47,157	23.1%	37,922	23.4%
Selling, general and administrative expenses	32,488	15.9%	26,856	16.5%

Revenue. Our Residential segment revenues increased by $42.1 million during the nine months ended June 30, 2017, an increase of 26.0% as compared to the nine months ended June 30, 2016. The increase is driven by our multi-family business, where revenues increased by $30.3 million for the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016. We entered the year with a historically high level of backlog, which is now resulting in increased revenues. Single-family construction revenues increased by $14.5 million, primarily driven by our Texas operations. Revenue from solar installations decreased by $1.8 million, and service revenues decreased by $0.8 million for nine months ended June 30, 2017, as compared with the same period in 2016.

Gross Profit. During the nine months ended June 30, 2017, our Residential segment experienced a $9.2 million, or 24.4%, increase in gross profit as compared to the nine months ended June 30, 2016. Gross profit increased primarily due to a higher volume of work. Gross margin as a percentage of revenue decreased by 0.3% to 23.1% during the nine months ended June 30, 2017, as compared with the nine months ended June 30, 2016. For the nine months ended June 30, 2017, multi-family projects, which generally have a lower gross margin than single-family projects, were a higher proportion of our total volume.

Selling, General and Administrative Expenses. Our Residential segment experienced a $5.6 million, or 21.0%, increase in selling, general and administrative expenses during the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, driven by increased compensation expense, primarily as a result of an increase of $4.0 million in variable compensation and incentive costs associated with increased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased by 0.6% to 15.9% of segment revenue during the nine months ended June 30, 2017, as we benefitted from the increased scale of our operations.

Commercial & Industrial

	Three Months Ended June 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$58,778	100.0%	$59,512	100.0%
Gross profit	4,604	7.8%	7,630	12.8%
Selling, general and administrative expenses	4,849	8.2%	4,771	8.0%

Revenue. Revenues in our Commercial & Industrial segment decreased $0.7, or 1.2%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease was driven by a lower volume of large, industrial projects in the Southeast market. This decrease was largely offset by revenue from our fiscal 2016 and 2017 acquisitions through June 30, 2017, which contributed an additional $6.7 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2017, decreased by $3.0 million, or 39.7%, as compared to the three months ended June 30, 2016. Of this decrease, $2.7 million relates to our Denver and Roanoke branches, which are in the process of winding down operations, as discussed herein. The decrease in margin at these branches is driven by labor cost overruns on four of our projects in connection with the acceleration of schedules by our customers, as well as high rates of employee turnover. These jobs are largely complete as of June 30, 2017, but they will continue to have some impact on our margin percentages through project completion in the fourth quarter of fiscal 2017. The decrease in revenue as discussed above also contributed to the decrease in gross profit in this segment for the three months ended June 30, 2017 as compared with the three months ended June 30, 2016. These decreases were partly offset by the impact of our fiscal 2016 and 2017 acquisitions through June 30, 2017, which contributed an additional $1.4 million of gross profit during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. These newly acquired businesses continue to perform well, generally at higher gross margins than our existing business.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2017, increased $0.1 million, or 1.6%, compared to the three months ended June 30, 2016. Selling, general and administrative expenses as a percentage of revenues increased 0.2% to 8.2% during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Our fiscal 2016 and 2017 acquisitions through June 30, 2017, increased expense by $1.4 million; however, this increase was offset by lower incentive compensation expense in connection with reduced profitability.

	Nine Months Ended June 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$168,006	100.0%	$158,923	100.0%
Gross profit	13,378	8.0%	17,686	11.1%
Selling, general and administrative expenses	14,434	8.6%	13,014	8.2%

Revenue. Revenues in our Commercial & Industrial segment increased $9.1 million during the nine months ended June 30, 2017, an increase of 5.7% compared to the nine months ended June 30, 2017. The increase in revenue over this period was driven by our Denver and Nebraska locations for the nine months ended June 30, 2017, as compared with the nine months ended June 30, 2016. Our fiscal 2016 and 2017 acquisitions through June 30, 2017, contributed an additional $9.9 million of revenue during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. These increases in revenue were partly offset by a decrease in the volume of large industrial projects in the Southeast market. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2017, decreased by $4.3 million, or 24.4%, as compared to the nine months ended June 30, 2016. As a percentage of revenue, gross profit decreased from 11.1% for the nine months ended June 30, 2016, to 8.0% for the nine months ended June 30, 2017. Gross profit decreased by $4.7 million at our Denver and Roanoke branches, which are in the process of winding down operations, as discussed above. This decrease was due to the effects of project delays and resulting inefficiencies caused by labor cost overruns on four of our projects in connection with the acceleration of schedules by our customers and high rates of employee turnover. These jobs are largely complete as of June

30, 2017, but they will continue to have some impact on our margin percentages through project completion in the fourth quarter of fiscal 2017. This decrease was partly offset by the impact of our fiscal 2016 and 2017 acquisitions in this segment through June 30, 2017, which contributed an additional $1.3 million of gross profit during the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. These newly acquired businesses continue to perform well, and have generally performed at higher gross margins than our existing business.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2017, increased $1.4 million, or 10.9%, compared to the nine months ended June 30, 2016, and increased 0.4% as a percentage of revenue. The increase was driven by our fiscal 2016 and 2017 acquisitions, where selling, general and administrative expense for the nine months ended June 30, 2017, increased by $1.2 million.

Infrastructure Solutions

	Three Months Ended June 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$22,302	100.0%	$14,518	100.0%
Gross profit	4,816	21.6%	4,673	32.2%
Selling, general and administrative expenses	4,958	22.2%	3,248	22.4%
Contingent consideration	(33)	-0.1%	66	0.5%
Loss on sale of assets	(88)	-0.4%	51	0.4%

Revenue. Revenues in our Infrastructure Solutions segment increased $7.8 million during the three months ended June 30, 2017, an increase of 53.6% compared to the three months ended June 30, 2016. The increase in revenue was driven primarily by additional revenue of $9.0 million contributed by our fiscal 2016 and 2017 acquisitions through June 30, 2017, partly offset by reduced activity at certain of our motor repair facilities.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended June 30, 2017 increased $0.1 million as compared to the three months ended June 30, 2016. Gross profit contributed by our fiscal 2016 and 2017 acquisitions through June 30, 2017, increased by $0.7 for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. However, this increase in margin provided by acquired businesses was offset by a decline in activity levels in our motor repair business. Gross margin as a percentage of revenue declined for the three months ended June 30, 2017 compared with the three months ended June 30, 2016, as higher margin motor repair work decreased, and lower margin bus duct work increased, as a percentage of our overall revenue. Although we expect the margins for motor repair and bus duct work to be more similar in the long term, bus duct margins for the three months ended June 30, 2017 were negatively affected by production inefficiencies driven by the mix of work being performed, as well as $0.2 million of amortization of the backlog intangible asset we recorded in connection with the acquisition of Technibus.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended June 30, 2017 increased $1.7 million compared to the three months ended June 30, 2016. The increase was primarily the result of general and administrative expenses incurred by our acquisitions during fiscal 2016 and 2017 through June 30, 2017.

	Nine Months Ended June 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$59,572	100.0%	$40,230	100.0%
Gross profit	14,469	24.3%	10,876	27.0%
Selling, general and administrative expenses	13,280	22.3%	9,062	22.5%
Contingent consideration	50	0.1%	332	0.8%
Loss (gain) on sale of assets	(90)	-0.2%	828	2.1%

Revenue. Revenues in our Infrastructure Solutions segment increased $19.3 million during the nine months ended June 30, 2017, an increase of 48.1% compared to the nine months ended June 30, 2016. The increase was primarily driven by $23.0 million of additional revenue contributed by our fiscal 2016 and 2017 acquisitions through June 30, 2017. These increases were partly offset by a $1.7 million decrease in revenue from our engine components business. Substantially all of the operating assets of our engine components business were sold in April 2016 to a third party.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the nine months ended June 30, 2017, increased $3.6 million as compared to the nine months ended June 30, 2016. The increase is primarily driven by $4.4 million of additional gross profit contributed by our fiscal 2016 and 2017 acquisitions through June 30, 2017, slightly offset by a decrease in activity levels at our motor repair business. Gross profit for the nine months ended June 30, 2017 included $0.8 million related to the amortization of the backlog intangible asset we recorded in connection with the acquisition of Technibus.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the nine months ended June 30, 2017, increased $4.2 million compared to the nine months ended June 30, 2016. The increase was primarily the result of general and administrative costs incurred by our fiscal 2016 and 2017 acquisitions through June 30, 2017, which increased $4.7 million for the nine months ended June 30, 2017, including a $1.7 million increase in intangible amortization for these acquisitions. These additional costs were slightly offset by reduced expense for our motor repair business and the elimination of $0.3 million of general and administrative costs associated with our engine components business.

Contingent Consideration. Results of operations from Calumet Armature & Electric, LLC (“Calumet”), which we acquired in October 2015, have outperformed forecast measures used in our original valuation of the contingent consideration agreement, which we performed following the acquisition. We recorded additional contingent consideration expense of $50 thousand and $0.3 million during the nine months ended June 30, 2017 and 2016, respectively.

Loss on Sale of Asset. We recognized a loss of $0.8 million in conjunction with the write down to net realizable value of certain assets related to our engine component business during the nine months ended June 30, 2016. The sale of these assets to a third party pursuant to an asset purchase agreement was finalized in April 2016.

Interest and Other Expense, net

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Interest expense	$351	$219
Deferred financing charges	56	80

Total interest expense	407	299
Other (income) expense, net	(46)	(17)

Total interest and other expense, net	$361	$282

Interest Expense for the three months ended June 30, 2017 and 2016

During the three months ended June 30, 2017, we incurred interest expense of $0.4 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.5 million and an average unused line of credit balance of $60.2 million. This compares to interest expense of $0.3 million for the three months ended June 30, 2016, primarily comprised of interest expense from our revolving credit facility and average letter of credit and unused line of credit balances of $6.9 million and $44.0 million, respectively.

	Nine Months Ended June 30,
	2017	2016
	(In thousands)
Interest expense	$1,052	$632
Deferred financing charges	229	263

Total interest expense	1,281	895
Other (income) expense, net	(94)	(49)

Total interest and other expense, net	$1,187	$846

Interest Expense for the nine months ended June 30, 2017 and 2016

During the nine months ended June 30, 2017, we incurred interest expense of $1.3 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.6 million and an average unused line of credit balance of $42.1 million. This compares to interest expense of $0.9 million for the nine months ended June 30, 2016, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.9 million and an average unused line of credit balance of $43.2 million.

PROVISION FOR INCOME TAXES

We reported a benefit from income taxes of $1.5 million for the three months ended June 30, 2017, compared to a benefit of $2.9 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, our income tax expense was offset by a $3.7 million benefit associated with the reversal of a reserve previously established for an uncertain tax position. For the three months ended June 30, 2016, we recorded a benefit of $3.6 million related to the release of a valuation allowance in connection with the acquisition of deferred tax liabilities of Technibus.

We reported a provision for income taxes of $1.8 million for the nine months ended June 30, 2017, compared to a benefit of $3.9 million for the nine months ended June 30, 2016. For the nine months ended June 30, 2017, our income tax expense was partly offset by a $3.7 million benefit associated with the reversal of a reserve previously established for an uncertain tax position. For the nine months ended June 30, 2016, we recorded a benefit of $5.0 million related to the release of a valuation allowance in connection with the acquisition of deferred tax liabilities of Technibus, Shanahan, and Calumet.

Excluding the impact of the benefits described above, tax expense for both the three and nine months ended June 30, 2017, as compared to the three and nine months ended June 30, 2016, is higher due to the release of a valuation allowance during the quarter ended September 30, 2016. As a result of the valuation allowance release during the quarter ended September 30, 2016, tax expense is no longer reduced by a corresponding valuation allowance release. See Note 9 – Income Taxes in the Notes to our Condensed Consolidated Financial Statements set forth in Part II, Item 8 of our Annual Report on Form 10-K for the year ended September 30, 2016, for further discussion of the release of this valuation allowance.

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

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, certain service work is performed under master service agreements on an as-needed basis. Our backlog has decreased from $341 million at September 30, 2016, to $314 million at June 30, 2017. The decrease relates to an increase in work performed on certain Residential multi-family projects which were delayed at September 30, 2016, and the completion of certain large projects at our Communications segment, partly offset by the addition of backlog from our Freeman acquisition.

WORKING CAPITAL

During the nine months ended June 30, 2017, working capital exclusive of cash increased by $9.2 million from September 30, 2016, reflecting a $23.1 million increase in current assets excluding cash and a $13.9 million increase in current liabilities during the period.

During the nine months ended June 30, 2017, our current assets exclusive of cash increased to $199.9 million, as compared to $176.8 million as of September 30, 2016. The increase included $6.0 million of current assets associated with the Freeman and Technical Services acquisitions in fiscal 2017. Accounts receivable and retainage, excluding acquired balances, increased by $8.9 million, primarily driven by increased activity at our Communications segment. The remaining increase was driven by a $3.2 million increase in costs and estimated earnings in excess of billings and a $3.9 million increase in inventory excluding the inventory acquired in business combinations. The increase in costs and estimated earnings in excess of billings is the result of an increase in the amount of work performed at our Communications segment under cost plus arrangements, as well as an increase in work with certain of our national customers. These cost plus arrangements typically take longer to bill than the fixed price arrangements that are more common for the business. Days sales outstanding increased to 62 at June 30, 2017 from 60 at September 30, 2016. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the nine months ended June 30, 2017, our total current liabilities increased by $13.9 million to $146.9 million, compared to $133.1 million as of September 30, 2016. The increase was the result of $6.1 million of accounts payable and accrued liabilities added with the Freeman and Technical Services acquisitions in fiscal 2017, as well as higher levels of activity at our Residential and Communications segments.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2017, the estimated cost to complete our bonded projects was approximately $44.0 million.

Effective on July 14, 2017, in connection with the acquisition of NEXT, and in order to support the outstanding surety bonds of NEXT, the Company and certain of its current and future subsidiaries and affiliates entered into a new agreement of indemnity (the “Surety Agreement”) with certain entities affiliated with Travelers Casualty and Surety Company of America (“Travelers”), governing the terms upon which Travelers has issued and may in the future issue surety bonds securing NEXT’s contractual obligations.

Pursuant to the Surety Agreement, we have agreed to assign to Travelers, as collateral to secure obligations under the Surety Agreement, among other things, our rights, title and interest in, and all accounts receivable and related proceeds arising pursuant to, any contract bonded by Travelers on NEXT’s behalf. Further, under the Surety Agreement, we have agreed that, upon written demand, we will deposit with Travelers, as additional collateral, an amount determined by Travelers to be sufficient to discharge any claim made against Travelers on a bond issued on NEXT’s behalf. The foregoing description of the Surety Agreement does not purport to be complete and is qualified in its entirety by reference to the Surety Agreement, which is included herewith as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

On April 10, 2017, we entered into a Second Amended and Restated Credit and Security Agreement pursuant to our revolving credit facility (the “Amended Credit Agreement”) with Wells Fargo Bank, N.A. Pursuant to the Amended Credit Agreement, our maximum revolver amount increased from $70 million to $100 million, and the maturity date of the revolving credit facility was extended from August 9, 2019 to August 9, 2021. The Amended Credit Agreement also modified our financial covenants by, among other items, implementing a new covenant that requires the Company to maintain a minimum EBITDA (as defined in the Amended Credit Agreement) that will be tested quarterly on a trailing twelve month basis; increasing the minimum Liquidity (as defined in the Amended Credit Agreement) requirement applicable to the Company from 12.5% to 30% of the maximum revolver amount; raising the Company’s required Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) (the “FCCR”) to 1.1:1.0 from 1.0:1.0; and requiring that the FCCR be tested quarterly regardless of the Company’s Liquidity levels.

The Amended Credit Agreement continues to contain other customary affirmative, negative and financial covenants as well as events of default.

As of June 30, 2017, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

•	An FCCR, measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0.

•	Minimum Liquidity of at least thirty percent (30%) of the Maximum Revolver Amount (as defined in the Amended Credit Agreement), or $30 million; with, for purposes of this covenant, at least fifty percent (50%) of our Liquidity comprised of Excess Availability.

•	Minimum EBITDA, measured at the end of each quarter, of at least the required amount set forth in the following table for the applicable period set forth opposite thereto:

Applicable Amount	Applicable Period
$30,000,000	For each four quarter period ending June 30, 2017, September 30, 2017, and December 31, 2017.
$32,500,000	For the four quarter period ending March 31, 2018
$35,000,000	For each four quarter period ending June 30, 2018 and each quarter-end thereafter

At June 30, 2017, our Liquidity was $67.7 million, our Excess Availability was $43.8 million (or greater than 50% of minimum Liquidity), our FCCR was 14.8:1.0; and our EBITDA, as defined in the Amended Credit Agreement for the four quarters ended June 30, 2017 was $42.1 million.

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

On July 14, 2017, we entered into a Joinder, Limited Consent, and First Amendment to the Amended Credit Agreement permitting certain transactions related to our acquisition of NEXT, including the Surety Agreement. On August 2, 2017, we entered into a Second Amendment to the Amended Credit Agreement, which modified the definition of EBITDA used in calculating our financial covenants to exclude the results from the wind-down Denver and Roanoke branches, up to a maximum exclusion of $5 million for a given measurement period. The amendment also reduces the minimum EBITDA requirement for the quarters ended December 31, 2017 and March 31, 2018 from $32,500,000 to $30,000,000 and $35,000,000 to $32,500,000, respectively. Minimum EBITDA requirements for all other quarters are unchanged. The amendments are included as Exhibits 10.2 and 10.4 to this Quarterly Report on Form 10-Q, and any description of the amendments herein is qualified in its entirety by reference to Exhibits 10.2 and 10.4 hereto.

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

At June 30, 2017, we had $6.5 million in outstanding letters of credit with Wells Fargo Bank, N.A and outstanding borrowings of $30.2 million.

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

Operating activities provided net cash of $10.2 million during the nine months ended June 30, 2017, as compared to $13.9 million of net cash provided in the nine months ended June 30, 2016. The decrease in operating cash flow was primarily the result of decreased earnings.

Investing Activities

Net cash used in investing activities was $18.2 million for the nine months ended June 30, 2017, compared with $59.7 million for the nine months ended June 30, 2016. We used cash of $14.7 million related to the acquisition of Freeman and Technical Services, and $3.8 million for purchases of fixed assets in the nine months ended June 30, 2017. For the nine months ended June 30, 2016, we used $59.7 million related to our fiscal 2016 acquisitions, and $2.2 million for the purchase of fixed assets, offset by $2.2 million received for the sale of our engine components business in our Infrastructure Solutions segment.

Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2017 included $0.9 million for the repurchase of our common stock, $0.4 million paid pursuant to our contingent consideration agreement with the former owners of Calumet, and $0.2 million distributed to our non-controlling interest holders, offset by the return of $0.3 million in cash which had been restricted in support of letters of credit and $0.2 received from the exercise of employee stock options. For the nine months ended June 30, 2016, we borrowed $20.0 million which was used in business acquisitions, partly offset by $0.6 million used for the repurchase of common stock and $0.3 million used to cash collateralize certain letters of credit.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. Pursuant to this program, we repurchased 51,673 shares of our common stock during the nine months ended June 30, 2017, in open market transactions at an average price of $15.68 per share.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Amended Credit Agreement. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and our risk factors in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Interest Rate Risk

We are subject to interest rate risk on our floating interest rate borrowings on the Amended Credit Agreement. If LIBOR were to increase, our interest payment obligations on outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates.

All of the long-term debt outstanding under our revolving credit facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under the credit facility as of June 30, 2017, would cause a $0.3 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12 – Commitments and Contingencies – Legal Matters in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2017:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
April 1, 2016 – April 30, 2017	723	$18.60	—	970,915
May 1, 2016 – May 31, 2017	26,580	$15.87	23,411	947,504
June 1, 2016 – June 30, 2017	28,262	$15.61	28,262	919,242
Total	55,565	$15.77	51,673	919,242

(1)	The total number of shares purchased includes (i) shares purchased pursuant to the plan described in footnote (2) below, and (ii) shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	Our Board of Directors has authorized a stock repurchase program for the purchase up to 1.5 million shares of the Company’s common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 3, 2017, we entered into a Second Amendment to our Amended Credit Agreement which modified our minimum EBITDA requirement, as further described under Part I, Item 2 – Liquidity and Capital Resources – The Revolving Credit Facility of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. The Second Amendment is included as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description

2.1 —	Stock Purchase Agreement dated as of June 1, 2016, by and among IES Infrastructure Solutions, LLC, IES Holdings, Inc., Technibus, Inc. and Technibus, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016)

3.1 —	Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

3.3 —	Amended and Restated Bylaws of IES Holdings, Inc., effective May 24, 2016. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 24, 2016)

4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)

4.2 —	Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016)

10.1 —	Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2017)

(1)10.2 —	Joinder, Limited Consent, and First Amendment, dated as of July 14, 2017, to Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association.

10.3 —	General Agreement of Indemnity, July 14, 2017, by IES Holdings, Inc. and certain of its present and future subsidiaries and affiliates and Travelers Casualty and Surety Company of America, St. Paul Fire and Marine Insurance Company, and their affiliated, associated and subsidiary companies, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2017)

(1)10.4 —	Second Amendment to the Amended Credit Agreement, dated as of August 2, 2017, to Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association.

(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President,

(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)32.1 —	Section 1350 Certification of Robert W. Lewey, President

Exhibit No.	Description

(1)32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2017.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)