Form 10-K
period 2017-09-30
IES Holdings, Inc.
filed 2017-12-08
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant on March 31, 2017 held by non-affiliates was approximately $152.8 million. On December 7, 2017, there were 21,337,245 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant to be held on February 7, 2018 is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	the ability of our controlling shareholder to take action not aligned with other shareholders;

•	the sale or disposition of the shares of our common stock held by our controlling shareholder, which, under certain circumstances, would trigger change of control provisions in our severance plan or financing and surety arrangements, or any other substantial sale of our common stock, which could depress our stock price;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership or a change in the federal tax rate;

•	the potential recognition of valuation allowances on deferred tax assets;

•	the inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy, or the subsequent underperformance of those acquisitions;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures and debt service;

•	difficulty in fulfilling the covenant terms of our credit facilities, including liquidity, EBITDA and other financial requirements, which could result in a default and acceleration of our indebtedness;

•	the possibility that we issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock;

•	the relatively low trading volume of our common stock, which could depress our stock price;

•	competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	future capital expenditures and refurbishment, repair and upgrade costs; and delays in and costs of refurbishment, repair and upgrade projects; and

•	a general reduction in the demand for our services;

•	our ability to enter into, and the terms of, future contracts;

•	success in transferring, renewing and obtaining electrical and other licenses;

•	challenges integrating new businesses into the Company or new types of work, products or processes into our segments;

•	credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project delays or cancellations;

•	backlog that may not be realized or may not result in profits;

•	the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	closures or sales of facilities resulting in significant future charges, including potential warranty losses or other unexpected liabilities, or a significant disruption of our operations;

•	an increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	our ability to successfully manage projects;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	the cost and availability of qualified labor and the ability to maintain positive labor relations;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	a change in the mix of our customers, contracts or business;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	the possibility that our current insurance coverage may not be adequate or that we may not be able to obtain a policy at acceptable rates;

•	the possibility that our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	the effect of litigation, claims and contingencies, including warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	interruptions to our information systems and cyber security or data breaches;

•	liabilities under laws and regulations protecting the environment; and

•	loss of key personnel and effective transition of new management.

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of this report under the heading “Risk Factors,” could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Annual Report on Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1.	Business

OVERVIEW

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of end-markets. Our operations are currently organized into four principal business segments, based upon the nature of our current services:

•	Commercial & Industrial — Provider of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

•	Communications — Nationwide provider of technology infrastructure services to large corporations and independent businesses.

•	Infrastructure Solutions — Provider of electro-mechanical solutions for industrial operations.

•	Residential — Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

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

Recent Transactions

In fiscal 2017, we acquired three businesses for aggregate consideration of $21.0 million, as described below:

•	An 80% interest in NEXT Electric, LLC (“NEXT Electric”), a Wisconsin-based electrical contractor specializing in the design, installation and maintenance of electrical systems for commercial, industrial, healthcare, water treatment and education end-markets, was acquired in July 2017 in our Commercial & Industrial segment.

•	Technical Services II, LLC (“Technical Services”), a Virginia-based provider of mechanical maintenance services, including commercial heating, ventilation and air conditioning, food service equipment, electrical and plumbing services, was acquired in June 2017 in our Commercial & Industrial segment.

•	Freeman Enclosure Systems, LLC, an Ohio-based manufacturer of custom generator enclosures primarily used by data centers and large commercial and industrial facilities, was acquired in March 2017 along with its affiliate Strategic Edge, LLC (together, “Freeman”) in our Infrastructure Solutions segment.

For more information on these transactions, please see Note 18, “Business Combinations and Divestitures” in the notes to our Consolidated Financial Statements.

Controlling Shareholder

A majority of our outstanding common stock is owned by Tontine Associates, L.L.C. and its affiliates (collectively, “Tontine”). Based on a Form 4 filed on October 3, 2017, Tontine owns approximately 58% of the Company. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. Most of Tontine’s shares are registered for resale on a shelf registration statement filed by the Company with the United States Securities and Exchange Commission (the “SEC”). Tontine’s sale of all or any portion of its shares could result in a change of control, which would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our executive severance plan. For more information see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

Net Operating Loss Tax Carry Forward and Other Deferred Tax Assets

The Company and certain of its subsidiaries have an estimated federal net operating loss (“NOL”) of approximately $378.3 million at September 30, 2017, including approximately $142.1 million resulting from the additional amortization of personal goodwill.

In fiscal 2016, we released a significant valuation allowance against our deferred tax assets. An inability to generate sufficient taxable income in future periods to realize our deferred tax assets may lead to the recording of additional valuation allowances in future periods and a reduction in income under accounting principles generally accepted in the United States of America (“GAAP”). Further, any future reduction in the federal statutory tax rate could also cause a reduction in the economic benefit of the NOL and other deferred tax assets available to us and a corresponding charge to reduce the book value of the deferred tax asset recorded on our balance sheet. The US House of Representatives and Senate have each passed tax reform legislation which, if enacted, would reduce the corporate income tax rate to 20%, from a current rate of 35%. At September 30, 2017, we had deferred tax assets with a net book value of $86.2 million, based on a federal tax rate of 35%. If the federal statutory corporate income tax rate is reduced to 20%, this asset will be revalued at the lower rate, resulting in a charge to income tax expense and a corresponding reduction in deferred tax assets.

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

The Company maintains a tax benefit protection plan (the “NOL Rights Plan”) which was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382.

OPERATING SEGMENTS

The Company’s reportable segments consist of the consolidated business segments identified above, which offer different services and are managed separately. The table below describes the percentage of our total revenues attributable to each of our four segments over each of the last three years:

	Years Ended September 30,
	2017		2016		2015
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Commercial & Industrial	$227,606	28.1%	$222,466	32.0%	$178,865	31.2%
Communications	225,275	27.8%	189,635	27.2%	141,858	24.7%
Infrastructure Solutions	83,824	10.3%	58,003	8.3%	46,827	8.2%
Residential	274,039	33.8%	225,889	32.5%	206,307	35.9%

Total Consolidated	$810,744	100.0%	$695,993	100.0%	$573,857	100.0%

For additional financial information by segment, see Note 10, “Operating Segments” in the notes to our Consolidated Financial Statements.

Commercial & Industrial

Business Description

Our Commercial & Industrial segment provides electrical and mechanical design, service, and construction services to commercial and industrial markets. Our design services range from budget assistance to providing design-build and LEED (Leadership in Energy & Environmental Design) solutions to our end customers. Our maintenance and emergency services include critical plant shutdown, troubleshooting, emergency testing, preventative maintenance, and constant presence. Our construction services range from the initial planning and procurement to installation and start-up and are offered to a variety of new and remodel construction projects, ranging from the construction of office buildings and industrial facilities to transmission and distribution projects. We also provide mechanical services such as maintenance agreements, installation, or replacement of mechanical equipment for commercial and industrial facilities.

During fiscal 2016, we expanded our geographic and service offerings with the acquisition of Shanahan Mechanical and Electrical, Inc. (“Shanahan”) and added mechanical service offerings with the acquisition of STR Mechanical, LLC (“STR Mechanical”). During fiscal 2017, we continued this expansion with the June 2017 acquisition of Technical Services and the July 2017 acquisition of NEXT Electric.

This segment provides services for a variety of project types, including office buildings, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities. The Commercial & Industrial segment consists of 24 locations, which includes the segment headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon, Wisconsin, and the Southeast and Mid-Atlantic regions.

Industry Overview

Given the diverse end-markets of our Commercial & Industrial customers, which include both commercial buildings, such as offices, healthcare facilities and schools, and industrial projects, such as power, chemical, refinery and heavy manufacturing facilities, we are subject to many trends within the construction industry. In general, demand for our Commercial & Industrial services is driven by construction and renovation activity levels, economic growth, and availability of bank lending. Due to economic, technological or other factors, there can be no assurance that construction and demand will increase.

Sales and Marketing

Our sales focus varies by location, but is primarily based upon regional and local relationships and a demonstrated expertise in certain areas, such as heavy industrial, design-build, agricultural, or transmission and distribution. Our maintenance and certain renovation and upgrade work tend to be either recurring or experience lower sensitivity to economic cycles, or both. A significant portion of our larger projects are awarded from long-term, repeat customers. From time to time, we are contracted on projects with completion times extending beyond one year or over several years, which are generally more complex and difficult to estimate.

With a focus on quality service offerings, our long-term strategy is to continue to be one of the preferred providers of electrical and mechanical services in the markets where we have demonstrated expertise and/or are a local market leader. Key elements of our long-term strategy include leveraging our expertise in certain niche markets, expanding our service and maintenance business, attracting and retaining highly qualified employees, and maintaining our focus on returns on risk adjusted capital.

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

Communications

Business Description

Originally established in 1984, our Communications segment is a leading provider of network infrastructure solutions for data centers and other mission critical environments. Our services include the design, installation and maintenance of network infrastructure to leading and recognizable global technology, social networking and e-commerce brands, including many Fortune 100 and 500 corporations. We serve a variety of industries and end-markets, including data centers for colocation and managed hosting customers; corporate, educational, financial, government, hospitality and healthcare buildings, e-commerce distribution centers; and high-tech manufacturing facilities. We also provide the design and installation of audio/visual, telephone, fire, wireless access and intrusion alarm systems, as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 12 offices, including our Communications headquarters located in Tempe, Arizona, allowing dedicated onsite teams at our customers’ sites.

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

Our long-term strategy is to improve our position as a preferred mission critical solutions and services provider to large national corporations and strategic local companies. Key elements of our long-term strategy include continued investment in our employees’ technical expertise and expansion of our onsite maintenance and recurring revenue model, as well as opportunistic acquisitions of businesses that serve our markets, consistent with our stated corporate strategy.

Competition

Our competition consists of both large national or regional competitors and small, privately owned contractors who have limited access to capital. We compete on quality of service and/or price and seek to emphasize our long history of delivering high quality solutions to our customers.

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

Infrastructure Solutions

Business Description

Our Infrastructure Solutions segment provides electro-mechanical solutions for industrial operations to domestic and international customers. Our solutions include the maintenance and repair of alternating current (AC) and direct current (DC) electric motors and generators, as well as power generating and distribution equipment; the manufacture of custom-engineered, metal enclosed bus duct solutions used in power distribution; the manufacture of customer commercial and industrial generator enclosures; the manufacture, remanufacture, and repair of industrial lifting magnets; and maintenance and repair of railroad main and auxiliary generators, main alternators, and traction motors.

This segment serves the steel, railroad, marine, petrochemical, pulp and paper, wind energy, mining, automotive, power generation, scrap yards, data center, and utility industries. Our Infrastructure Solutions segment is comprised of 10 locations and is headquartered in Ohio. These segment locations geographically cover Alabama, Georgia, Illinois, Ohio, West Virginia and California.

We have enhanced our geographic and service offering through multiple acquisitions since 2015. We added to our service capabilities through the May 2015 acquisition of Southern Industrial Sales and Services, Inc. (“Southern Rewinding”), a Georgia-based provider of motor repair and field services, and the October 2015 acquisition of Calumet Armature & Electric, LLC (“Calumet”), an Illinois-based provider of design, manufacturing, assembly, and repair services of electric motors for the industrial and mass transit markets. Additionally, we have strengthened our offering of electro-mechanical products and services through the June 2016 acquisition of Technibus, Inc. (“Technibus”), a manufacturer of custom-engineered, metal enclosed bus duct solutions, which are highly engineered electrical components that conduct electricity between medium-voltage generators, breakers, transformers, and switchgear, primarily utilized at power generation plants and large electricity-consuming facilities, and the March 2017 acquisition of Freeman, a manufacturer of custom generator enclosures that are primarily used by data centers and large commercial and industrial facilities.

Industry Overview

Given the diverse end-markets of Infrastructure Solutions’ customers, we are subject to many economic trends. In general, demand for our services has been driven by in-house maintenance departments continuing to outsource maintenance and repair work, output levels and equipment utilization at heavy industrial facilities, railroad companies’ and mass transit authorities’ capital investments and repair needs, investment in the United States’ aging energy and industrial infrastructure, growth in industries, such as data centers and hospitals, that have high power demands and require dependable power supplies, and the overall health of the economy.

Sales and Marketing

Demand for Infrastructure Solutions’ services is largely driven by the degree to which industrial and mechanical services are outsourced by our customers, production rates at steel mills, investments in power generation, other heavy industrial facilities, data centers, and the need for electrical infrastructure improvements. Our sales efforts are primarily driven by personnel based at our operating locations, as well as independent sales representatives. Given that the majority of our apparatus repair customers are located within a 200-mile radius of our facilities, we believe that this structure allows us to rapidly address and respond to the needs of our customers. Our custom-engineered bus system and generator enclosure products and services are principally sold in partnership with an original equipment manufacturer (“OEM”) or to an engineering, procurement and construction firm on behalf of the end-user. Our long term strategy is to be the preferred solutions provider of outsourced electro-mechanical services, repairs, and manufacturing to our select markets and a leader in custom-engineered metal enclosed bus systems.

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

Residential

Business Description

Originally established in 1973, our Residential segment is a leading provider of electrical installation services for single-family housing and multi-family apartment complexes and cable television installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment also provides services for the installation of residential solar power, both for new construction and existing residences. The Residential segment is made up of 36 total locations, which include the segment headquarters in Houston, Texas. These locations geographically cover the Sun-Belt, Western and Mid-Atlantic regions of the United States.

Industry Overview

Our Residential business is closely correlated to the single and multi-family housing market. Although demand for both single-family and multi-family housing has increased in recent years, we expect to see a decrease in multi-family housing construction in fiscal 2018. Due to economic, technological or other factors, there can be no assurance that overall construction and demand will continue to increase in the future.

Sales and Marketing

Demand for our Residential services is highly dependent on the number of single-family and multi-family home starts in the markets we serve. Although we operate in multiple states throughout the Sun-Belt, Mid-Atlantic and Western regions of the United States, the majority of our segment revenues are derived from services provided in Texas. Our sales efforts include a variety of strategies, including a concentrated focus on national and regional homebuilders and multi-family developers and a local sales strategy for single and multi-family housing projects. Our cable and solar revenues are typically generated through third parties specializing in these industries who select us as a preferred provider of installation services. A significant portion of our Residential business volume is generated from long-term, repeat customers, some of whom use IES as a preferred provider for major projects.

Our long-term strategy is to continue to be a leading provider of electrical services to the residential market. The key elements of our long-term strategy include a continued focus on maintaining a low and variable cost structure and cash generation, allowing us to effectively scale according to the housing cycle. During the housing downturn, we modified our strategy by expanding into markets less exposed to national building cycles, such as solar panel and cable installation services.

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

SOURCES OF SUPPLY

The raw materials and components we use within our segments include, but are not limited to, electrical fixtures and system components, copper, aluminum, and raw steel. These raw materials and components are generally available from a variety of domestic suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. Our strategy to reduce commodity cost exposure includes early buying of commodities for particular projects or general inventory, as well as including escalation and escape provisions in project bids, quotes and contracts wherever possible.

RISK MANAGEMENT

The primary risks in our existing operations include project bidding and management, bodily injury, property and environmental damage, and construction defects. We monitor project bidding and management practices at various levels within the Company. We maintain automobile, general liability and construction defect insurance for third party health, bodily injury and property damage, as well as pollution coverage and workers’ compensation coverage, which we consider appropriate to insure against these risks. Our third-party insurance is subject to deductibles for which we establish reserves. In light of these risks, we are also committed to a strong safety and environmental compliance culture. We employ full-time and part-time regional safety managers, under the supervision of our full-time Senior Vice President of Safety, and seek to maintain standardized safety and environmental policies, programs, procedures and personal protection equipment relative to each segment, including programs to train new employees, which apply to employees new to the industry and those new to the Company.

In the electrical contracting industry, our ability to post surety bonds provides us with an advantage over competitors that are smaller or have fewer financial resources. We believe that the strength of our balance sheet, as well as a good relationship with our bonding providers, enhances our ability to obtain adequate financing and surety bonds, although there can be no assurance that surety bonding coverage will be available when we need it. For a further discussion of our risks, please refer to Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

CUSTOMERS

We have a diverse customer base. During the twelve-month periods ended September 30, 2017, 2016 and 2015, no single customer accounted for more than 10% of our consolidated revenues. We emphasize developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategies and sales activities.

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Additionally, electrical installation services for single-family housing in our Residential segment is completed on a short-term basis and is therefore excluded from backlog. The table below summarizes our backlog by segment:

	Years Ended September 30,
	2017	2016
	(Dollars in millions)
Commercial & Industrial	$140	$116
Communications	69	91
Infrastructure Solutions	39	34
Residential	83	100

Total	$331	$341

While our entire backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues as contractual commitments may change. We expect that $278 million of our September 30, 2017, backlog will result in revenue during fiscal 2018, with the remaining $53 million expected to be realized in fiscal 2019; however, there can be no assurance that this backlog will be completed within expected time frames or at all. The decline in our backlog year over year is driven by our Communications and Residential segments. Backlog in our Communications segment can be highly variable, as this segment’s backlog is characterized by large, relatively quick-turning projects. The timing of our customers’ investment cycles may result in periods of lower growth. Our Residential segment’s backlog was atypically high at September 30, 2016, as a result of project delays related to labor shortages in other trades. We worked through that delay related backlog during fiscal 2017.

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

Many state and local regulations governing electricians require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all our electricians who work in the state or county that issued the permit or license. We endeavour to ensure that, where possible, any permits or licenses that may be material to our operations in a particular geographic area are held by multiple employees within that area.

We believe we have all licenses required to conduct our operations and are in compliance with applicable regulatory requirements. Failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses or an inability to perform government work.

CAPITAL FACILITIES

During fiscal year 2017, the Company maintained a revolving credit facility, as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Revolving

Credit Facility” of this Annual Report on Form 10-K. For a discussion of the Company’s capital resources, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K.

FINANCIAL INFORMATION

For information on the Company’s financial information by segment, see Note 10, “Operating Segments” in the notes to our Consolidated Financial Statements.

EMPLOYEES

At September 30, 2017, we had 3,532 employees. We are party to two collective bargaining agreements within our Infrastructure Solutions segment. We have not experienced, and do not expect, any work stoppage, and we believe that our relationship with our employees is strong.

LOCATIONS

As of September 30, 2017, we have 84 domestic locations serving the United States. In addition to our 2 executive and corporate offices, as of September 30, 2017, we have 24 locations within our Commercial & Industrial business, 12 locations within our Communications business, 10 locations within our Infrastructure Solutions business and 36 locations within our Residential business. This diversity helps to reduce our exposure to unfavorable economic developments in any given region.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to each executive officer is as follows:

Robert W. Lewey, 55, has served as a Director of the Company since April 2016 and as President of the Company since May 2015. He previously served as Interim Chief Operating Officer of the Company from January 2015 to May 2015 while continuing to serve as Senior Vice President, Chief Financial Officer and Treasurer of the Company, a role he had held from January 2012 to May 2015. From 2001 to 2006 and from 2007 to January 2012, Mr. Lewey served as Director of Tax, Vice President, Tax and Treasurer for IES. From 2006 to 2007, he served as Vice President, Tax for Sulzer US Holdings, Inc. From 1995 to 2001, Mr. Lewey served as Vice President, Tax for Metamor Worldwide, Inc., a leading provider of information technology solutions. Mr. Lewey began his career with Deloitte LLP.

Tracy A. McLauchlin, 47, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 2015. She previously served as Vice President and Chief Accounting Officer of the Company since February 2014. Prior to joining IES, Ms. McLauchlin served as Vice President and Chief Accounting Officer of Rockwater Energy Solutions, Inc. from June 2011 to November 2013. From June 2004 to June 2011, Ms. McLauchlin was with Dynegy Inc., where she served as Senior Vice President and Controller from March 2009 to June 2011 and from June 2004 to March 2009 served in various other capacities in finance and accounting.

Gail D. Makode, 42, has served as Senior Vice President, General Counsel and Corporate Secretary since October 2012. Ms. Makode previously served in various legal positions at MBIA Inc. and its subsidiaries from 2006 to 2012, including as General Counsel and a member of the Board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc. Prior to MBIA, Ms. Makode served as Vice President and Counsel for Deutsche Bank AG from 2003 to 2006, and before that, was an Associate at Cleary, Gottlieb, Steen & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

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

AVAILABLE INFORMATION

General information about us can be found on our website at www.ies-co.com under “Investor Relations.” We file our interim and annual financial reports, as well as other reports required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC.

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

In addition to the Code of Ethics for Financial Executives, we have adopted a Code of Business Conduct and Ethics for directors, officers and employees (the Legal Compliance and Corporate Policy Manual), and established Corporate Governance Guidelines and adopted charters outlining the duties of our Audit, Human Resources and Compensation and Nominating/Governance Committees, copies of which may be found on our website. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the 2018 Annual Meeting of Stockholders of the Company.

Item 1A.	Risk Factors

You should consider carefully the risks described below, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine. Based on a Form 4 filed on October 3, 2017, by Tontine, Tontine owns approximately 58% of the Company’s common stock. As a result, Tontine can control most of our affairs, including the election of our directors, who in turn appoint executive management and can control most actions requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders or stakeholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company. Pursuant to a resale shelf registration statement filed by the Company, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings as long as the registration statement remains effective, as described further in the registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement. Tontine’s sale of all or any portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our executive severance plan.

Our common stock has less liquidity than many other stocks listed on the NASDAQ Global Market.

Historically, the trading volume of our common stock has been relatively low when compared to larger companies listed on the NASDAQ Global Market or other stock exchanges. While we have experienced increased liquidity in our stock during recent years, we cannot say with certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of NOLs, for federal and state income tax purposes. Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership could also result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. As of September 30, 2017, we have approximately $236.2 million of federal NOLs that are available to use to offset taxable income, exclusive of NOLs from the amortization of additional tax goodwill. Should a change in ownership occur, all NOLs incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income.

The Company maintains an NOL Rights Plan, which was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. The NOL Rights Plan is designed to dilute the ownership of such an acquirer through the offering of rights to the Company’s other stockholders that will become exercisable upon the acquirer’s purchase of the Company’s stock in excess of the threshold amount. We can make no assurances the NOL Rights Plan will be effective in deterring a change in control or protecting or realizing NOLs.

We have recognized deferred tax assets based upon our estimates of future taxable income, and we may recognize tax expense if there is a reduction in the statutory tax rate or if future taxable income is lower than our estimates.

As of September 30, 2017, we have a net deferred tax asset of $86.2 million on our consolidated balance sheet, of which $77.5 million is attributable to NOLs. To realize the full benefit of this deferred tax asset attributable to NOLs, we must generate sufficient taxable income within the applicable carry forward period to offset against NOLs. Under GAAP, we are required to assess whether we believe the benefit of the deferred tax asset is more likely than not to be realized based on our expectation of generating sufficient future taxable income, and we are required to record a valuation allowance, or offset, against our deferred tax asset based on the portion of the deferred tax asset that we believe is not more likely than not to be realized.

If we are unable to generate sufficient taxable income in the future to utilize our NOLs, we could be required to record valuation allowances, resulting in an increase in income tax expense and a reduction of our consolidated net income. Failure to generate sufficient taxable income in the future could also result in the expiration of certain NOLs.

Any decrease in the federal statutory tax rate, including enactment of a tax reform legislation such as the ones recently passed by the US House of Representatives and Senate, or other changes in federal tax statutes, could also cause a reduction in the economic benefit of the NOL currently available to us and a corresponding reduction in the amount of our recorded deferred tax assets.

Our inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy or the subsequent underperformance of those acquisitions, may adversely impact our future growth.

Our corporate strategy involves creating shareholder value through acquiring or investing in stand-alone platform companies based in North America or acquiring businesses that we believe will strategically complement our existing business segments. While we believe that acquisitions will provide an opportunity to expand into new end-markets and diversify our revenue and profit streams, potential acquisitions in new industries could result in changes in our operations from those historically conducted by us and introduce the requirement for new controls. Alternatively our failure to diversify from existing markets may limit our future growth. In addition, our investments may not perform as expected or may not generate a positive return on investment, due to factors we could not predict prior to the acquisition or due to incorrect investment assumptions.

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

We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our inability to refinance our debt on commercially reasonable terms could have a material adverse effect on our business.

We have restrictions and covenants under our credit facility and the failure to meet these covenants, including liquidity, EBITDA and other financial requirements, could result in a default and acceleration of our indebtedness.

We may not be able to remain in compliance with the covenants in our credit facility, including financial covenants which, among other things, require minimum levels of liquidity and EBITDA as defined under our credit facility. A failure to fulfill the terms and requirements of our credit facility may result in a default under our credit agreement and acceleration of our indebtedness, as well as a default under one or more of our material agreements, any of which could have a material adverse effect on our ability to conduct our operations and our financial condition.

We may issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock.

Our authorized capital includes 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2017, we had 22,049,529 shares of common stock issued, 21,336,975 shares of common stock outstanding and no shares of preferred stock issued or outstanding. We have reserved for issuance 45,750 shares of common stock underlying options that are exercisable at a weighted average price of $6.42 per share. In addition, as of September 30, 2017, we had the ability to issue 1,060,191 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.

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

The difficulties of integrating a business, assets or operations potentially will include, among other things:

•	geographically separated organizations and possible differences in corporate cultures and management philosophies;

•	significant demands on management resources, which may distract management’s attention from day-to-day business;

•	differences in the disclosure systems, compliance requirements, accounting systems, and accounting controls and procedures of the acquired company, which may interfere with our ability to make timely and accurate public disclosure; and

•	the demands of managing new locations, new personnel and new lines of business acquired.

Challenges with disposing of businesses include fulfilling indemnification and contractual obligations to the purchases of such a business and appropriately valuing such a disposition.

Demand for our services is cyclical and vulnerable to economic downturns affecting the industries we serve.

Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the general economy and in the construction industry. Many of our customers depend on the availability of credit to purchase our services or electrical and mechanical products. Prolonged uncertainties in, or the return of, constrained credit market conditions could have adverse effects on our customers, which would adversely affect our financial condition and results of operations.

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

Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in the Residential and Commercial & Industrial segments, as well as seasonal variations in the industries in which Infrastructure Solutions participates. Untimely weather delay from rain, heat, ice, cold or snow can not only delay our work but can negatively impact our schedules and profitability by delaying the work of other trades on a construction site. Our quarterly results may also be affected by regional economic conditions that affect the construction market. In particular, a prolonged period of weak demand in the oil and gas industry could dampen the housing market in certain regions, resulting in reduced demand for the services provided by our Residential segment. Infrastructure Solutions’ revenues from industrial services may be affected by the timing of scheduled outages at its industrial customers’ facilities by weather conditions with respect to projects conducted outdoors and by changes in spending in public infrastructure, power and steel markets. Industrial and rail customers may also be affected by continuing low oil prices. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

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

We enter into many contracts at fixed prices, and if the costs associated with labor and commodities, such as copper, aluminum, steel, fuel and certain plastics, increase due to low supply or other forces, losses may be incurred. Some of our materials have been and may continue to be subject to sudden and significant price increases. Depending on competitive pressures and customer resistance, we may not be able to pass on these cost increases to our customers, which would reduce our gross profit margins and, in turn, make it more difficult for us to maintain our profitability. We have a work force of over 3,500 employees, and our labor costs may fluctuate based on supply as well as other labor related risks, including risks related to collective bargaining agreements, benefits arrangements, wage and hour claims and other compensation arrangements.

Changes in operating factors that are beyond our control could hurt our operating results.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond management’s control. These factors include the costs of new technology; the relative speed and success with which we can acquire customers for our products and services; capital expenditures for equipment; sales, marketing, and promotional activities expenses; changes in suppliers and competitors; changes in operating expenses; increased competition in the markets we serve; changes in regulations; and other general economic and seasonal factors. Adverse changes in one or more of these factors could hurt our operating results.

We may experience difficulties in managing our billings and collections.

Our billings under fixed price contracts in our electrical contracting business are generally based upon achieving certain milestones and will be accepted by the customer once we demonstrate those milestones have been met. If we are unable to demonstrate compliance with billing requests, or if we fail to issue a project billing, our likelihood of collection could be delayed or impaired, which, if experienced across several large projects, could have a materially adverse effect on our results of operations. Further, some of our customers may be highly leveraged or may be subject to their own operating and regulatory risks, which may also limit their ability to pay.

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

We are dependent upon the vendors within our supply chain to maintain a steady supply of inventory, parts and materials. Many of our segments are dependent upon a limited number of suppliers, and significant supply disruptions could adversely affect our operations. If market conditions deteriorate, resulting in a slowdown in construction activity or a tightening of the credit market, it is possible that one or more of our suppliers will be unable to meet our requirements due to financial hardships, liquidity issues or other reasons related to market conditions.

Our operations are subject to numerous physical hazards. If an accident occurs, it could result in an adverse effect on our business.

Hazards related to our industry include, but are not limited to, electrocutions, fires, machinery-caused injuries, mechanical failures and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and suspension of operations. Our insurance does not cover all types or amounts of liabilities. In addition, if our safety record were to substantially deteriorate over time, our customers could cancel our contracts or not award us future business.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal controls over financial reporting and disclosure controls and procedures are designed to give reasonable assurance that they are effective and achieve their objectives. We cannot provide absolute assurance that all possible future control issues have been detected. These inherent limitations include the possibility that our judgments can be faulty and that isolated breakdowns can occur because of human error or mistake. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error could occur without being detected.

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

In all of our businesses, we are subject to potential claims and litigation. In the construction and electrical and mechanical maintenance business, there are frequently claims and litigation. There are also inherent claims and litigation risks associated with the number of people that work on construction sites and the fleet of vehicles on the road every day. In our Infrastructure Solutions businesses, we may be subject to product liability litigation. Claims are sometimes made and lawsuits filed for amounts in excess of their value or in excess of the amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. However, there may be periods of time in which a disproportionate amount of our claims and litigation are concluded in the same quarter or year. If multiple matters are resolved during a given period, then the cumulative effect of these matters may be higher than the ordinary level in any one reporting period.

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

We are subject to a number of environmental laws and regulations, including those concerning the handling, treatment, storage, and disposal of hazardous materials. These laws predominantly affect our Infrastructure Solutions business but may impact our other businesses. These environmental laws generally impose liability on current and former owners and operators, transporters and generators of hazardous materials for remediation of contaminated properties. We believe that our business is operating in compliance in all material respects with applicable environmental laws, many of which provide for substantial penalties for violations. There can be no assurance that future changes in such laws, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. In addition, if we do not comply with these laws and regulations, we could be subject to material administrative, civil or criminal penalties, or other liabilities. We may also be required to incur substantial costs to comply with current or future environmental and safety laws and regulations. Any such additional expenditures or costs that we may incur could hurt our operating results.

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

Facilities

At September 30, 2017, we maintained branch offices, warehouses, sales facilities and administrative offices at 84 locations. Substantially all of our facilities are leased. We lease our executive office located in Greenwich, Connecticut and our corporate office located in Houston, Texas. We believe that our properties are adequate for our current needs and that suitable additional or replacement space will be available as required. For a breakdown of our offices by segment, see Item 1. “Business — Operating Segments” of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

For further information regarding legal proceedings, see Note 17, “Commitments and Contingencies — Legal Matters” in the notes to our Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the ticker symbol “IESC.” The following table sets forth the daily high and low close price for our common stock as reported on NASDAQ for each of the four quarters of the fiscal years ended September 30, 2017, and 2016.

	High	Low
Year Ended September 30, 2017
First Quarter	$22.55	$14.35
Second Quarter	$21.15	$17.65
Third Quarter	$20.20	$15.30
Fourth Quarter	$18.80	$14.80

Year Ended September 30, 2016
First Quarter	$11.37	$7.07
Second Quarter	$14.68	$10.50
Third Quarter	$15.48	$11.40
Fourth Quarter	$17.79	$12.39

As of December 6, 2017, the closing market price of our common stock was $18.20 per share and there were approximately 360 holders of record.

We have never paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We expect that we will utilize all available earnings generated by our operations and borrowings under our credit facility for the development and operation of our business, to retire existing debt, to repurchase our common stock, or to acquire or invest in other businesses. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and other factors that the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends and also place limitations on our ability to repurchase our common stock. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Working Capital” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The stock repurchase program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. The Company initiated the program in February 2015 and during the year ended September 30, 2016, pursuant to the program, we repurchased 46,929 shares of common stock at an average price of $11.07 per share for a total aggregate purchase price of $0.5 million. During the year ended September 30, 2017, we repurchased 145,484 shares of common stock at an average price of $15.37 per share for a total aggregate purchase price of $2.2 million.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2017:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
July 1, 2017 — July 31, 2017	—	—	—	919,242
August 1, 2017 — August 31, 2017	93,800	$15.20	93,800	825,442
September 1, 2017 — September 30, 2017	2,812	$17.79	11	825,431
Total	96,612	$15.28	93,811	825,431

(1)	The total number of shares purchased includes (i) shares purchased pursuant to the plan described in footnote (2) below, and (ii) shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	Our Board of Directors had authorized a stock repurchase program for the purchase of up to 1.5 million shares of the Company’s common stock from time to time.

Five-Year Stock Performance Graph

The graph below compares the cumulative 5 year total return provided shareholders on IES Holdings, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of five companies that includes: Black Box Corporation, Comfort Systems USA Inc., MYR Group Inc., Sterling Construction Company Inc. and Team Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index, and in the peer group on September 30, 2012, and its relative performance is tracked through September 30, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among IES Holdings, Inc., the Russell 2000 Index,

and a Peer Group

*	$100 invested on 9/30/12 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2017 Russell Investment Group. All rights reserved.

	Years ended September 30,
	2012	2013	2014	2015	2016	2017
IES Holdings, Inc.	$100.00	89.23	181.32	169.67	390.99	380.22
Russell 2000	$100.00	130.06	135.17	136.85	158.02	190.80
Peer Group	$100.00	127.26	112.82	125.57	137.64	123.41

Item 6.	Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical Consolidated Financial Statements of IES Holdings, Inc. and subsidiaries, and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Years Ended September 30,
	2017	2016	2015	2014	2013
	(In Thousands, Except Share Information)
Continuing Operations:
Revenues	$810,744	$695,993	$573,857	$512,395	$494,593
Cost of services	670,246	569,013	473,966	429,269	427,633

Gross profit	140,498	126,980	99,891	83,126	66,960
Selling, general and administrative expenses	120,370	100,558	81,416	75,571	66,598
Contingent consideration	(145)	652	—	—	—
Loss (gain) on sale of assets	(69)	810	(13)	(86)	(64)

Operating Income	20,342	24,960	18,488	7,641	426
Other (income) expense:
Interest expense	1,702	1,282	1,130	1,574	1,771
Other expense (income), net	(165)	(83)	(180)	(203)	507

Income (loss) from operations before income taxes	18,805	23,761	17,538	6,270	(1,852)
Provision (benefit) for income taxes	5,211	(97,117)	661	748	326

Net income (loss) from continuing operations	13,594	120,878	16,877	5,522	(2,178)

Discontinued operations:
Loss from discontinued operations	—	—	(339)	(198)	(1,395)

Net loss discontinued operations	—	—	(339)	(198)	(1,395)

Net income (loss)	13,594	120,878	16,538	5,324	(3,573)

Net income attributable to noncontrolling interest	(172)	(100)	—	—	—

Net income (loss) attributable to IES Holdings, Inc.	$13,422	$120,778	$16,538	$5,324	$(3,573)

Basic earnings (loss) per share attributable to IES Holdings, Inc.:
Continuing operations	$0.62	$5.63	$0.79	$0.30	$(0.14)
Discontinued operations	0.00	0.00	(0.02)	(0.01)	(0.09)

Total	$0.62	$5.63	$0.77	$0.29	$(0.23)

Diluted earnings (loss) per share attributable to IES Holdings, Inc.:
Continuing operations	$0.62	$5.62	$0.79	$0.30	$(0.14)
Discontinued operations	0.00	0.00	(0.02)	(0.01)	(0.09)

Total	$0.62	$5.62	$0.77	$0.29	$(0.23)

Shares used to calculate earnings (loss) per share
Basic	21,280,549	21,279,342	21,480,622	18,417,564	15,460,424
Diluted	21,533,254	21,492,339	21,526,188	18,473,420	15,460,424

	Years Ended September 30,
	2017	2016	2015	2014	2013
	(In Thousands, Except Share Information)
Balance Sheet Data:
Cash and cash equivalents	$28,290	$32,961	$49,360	$47,342	$20,757
Working capital	52,834	43,716	31,601	24,731	24,710
Total assets	424,494	394,340	225,679	199,950	177,803
Total debt	29,434	29,257	9,207	9,050	12,323
Total stockholders’ equity	236,704	223,405	101,414	87,972	62,486

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Annual Report on Form 10-K.

OVERVIEW

Executive Overview

Please refer to Item 1. “Business” of this Annual Report on Form 10-K for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, is a holding company that owns and manages operating subsidiaries, comprised of providers of industrial products and infrastructure services to a variety of end markets. Our operations are currently organized into four principal business segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential.

Industry Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, the degree to which in-house maintenance departments outsource maintenance and repair work, output levels and equipment utilization at heavy industrial facilities, demand for our rail and infrastructure services, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) population growth, which will increase the need for commercial and residential facilities, (ii) aging public infrastructure, which must be replaced or repaired, (iii) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending, and (iv) the low price of natural gas which is expected to spur the construction of and modifications to heavy industrial facilities. However, there can be no assurance that we will not experience a decrease in demand for our services due to economic, technological or other factors, including the continued weakness in the oil and gas sector, which may reduce the demand for housing in the Texas region, where our Residential division operates. For a further discussion of the industries in which we operate, please see Item 1. “Business—Operating Segments” of this Annual Report on Form 10-K.

Business Outlook

While there are differences among the Company’s segments, on an overall basis, increased demand for the Company’s services and the Company’s previous investment in growth initiatives and other business-specific factors discussed below resulted in aggregate year-over-year revenue growth in fiscal 2017 as compared to fiscal 2016. Among our segments, year-over-year revenue growth rates during fiscal 2017 were driven by organic growth in our Residential and Communications segments, as well as strategic acquisitions within our Infrastructure Solutions and Commercial & Industrial segments.

Provided that no significant deterioration in general economic conditions occurs, the Company expects total revenues from existing businesses to increase on a year-over-year basis during fiscal 2018 due to an increase in overall demand for the services we provide and our efforts to increase our market share. However, we do expect revenue growth in both the Residential and Communications segments to moderate during fiscal 2018. In the Residential segment, we expect to see a decrease in demand for multi-family housing, largely offset by continued growth in our single-family business. In our Communications business, we expect continued growth in demand for our structured cabling services in the data center markets. However, revenue growth for the Communications segment as a whole will be tempered by the timing of our customers’ investment cycles, which may result in periods of lower growth. Despite this expectation of growth within certain segments, we remain focused on controlled growth within certain markets which continue to experience highly competitive margins and increasing costs.

To continue to grow our business, including through acquisitions, and to fund working capital, we may require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our credit facility, and our ability to raise funds in the capital markets, among many other factors. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our fixed asset requirements will range from $4.5 million to $6.5 million for the fiscal year ending on September 30, 2018, and we may acquire these assets either through capital expenditures or through lease agreements.

Recent Events

During fiscal 2017, we completed a detailed review of the operations of our Commercial & Industrial segment, and in July 2017, we made the decision to wind down operations at our Denver, Colorado and Roanoke, Virginia branches of our Commercial & Industrial segment. These branches have consistently underperformed over the last several years and have ranked at the bottom of our group of branches based on key operational and financial metrics. While these branches did experience revenue growth for fiscal 2017 as compared with fiscal 2016, these two branches did not perform efficiently on the larger projects undertaken in 2017. In particular, these two branches were responsible for four projects that underperformed during fiscal 2017. Revenue in backlog at these two branches at September 30, 2017 was $10.6 million, reflecting our decision not to book additional work at these branches. Backlog related to the four underperforming jobs discussed above was $0.3 million at September 30, 2017, as these jobs are approaching completion. Based on their historical performance, as well as outlook for the future, we determined these two branches no longer meet the criteria to remain in our portfolio of businesses. We do not expect to incur significant costs related to the termination of leases, employee severance or other arrangements related to the wind-down of these two branches.

The following table presents selected historical financial results of the Denver and Roanoke wind-down branches:

	Three Months Ended December 31, 2016	Three Months Ended March 31, 2017		Three Months Ended June 30, 2017	Three Months Ended September 30, 2017	Year Ended September 30, 2017
Revenues	$10,398	$9,403		$7,575	$4,855	$32,231
Cost of Service	10,149	11,936		9,548	6,186	37,819
Selling, general and administrative expenses	648	815		635	750	2,848
Gain on sale of assets					(27)	(27)

Operating loss	$(399)	$(3,348)		$(2,608)	$(2,054)	$(8,409)

	Three Months Ended December 31, 2015	Three Months Ended March 31, 2016		Three Months Ended June 30, 2016	Three Months Ended September 30, 2016	Year Ended September 30, 2016
Revenues	$5,956	$4,714		$7,574	$8,941	$27,185
Cost of services	5,741	5,204		6,886	8,471	26,302
Selling, general and administrative expenses	703	824		748	582	2,857

Operating loss	$(488)	$(1,314	) (1)	$(60)	$(112)	$(1,974)

(1)	Includes a $0.5 million charge upon settlement of a dispute related to a project completed in a prior year.

Although we are winding down operations at these branches, the Commercial & Industrial segment remains an important part of our strategic growth plan, as demonstrated by the addition of two new acquisitions in this segment during fiscal 2017. These include the acquisition in July 2017 of an 80% interest in NEXT Electric, LLC (“NEXT Electric”), a Milwaukee, Wisconsin-based electrical contractor specializing in the design, installation and maintenance of electrical systems for commercial, industrial, healthcare, water treatment and education end-markets, and the acquisition in June 2017 of Technical Services II, LLC (“Technical Services”), a Chesapeake, Virginia-based provider of mechanical maintenance services, including commercial heating, ventilation and air conditioning, food service equipment, electrical and plumbing services. See Note 18, “Business Combinations and Divestitures” in the notes to our Consolidated Financial Statements set forth in Part I, Item 8 of this Annual Report on Form 10-K for further discussion.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Years Ended September 30,
	2017		2016		2015
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$810,744	100.0%	$695,993	100.0%	$573,857	100.0%
Cost of services	670,246	82.7%	569,013	81.8%	473,966	82.6%

Gross profit	140,498	17.3%	126,980	18.2%	99,891	17.4%
Selling, general and administrative expenses	120,370	14.8%	100,558	14.4%	81,416	14.2%
Contingent consideration expense	(145)	0.0%	652	0.1%	—	0.0%
Loss (gain) on sale of assets	(69)	0.0%	810	0.1%	(13)	0.0%

Operating income	20,342	2.5%	24,960	3.6%	18,488	3.2%

Interest and other expense, net	1,537	0.2%	1,199	0.2%	950	0.2%

Operating income before income taxes	18,805	2.3%	23,761	3.4%	17,538	3.0%
Provision (benefit) for income taxes	5,211	0.6%	(97,117)	(14.0)%	661	0.1%

Net income from continuing operations	13,594	1.7%	120,878	17.4%	16,877	2.9%

Net loss from discontinued operations	—	0.0%	—	0.0%	(339)	(0.1)%

Net income	13,594	1.7%	120,878	17.4%	16,538	2.8%

Net income attributable to noncontrolling interest	(172)	0.0%	(100)	0.0%	—	0.0%

Net income attributable to IES Holdings, Inc.	$13,422	1.7%	$120,878	17.4%	$16,538	2.8%

The decrease in net income for the year ended September 30, 2017, compared with the year ended September 30, 2016, is the result of a significant income tax benefit realized in 2016 upon release of valuation allowances on deferred tax assets. The decrease in operating income is driven, in large part, by certain project execution difficulties at our Commercial & Industrial segment’s Denver and Roanoke branches, which are in the process of winding down operations, as discussed above.

Consolidated revenues for the year ended September 30, 2017, were $114.8 million greater than for the year ended September 30, 2016, an increase of 16.5%. Revenues increased as the Communications, Infrastructure Solutions, and Residential segments each recognized double digit revenue growth driven by an increase in demand for their service offerings combined with continued improvement of conditions in the markets in which they operate. Additionally, businesses acquired during 2017, as well as the full year impact of businesses acquired in 2016, drove $47.6 million of the increase in revenue in our Commercial & Industrial and Infrastructure Solutions segments for the year ended September 30, 2017.

Our overall gross profit percentage decreased to 17.3% during the year ended September 30, 2017 as compared to 18.2% during the year ended September 30, 2016. Gross profit as a percentage of revenue decreased at all of our segments, as discussed in further detail for each segment below.

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

During the year ended September 30, 2017, our selling, general and administrative expenses were $120.4 million, an increase of $19.8 million, or 19.7%, as compared to the year ended September 30, 2016. The increase is primarily attributable to higher personnel costs in connection with the growth and increased profitability at our Residential and Communications segments, branch level general and administrative costs at newly acquired companies, and our increased amortization of intangible assets. Businesses acquired in 2017, as well as the full year impact of businesses acquired in 2016, drove $8.1 million of the increase in general and administrative expense for the year ended September 30, 2017. On a consolidated basis, our selling, general and administrative expense increased slightly as a percentage of revenue from 14.4% for the year ended September 30, 2016, to 14.8% for the year ended September 30, 2017, largely as a result of increased personnel costs and intangible amortization expense.

Commercial & Industrial

2017 Compared to 2016

	Years Ended September 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$227,606	100.0%	$222,466	100.0%
Cost of services	208,619	91.7%	197,679	88.9%

Gross Profit	18,987	8.3%	24,787	11.1%
Selling, general and administrative expenses	20,170	8.8%	17,169	7.7%
Gain on sale of assets	(32)	0.0%	(17)	0.0%

Operating Income	(1,151)	-0.5%	7,635	3.4%

Revenue. Revenues increased $5.1 million during the year ended September 30, 2017, an increase of 2.3% compared to the year ended September 30, 2016. The increase in revenue was driven largely by the Technical Services and NEXT Electric acquisitions, which contributed $7.6 million of revenue for the year ended September 30, 2017. Revenues also increased at our Denver and Roanoke branches, as discussed above. However, these increases were partly offset by a decrease in work on large, industrial projects in the Southeast market. The market for this segment’s services remains highly competitive, and, as such, we continue to seek to maintain a disciplined bid strategy.

Gross Profit. Gross profit during the year ended September 30, 2017 decreased by $5.8 million, or 23.4%, as compared to the year ended September 30, 2016. The decrease was due primarily to the four underperforming jobs at our Denver and Roanoke branches, which drove a $6.4 million reduction in gross profit from those two branches. This decrease was partially offset by $1.3 million of additional gross margin contributed by the Technical Services and NEXT Electric acquisitions. The market remains competitive, and we expect continued pressure on our ability to increase project bid margins in most of the markets we serve. Gross profit margins for the year ended September 30, 2017 were reduced compared with the prior year, primarily as a result of our two underperforming branches.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended September 30, 2017, increased by $3.0 million, or 17.5%, compared to the year ended September 30, 2016. The increase is primarily attributable to an additional $1.7 million of expense from our 2016 acquisition of STR Mechanical, which incurred higher personnel costs related to commission expenses paid during the year in support of growth. In addition, $0.7 million of expense was incurred at our newly acquired Technical Services and NEXT Electric businesses. Selling, general and administrative expense as a percentage of revenues in the Commercial & Industrial segment increased by 1.1% during the year ended September 30, 2017, resulting from additional compensation, severance and related costs associated with organizational changes, as well as additional costs associated with the expansion of STR Mechanical.

2016 Compared to 2015

	Years Ended September 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$222,466	100.0%	$178,865	100.0%
Cost of Services	197,679	88.9%	157,322	88.0%

Gross Profit	24,787	11.1%	21,543	12.0%
Selling, general and administrative expenses	17,169	7.7%	15,027	8.4%
Gain on sale of assets	(17)	0.0%	(11)	0.0%

Operating Income	7,635	3.4%	6,527	3.6%

Revenue. Revenues increased $43.6 million during the year ended September 30, 2016, an increase of 24.4% compared to the year ended September 30, 2015. The increase in revenue was driven largely by the Shanahan Mechanical and Electrical, Inc. (“Shanahan”) and STR Mechanical acquisitions, which contributed $18.6 million of revenue for the year ended September 30, 2016. The market for this segment’s services remains highly competitive and, as such, we continue to seek to maintain a disciplined bid strategy. However, a continued focus on our sales strategy combined with improved market conditions in certain regions where we operate led to the year-over-year revenue increase.

Gross Profit. Gross profit during the year ended September 30, 2016 increased by $3.2 million, or 15.1%, as compared to the year ended September 30, 2015. The increase was due primarily to $3.1 million of additional gross margin contributed by the Shanahan and STR Mechanical acquisitions. The market remains competitive, and we expect continued pressure on our ability to increase project bid margins in most of the markets we serve. Gross profit margins for the year ended September 30, 2016, were reduced compared with the prior year, primarily as a result of an increase in insurance costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended September 30, 2016, increased by $2.1 million, or 14.2%, compared to the year ended September 30, 2015. The increase is primarily attributable to $1.7 million of expense incurred at our newly acquired Shanahan and STR Mechanical businesses. Selling, general and administrative expense as a percentage of revenues in the Commercial & Industrial segment decreased by 0.7% during the year ended September 30, 2016, as we benefited from increased activity.

Communications

2017 Compared to 2016

	Years Ended September 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$225,275	100.0%	$189,635	100.0%
Cost of services	187,419	83.2%	157,104	82.8%

Gross Profit	37,856	16.8%	32,531	17.2%
Selling, general and administrative expenses	24,219	10.8%	20,839	11.0%
Gain on sale of assets	(1)	0.0%	0	0.0%

Operating Income	13,638	6.0%	11,692	6.2%

Revenue. Revenues increased by $35.6 million during the year ended September 30, 2017, an 18.8% increase compared to the year ended September 30, 2016. Revenues for all of the service offerings, such as data center, audio-visual and security, cabling, and Voice Over Internet Protocol (VoIP) work increased for the year ended September 30, 2017, compared with the year ended September 30, 2016, as we continue to add to our customer base, including entry into new markets.

Gross Profit. Gross profit during the year ended September 30, 2017, increased $5.3 million, or 16.4%, as compared to the year ended September 30, 2016. Gross profit as a percentage of revenue decreased from 17.2% for the year ended September 30, 2016 to 16.8% for the year ended September 30, 2017. The decline is driven, in part, by inefficiencies on certain projects during fiscal 2017. Additionally, margins have been affected by a continued increase in the volume of cost-plus work performed in fiscal 2017. This work is generally lower risk and is typically performed at lower margins than the fixed price arrangements which comprise the majority of the work we perform. Finally, our lower margins reflect the impact of hiring and training a number of new employees needed to support the rapid growth of the business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.4 million, or 16.2%, during the year ended September 30, 2017, compared to the year ended September 30, 2016, as a result of higher personnel cost, including increased incentive compensation associated with increased profitability in fiscal 2017. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased slightly to 10.8% of segment revenue during the year ended September 30, 2017, compared to the year ended September 30, 2016, as we benefited from increased activity.

2016 Compared to 2015

	Years Ended September 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$189,635	100.0%	$141,858	100.0%
Cost of services	157,104	82.8%	116,015	81.8%

Gross Profit	32,531	17.2%	25,843	18.2%
Selling, general and administrative expenses	20,839	11.0%	15,735	11.1%
Gain on sale of assets	0	0.0%	(18)	0.0%

Operating Income	11,692	10.8%	10,126	11.0%

Revenue. Revenues increased by $47.8 million during the year ended September 30, 2016, a 33.7% increase compared to the year ended September 30, 2015. The increase is the result of both the expansion of our customer base and additional work with existing customers. Revenues from data center work increased by $32.4 million for the year ended September 30, 2016, compared with the year ended September 30, 2015. The majority of other service offerings such as audio-visual and security, cabling, and Voice Over Internet Protocol (VoIP) work increased as we continue to add to our customer base, including entry into new markets.

Gross Profit. Gross profit during the year ended September 30, 2016, increased $6.7 million, or 25.9%, as compared to the year ended September 30, 2015. This increase was primarily driven by the overall increase in revenues noted above. Gross profit as a percentage of revenue decreased from 18.2% for the year ended September 30, 2015, to 17.2% for the year ended September 30, 2016. During 2016, we took on a larger number of projects where we were paid based on our cost incurred plus an agreed upon margin. This work is generally lower risk and is typically performed at lower margins than the fixed price arrangements which comprise the majority of the work we perform.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.1 million, or 32.4%, during the year ended September 30, 2016, compared to the year ended September 30, 2015, as a result of higher personnel cost, including increased incentive compensation associated with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased slightly to 11.0% of segment revenue during the year ended September 30, 2016, compared to the year ended September 30, 2015, as we benefited from increased activity.

Infrastructure Solutions

2017 Compared to 2016

	Years Ended September 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$83,824	100.0%	$58,003	100.0%
Cost of services	63,399	75.6%	42,356	73.0%

Gross Profit	20,425	24.4%	15,647	27.0%
Selling, general and administrative expenses	17,859	21.3%	12,404	21.4%
Contingent consideration	(145)	-0.1%	652	1.1%
(Gain)/Loss on sale of assets	(79)	-0.1%	826	1.4%

Operating Income	2,790	3.3%	1,765	3.1%

Revenue. Revenues in our Infrastructure Solutions segment increased by $25.8 million during the year ended September 30, 2017, an increase of 44.5% compared to the year ended September 30, 2016. The increase in revenue was driven primarily by a full year of operations at Technibus which provided additional revenue of $19.6 million during the year ended September 30, 2017, compared to the year ended September 30, 2016. Additionally, the 2017 acquisition of Freeman provided revenue of $10.9 million for the year ended September 30, 2017. For additional information see Note 18, “Business Combinations and Divestitures” in the notes to our Consolidated Financial Statements. These increases were partly offset by a decrease in activity at our motor repair business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the year ended September 30, 2017, increased by $4.8 million, as compared to the year ended September 30, 2016. The increase was driven primarily by Technibus, which provided additional gross profit of $4.1 million during the year ended September 30, 2017, compared to the year ended September 30, 2016. The acquisition of Freeman contributed $1.7 million of additional gross profit for the year ended September 30, 2017, compared with the year ended September 30, 2016. These increases were partly offset by a slight decrease in activity at our motor repair business. Gross profit as a percent of revenue decreased from 27.0% for the year ended September 30, 2016, to 24.4% for the year ended September 30, 2017, driven primarily by a change in the overall mix of work being performed.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2017, increased by $5.5 million compared to the year ended September 30, 2016. The increase was driven primarily by a full year of activity at Technibus, which contributed $4.0 million of additional expense during the year ended September 30, 2017, compared to the year ended September 30, 2016. The acquisition of Freeman contributed $2.1 million of additional expense for the year ended September 30, 2017, compared with the year ended September 30, 2016. These increases were partly offset by a reduction of expense throughout the remainder of the Infrastructure Solutions organization. Selling, general and administrative expense as a percentage of revenue remained relatively flat year over year.

(Gain)/Loss on Sale of Asset. In 2016, we recognized a one-time charge of $0.8 million in conjunction with the write down to net realizable value of certain assets related to our engine component business, which we sold in April 2016.

2016 Compared to 2015

	Years Ended September 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$58,003	100.0%	$46,827	100.0%
Cost of services	42,356	73.0%	36,194	77.3%

Gross Profit	15,647	27.0%	10,633	22.7%
Selling, general and administrative expenses	12,404	21.4%	9,498	20.3%
Contingent consideration	652	1.1%	0	0.0%
Loss on sale of assets	826	1.4%	12	0.0%

Operating Income	1,765	3.0%	1,123	2.4%

Revenue. Revenues in our Infrastructure Solutions segment increased by $11.2 million during the year ended September 30, 2016, an increase of 23.9% compared to the year ended September 30, 2015. The increase in revenue was driven primarily by the Southern Industrial Sales and Services, Inc. (“Southern Rewinding”), Calumet and Technibus acquisitions, which provided additional revenue of $20.6 million for the year ended September 30, 2016. This increase was partially offset by a $6.7 million decrease in revenues from our engine component business, for which we sold substantially all of the operating assets in April 2016. For additional information see Note 18, “Business Combinations and Divestitures” in the notes to our Consolidated Financial Statements.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the year ended September 30, 2016, increased by $5.0 million, as compared to the year ended September 30, 2015. The increase was driven primarily by the acquisitions of Southern Rewinding, Technibus and Calumet, which contributed $6.9 million of additional gross profit for the year ended September 30, 2016 compared with the year ended September 30, 2015. This increase was partly offset by a $2.0 million reduction in gross profit from our engine component business, for which we sold substantially all of the operating assets in April 2016. Gross profit as a percent of revenue increased from 22.7% for the year ended September 30, 2015 to 27.0% for the year ended September 30, 2016, as a result of higher margins at Calumet and Technibus.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2016 increased by $2.9 million compared to the year ended September 30, 2015. Selling, general and administrative expense as a percentage of revenue increased from 20.3% for the year ended September 30, 2015 to 21.4% for the year ended September 30, 2016. The increase was driven primarily by the acquisitions of Southern Rewinding, Technibus and Calumet, which contributed $3.6 million of additional expense for the year ended September 30, 2016, compared with the year ended September 30, 2015. This increase was partly offset by a $0.5 million reduction in selling, general and administrative expense at our engine component business, for which we sold substantially all of the operating assets in April 2016.

Contingent Consideration. Results of operations from Calumet have outperformed forecast measures used in our original valuation of the contingent consideration agreement, which we calculated following the acquisition of Calumet. As at September 30, 2016, we expected to pay higher contingent consideration because of increased profitability, we recorded additional contingent consideration expense of $0.7 million during the year ended September 30, 2016.

Loss on Sale of Asset. We recognized $0.8 million in conjunction with the write down to net realizable value of certain assets related to our engine component business. The sale of these assets to a third party pursuant to an asset purchase agreement was finalized on April 15, 2016.

Residential

2017 Compared to 2016

	Years Ended September 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$274,039	100.0%	$225,889	100.0%
Cost of services	210,809	76.9%	171,874	76.1%

Gross Profit	63,230	23.1%	54,015	23.9%
Selling, general and administrative expenses	43,689	16.0%	37,585	16.6%
Loss on sale of assets	43	0.0%	1	0.0%

Operating Income	19,498	7.1%	16,429	7.3%

Revenue. Revenues increased $48.2 million during the year ended September 30, 2017, an increase of 21.3% as compared to the year ended September 30, 2016. The increase is driven by our multi-family business, where revenues increased by $33.3 million for the year ended September 30, 2017, compared with the year ended September 30, 2016. We entered the year with a historically high level of backlog, which resulted in increased revenues during fiscal 2017. Single-family construction revenues increased by $16.8 million, primarily driven by our Texas operations. Revenue from solar installations decreased by $2.2 million, and service revenues remained flat for the year ended September 30, 2017, as compared with the same period in 2016.

Gross Profit. During the year ended September 30, 2017, our Residential segment experienced a $9.2 million, or 17.1%, increase in gross profit as compared to the year ended September 30, 2016. Gross profit increased primarily due to a higher volume of work. Gross margin percentage decreased to 23.1% as multi-family projects, which generally have a lower gross margin than single-family projects, were a higher proportion of our total volume during the year ended September 30, 2017, compared with the year ended September 30, 2016.

Selling, General and Administrative Expenses. Our Residential segment experienced a $6.1 million, or 16.2%, increase in selling, general and administrative expenses during the year ended September 30, 2017, compared to the year ended September 30, 2016, primarily related to higher personnel costs, including profit sharing incentives, in support of growth. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased from 16.6% to 16.0% during the year ended September 30, 2017, as we benefited from the increased scale of our operations.

2016 Compared to 2015

	Years Ended September 30,
	2016		2015
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$225,889	100.0%	$206,307	100.0%
Cost of services	171,874	76.1%	164,435	79.7%

Gross Profit	54,015	23.9%	41,872	20.3%
Selling, general and administrative expenses	37,585	16.6%	31,877	15.5%
Loss on sale of assets	1	0.0%	4	0.0%

Operating Income	16,429	7.3%	9,991	4.8%

Revenue. Revenues increased $19.6 million during the year ended September 30, 2016, an increase of 9.5% as compared to the year ended September 30, 2015. Single-family construction revenues increased by $22.2 million, primarily from growth in North Carolina and Georgia, as well as Texas, where the economy experienced continued growth and population expansion. Cable and service activity, as well as revenue from solar installations, also increased year over year. These increases were partly offset by lower revenue for multi-family construction, which decreased by $8.6 million for the year ended September 30, 2016 as compared with the same period in 2015, primarily as a result of delays caused by shortages of qualified labor in other trades.

Gross Profit. During the year ended September 30, 2016, our Residential segment experienced a $12.1 million, or 29.0%, increase in gross profit as compared to the year ended September 30, 2015. Gross profit increased due to higher volume of work across most service lines. Gross margin percentage increased within single-family, as demand for single-family housing increased combined with improved efficiency and favorable commodity prices. Gross margin as a percentage of revenue also increased in our multi-family division, as a result of more competitive pricing and favorable commodity prices. We also recognized higher margins on service and cable work during the year ended September 30, 2016, compared with the year ended September 30, 2015.

Selling, General and Administrative Expenses. Our Residential segment experienced a $5.7 million, or 17.9%, increase in selling, general and administrative expenses during the year ended September 30, 2016, compared to the year ended September 30, 2015. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased 1.1% to 16.6% of segment revenue during the year ended September 30, 2016. The primary driver of the increase was the cost of incentive compensation for our operations managers, which is based on a profit-sharing model, combined with other bonus and commission expense which increased in connection with increased levels of activity and higher profitability.

INTEREST AND OTHER EXPENSE, NET

	Years Ended September 30,
	2017	2016	2015
	(In thousands)
Interest expense	$1,408	$937	$813
Deferred financing charges	294	345	317

Total interest expense	1,702	1,282	1,130

Other (income) expense, net	(165)	(83)	(180)

Total interest and other expense, net	$1,537	$1,199	$950

Interest Expense

During the year ended September 30, 2017, we incurred interest expense of $1.7 million primarily comprised of interest expense from our term loan facility with Wells Fargo Bank, N.A. (“Wells Fargo”), an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $47.5 million. This compares to interest expense of $1.3 million for the year ended September 30, 2016, on a debt balance primarily comprised of our term loan facility with Wells Fargo, an average letter of credit balance of $6.9 million under our revolving credit facility and an average unused line of credit balance of $40.6 million. The increase in interest expense for the year ended September 30, 2017, as compared with the year ended September 30, 2016, is the result of a higher average debt balance, driven by $20.3 million of borrowings in June 2016 in connection with our acquisition of Technibus.

For the year ended September 30, 2015, we incurred interest expense of $1.1 million on a debt balance primarily comprised of our term loan facility with Wells Fargo, an average letter of credit balance of $6.9 million under our revolving credit facility, and an average unused line of credit balance of $45.5 million.

PROVISION FOR INCOME TAXES

For the year ended September 30, 2017, we recorded income tax expense of $5.2 million. Income tax expense was partly offset by a $3.7 million benefit associated with the reversal of a reserve previously established for an uncertain tax provision.

For the year ended September 30, 2016, we recorded a benefit from income tax of $97.1 million. This benefit included $109.0 million attributable to the release of our valuation allowance on certain of our net operating loss carryforwards and other deferred tax assets during the year ended September 30, 2016. This benefit is the result of our assessment at September 30, 2016, that it is more likely than not that we will generate sufficient taxable income to utilize these net operating loss carryforwards and other deferred tax assets.

Our provision for income taxes was $0.7 million for the year ended September 30, 2015. Tax expense for the year ended September 30, 2015, was partly offset by a $0.7 million benefit from a reduction in our valuation allowance as a result of deferred tax liabilities added in connection with the acquisition of Southern Rewinding.

WORKING CAPITAL

During the year ended September 30, 2017, working capital exclusive of cash increased by $9.4 million from September 30, 2016, reflecting a $27.0 million increase in current assets excluding cash and a $17.6 million increase in current liabilities during the period.

During the year ended September 30, 2017, our current assets exclusive of cash increased to $203.5 million, as compared to $176.5 million as of September 30, 2016. The increase included $13.6 million of current assets, exclusive of cash, associated with the NEXT Electric, Freeman and Technical Services acquisitions in fiscal 2017. Accounts receivable and retainage, excluding acquired balances, increased by $8.6 million, primarily driven by increased activity at our Communications segment. The remaining increase was driven by a $1.8 million increase in inventory excluding the inventory acquired in business combinations, offset by a decrease of $2.1 million in costs and estimated earnings in excess of billings. Days sales outstanding increased to 66 at September 30, 2017 from 60 at September 30, 2016. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the year ended September 30, 2017, our total current liabilities increased by $17.6 million to $150.6 million, compared to $133.1 million as of September 30, 2016. The increase was the result of $10.7 million of accounts payable and accrued liabilities added with the NEXT Electric, Freeman and Technical Services acquisitions in fiscal 2017, as well as higher levels of activity at our Residential and Communications segments.

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

As of September 30, 2017, the estimated cost to complete our bonded projects was approximately $35.4 million. We believe the bonding capacity currently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had cash and cash equivalents of $28.3 million and $48.3 million of availability under our revolving credit facility. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our revolving credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our revolving credit facility or raise funds in the capital markets, if needed.

We continue to monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

The Revolving Credit Facility

On April 10, 2017, we entered into a Second Amended and Restated Credit and Security Agreement with Wells Fargo, which was further amended on July 14, 2017, and August 2, 2017 (as amended, the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, our maximum revolver amount increased from $70 million to $100 million, and the maturity date of our revolving credit facility was extended from August 9, 2019 to August 9, 2021. The Amended Credit Agreement also modified our financial covenants by, among other items, implementing a new covenant that requires the Company to maintain a minimum EBITDA (as defined in the Amended Credit Agreement) that will be tested quarterly on a trailing twelve month basis; increasing the minimum Liquidity (as defined in the Amended Credit Agreement) requirement applicable to the Company from 12.5% to 30% of the maximum revolver amount; raising the Company’s required Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) (the “FCCR”) to 1.1:1.0 from 1.0:1.0; and requiring that the FCCR be tested quarterly regardless of the Company’s Liquidity levels.

On July 14, 2017, we entered into an amendment and joinder to our Amended Credit Agreement permitting certain transactions related to our acquisition of NEXT Electric. On August 2, 2017, we entered into an amendment to our Amended Credit Agreement, which modified the definition of EBITDA used in calculating our financial covenants to exclude the results from the Denver and Roanoke branches, up to a maximum exclusion of $5 million for a given measurement period. The amendment also reduced the minimum EBITDA requirement for the quarters ended December 31, 2017 and March 31, 2018 from $32.5 million to $30.0 million and $35.0 million to $32.5 million, respectively. Minimum EBITDA requirements for all other quarters were unchanged.

Terms of the Amended Credit Agreement

The Amended Credit Agreement contains other customary affirmative, negative and financial covenants, as well as events of default.

As of September 30, 2017, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

•	an FCCR, measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0;

•	minimum Liquidity of at least thirty percent (30%) of the Maximum Revolver Amount (as defined in the Amended Credit Agreement), or $30 million, with, for purposes of this covenant, at least fifty percent (50%) of our Liquidity comprised of Excess Availability; and

•	minimum EBITDA, measured at the end of each quarter, of at least the required amount set forth in the following table for the applicable period set forth opposite thereto:

Minimum Amount	Applicable Period
$30.0 million	For each four quarter period ending September 30, 2017, and December 31, 2017
$32.5 million	For the four quarter period ending March 31, 2018
$35.0 million	For each four quarter period ending June 30, 2018 and each quarter-end thereafter

At September 30, 2017, our Liquidity was $76.5 million and our Excess Availability was $48.3 million (or greater than 50% of minimum Liquidity), our FCCR was 8.0:1.0; and our EBITDA, as defined in the Amended Credit Agreement for the year ended September 30, 2017, was $38.2 million.

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

As defined in the Amended Credit Agreement, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses (including, but not limited to, a non-cash impairment charge or write-down), interest expense, income taxes, depreciation and amortization, increases in any change in LIFO reserves, and losses from the wind-down of our Denver and Roanoke branches, up to a maximum exclusion of $5 million for a given measurement period in each case, determined on a consolidated basis in accordance with GAAP; provided, that if any acquisition is consented to by lender after the date of the Amended Credit Agreement, EBITDA for such fiscal period shall be calculated after giving pro forma effect to the acquisition assuming that such transaction has occurred on the first day of such period (including pro forma adjustments arising out of events which are directly attributable to such acquisition, are factually supportable, and are expected to have a continuing impact, in each case to be reasonably agreed to by Lender).

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

At September 30, 2017, we had $6.5 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $30.3 million.

Investments

From time to time, the Company may invest in non-controlling positions in the debt or equity securities of other businesses. In October 2014, our Board of Directors approved an investment policy that permits the Company to invest our cash in liquid and marketable securities that include equities and fixed income securities. Equity securities may include unrestricted, publicly traded stock that is listed on a major exchange or a national, over-the-counter market and that is appropriate for our portfolio objectives, asset class, and/or investment style, and fixed income securities are required to have an investment grade credit quality at the time of purchase.

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

Operating activities provided net cash of $22.3 million during the year ended September 30, 2017, as compared to $25.0 million of net cash provided in the year ended September 30, 2016. The decrease in operating cash flow is the result of decreased net income.

Operating activities provided net cash of $25.0 million during the year ended September 30, 2016, as compared to $11.5 million of net cash provided in the year ended September 30, 2015. The increase in operating cash flow is the result of increased net income, slightly offset by an increase in working capital in connection with the increase in business activity.

Investing Activities

In the year ended September 30, 2017, net cash used in investing activities was $24.5 million as compared to $60.7 million of net cash used by investing activities in the year ended September 30, 2016. Investing activities for the year ended September 30, 2017, include $20.2 million for the acquisition of businesses, as well as $4.6 million of capital expenditures.

In the year ended September 30, 2016, net cash used in investing activities was $60.7 million as compared to $5.9 million of net cash used by investing activities in the year ended September 30, 2015. Investing activities for the year ended September 30, 2016, include $59.5 million for the acquisition of businesses, as well as $3.4 million of capital expenditures. These expenditures were slightly offset by the receipt of $2.2 million from the sale of substantially all of the operating assets of our engine components business. For the year ended September 30, 2015, cash used in investing activities included $3.1 million used for the acquisition of a business and $2.8 million of capital expenditures.

Financing Activities

Financing activities used net cash of $2.7 million in the year ended September 30, 2017, compared to $19.6 million provided in the year ended September 30, 2016. For the year ended September 30, 2017, we used $2.4 million for the repurchase of common stock under the Company’s stock repurchase program. We repurchased an aggregate $2.3 million of common stock in open market transactions, pursuant to the stock repurchase program, and we used an additional $0.1 million for the repurchase of common stock to satisfy employee payroll tax withholding obligations.

In the year ended September 30, 2016, financing activities provided net cash of $19.6 million compared to $3.6 million used in the year ended September 30, 2015. For the year ended September 30, 2016, we borrowed $20.3 million, which we used to partially fund our acquisition of Technibus. Additionally, we used $0.6 million for the repurchase of common stock under the Company’s stock repurchase program, and $0.3 million to collateralize letters of credit outstanding at Technibus. For the year ended September 30, 2015, we used $3.6 million for repurchases of the Company’s common stock under the stock repurchase program. We repurchased an aggregate $3.5 million of common stock from an unrelated, third-party investor and in open market transactions, pursuant to the stock repurchase program, and we used an additional $0.1 million for the repurchase of common stock to satisfy employee payroll tax withholding obligations.

CONTROLLING SHAREHOLDER

Based on a Form 4 filed by Tontine on October 3, 2017, Tontine owns approximately 58% of the Company’s outstanding common stock. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself.

We are a party to a sublease agreement with Tontine Associates, L.L.C., an affiliate of our controlling shareholder, for corporate office space in Greenwich, Connecticut. The sublease extends through April 2019, with monthly payments due in the amount of approximately $8 thousand. The lease has terms at market rates, and payments by the Company are at a rate consistent with that paid by Tontine Associates, L.L.C. to its landlord.

Jeffrey L. Gendell has served as a member of the Board of Directors and as non-executive Chairman of the Board from November 2016 to November 2017. He is the managing member and founder of Tontine, the Company’s controlling shareholder, and the brother of David B. Gendell, who has served as a member of the Board of Directors since February 2012 and as Interim Director of Operations since November 2017 and who previously served as non-executive Vice Chairman of the Board from November 2016 to November 2017 and as non-executive Chairman of the Board from January 2015 to November 2016. David B. Gendell is also an employee of Tontine.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As is common in our industry, we have entered into certain off-balance sheet arrangements that expose us to increased risk. Our significant off-balance sheet transactions include commitments associated with non-cancelable operating leases, letter of credit obligations, firm commitments for materials and surety guarantees.

We enter into operating leases for many of our vehicle and equipment needs. These leases allow us to retain our cash when we do not own the vehicles or equipment, and we pay a monthly lease rental fee. At the end of the lease, we have no further obligation to the lessor. We may cancel or terminate a lease before the end of its term. Typically, we would be liable to the lessor for various lease cancellation or termination costs and the difference between the fair market value of the leased asset and the implied book value of the leased asset as calculated in accordance with the lease agreement.

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2017, $0.5 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2017, $6.0 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2017, we did not have any open purchase commitments.

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

As of September 30, 2017, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$—	$—	$29,434	$—	$29,434
Operating lease obligations	8,553	12,953	5,776	4,461	31,743

Total (1)	$8,553	$12,953	$35,210	$4,461	$61,177

(1)	The tabular amounts exclude the interest obligations that will be created if the debt obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	2018	2019	2020	Thereafter	Total
Standby letters of credit	$6,493	$—	$—	$—	$6,493

Total	$6,493	$—	$—	$—	$6,493

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

Accordingly, we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, accounting for business combinations, the assessment of goodwill and asset impairment, our allowance for doubtful accounts receivable, the recording of our insurance liabilities and estimation of the valuation allowance for deferred tax assets, and unrecognized tax benefits. These accounting policies, as well as others, are described in Note 2, “Summary of Significant Accounting Policies” in the notes to our Consolidated Financial Statements and at relevant sections in this discussion and analysis.

Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, approximately 89% of our revenues are based on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). Approximately 6% of our revenues are earned from contracts where we are paid on a time and materials basis, and approximately 5% of our revenue is earned on a cost plus or other basis. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year.

We complete most of our projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method. Revenues recognized on a percentage-of-completion basis, all of which are fixed price arrangements, comprised approximately 58.9% of our total revenue for the year ended September 30, 2017. The percentage-of-completion method for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Business Combinations. In accounting for business combinations, certain assumptions and estimates are employed in determining the fair value of assets acquired, evaluating the fair value of liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit. These estimates may be affected by factors such as changing market conditions affecting the industries in which we operate. The most significant assumptions requiring judgment involve identifying and estimating the fair value of intangible assets and the associated useful lives for establishing amortization periods. To finalize purchase accounting for significant intangible assets and liabilities, we utilize the services of independent valuation specialists to assist in the determination of the fair value.

Valuation of Intangibles and Long-Lived Assets. We evaluate goodwill for potential impairment at least annually at year end; however, if impairment indicators exist, we will evaluate as needed. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we perform an impairment test by calculating the fair value of the reporting unit and comparing this calculated fair value with the carrying value of the reporting unit. We estimate the fair value of the reporting unit based on the market approach and income approach. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. We did not record goodwill impairment during the years ended September 30, 2017, 2016 or 2015.

Each reporting period, we assess impairment indicators related to long-lived assets and intangible assets. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates could materially impact our results of operations or financial projections. No impairment charges were recorded in the years ended September 30, 2017, 2016 or 2015.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts for unknown collection issues, in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customers’ access to capital, our customers’ willingness to pay, general economic conditions, and the ongoing relationships with our customers. In addition to these factors, the method of accounting for construction contracts requires the review and analysis of not only the net receivables, but also the amount of billings in excess of costs and costs in excess of billings. The analysis management utilizes to assess collectability of our receivables includes detailed review of older balances, analysis of days sales outstanding where we include in the calculation, in addition to accounts receivable balances net of any allowance for doubtful accounts, the level of costs in excess of billings netted against billings in excess of costs and the ratio of accounts receivable, net of any allowance for doubtful accounts plus the level of costs in excess of billings, to revenues. These analyses provide an indication of those amounts billed ahead of or behind the recognition of revenue on our construction contracts and are important to consider in understanding the operational cash flows related to our revenue cycle.

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

Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2017, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient table income within the applicable NOL carryforward periods to realize $86.2 million of its deferred tax assets. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

An inability to generate sufficient taxable income in future periods to realize our deferred tax assets may lead to a future need for a valuation allowance and a corresponding reduction in GAAP net income. Further, any future reduction in the federal statutory tax rate could also cause a reduction in the economic benefit of the NOL available to us and a corresponding charge to reduce the book value of the deferred tax asset recorded on our balance sheet.

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

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2014 and forward are subject to audit as are prior tax years, to the extent of unutilized net operating losses generated in those years.

We anticipate that approximately $3.3 million in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominantly due to the expiration of the statutes of limitation for unrecognized tax benefits.

New Accounting Pronouncements. Recent accounting pronouncements are described in Note 2, “Summary of Significant Accounting Policies — New Accounting Pronouncements” in the notes to our Consolidated Financial Statements and at relevant sections in this discussion and analysis.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs, and commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Credit Facility. For additional information see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

All of the long-term debt outstanding under our revolving credit facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our revolving credit facility as of September 30, 2017 would cause a $0.3 million pre-tax annual increase in interest expense.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

IES Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of IES Holdings, Inc. and subsidiaries (“the Company”) as of September 30, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IES Holdings, Inc. and subsidiaries at September 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IES Holdings, Inc. and subsidiaries internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 8, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

December 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IES Holdings, Inc. and subsidiaries:

We have audited IES Holdings, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). IES Holdings, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal controls of financial reporting did not include the internal controls over Freeman Enclosure Systems, LLC, and NEXT Electric, LLC acquired during the year ended September 30, 2017, which are included in the 2017 consolidated financial statements of IES Holdings, Inc. and subsidiaries. Excluding goodwill and intangible assets, these businesses constituted 5.7% of consolidated total assets as of September 30, 2017 and 2.3% of consolidated revenues of IES Holdings, Inc. and subsidiaries for the year then ended. Our audit of internal control over financial reporting of IES Holdings, Inc. and subsidiaries also did not include the evaluation of the internal control over financial reporting of Freeman Enclosure Systems, LLC, and NEXT Electric, LLC.

In our opinion, IES Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IES Holdings, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2017 and our report dated December 8, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

December 8, 2017

IES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	September 30, 2017	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,290	$32,961
Restricted cash	—	260
Accounts receivable:
Trade, net of allowance	142,946	124,368
Retainage	21,360	20,135
Inventories	16,923	13,236
Costs and estimated earnings in excess of billings	13,438	15,554
Prepaid expenses and other current assets	8,795	3,214

Total current assets	231,752	209,728

Property and equipment, net	24,643	15,694
Goodwill	46,693	39,936
Intangible assets, net	31,413	31,723
Deferred tax assets	86,211	93,549
Other non-current assets	3,782	3,710

Total assets	$424,494	$394,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	120,710	108,822
Billings in excess of costs and estimated earnings	29,918	24,229

Total current liabilities	150,628	133,051

Long-term debt, net of current maturities	29,434	29,257
Other non-current liabilities	4,457	6,832

Total liabilities	184,519	169,140

Noncontrolling interest	3,271	1,795
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 and 22,049,529 shares issued and 21,336,975 and 21,456,539 outstanding, respectively	220	220
Treasury stock, at cost, 712,554 and 592,990 shares, respectively	(6,898)	(4,781)
Additional paid-in capital	196,955	195,221
Retained earnings	46,427	32,745

Total stockholders’ equity	236,704	223,405

Total liabilities and stockholders’ equity	$424,494	$394,340

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Years Ended September 30,
	2017	2016	2015
Revenues	$810,744	$695,993	$573,857
Cost of services	670,246	569,013	473,966

Gross profit	140,498	126,980	99,891
Selling, general and administrative expenses	120,370	100,558	81,416
Contingent consideration	(145)	652	—
(Gain) loss on sale of assets	(69)	810	(13)

Operating income	20,342	24,960	18,488

Interest and other (income) expense:
Interest expense	1,702	1,282	1,130
Other (income) expense, net	(165)	(83)	(180)

Income from continuing operations before income taxes	18,805	23,761	17,538
Provision (benefit) for income taxes	5,211	(97,117)	661

Net income from continuing operations	13,594	120,878	16,877

Net loss from discontinued operations	—	—	(339)

Net income	13,594	120,878	16,538

Net income attributable to noncontrolling interest	(172)	(100)	—

Net income attributable to IES Holdings, Inc.	13,422	120,778	16,538

Unrealized gain on interest hedge, net of tax	—	—	2

Comprehensive income attributable to IES Holdings, Inc.	$13,422	$120,778	$16,540

Income (loss) per share:
Continuing operations	$0.62	$5.63	$0.79
Discontinued operations	—	—	(0.02)

Basic	$0.62	$5.63	$0.77

Diluted income (loss) per share:
Continuing operations	$0.62	$5.62	$0.79
Discontinued operations	—	—	(0.02)

Diluted	$0.62	$5.62	$0.77

Shares used in the computation of income (loss) per share
Basic	21,280,549	21,279,342	21,480,622
Diluted	21,533,254	21,492,339	21,526,188

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		APIC	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2014	22,049,529	$220	(281,829)	$(2,394)	$194,719	$(2)	$(104,571)	$87,972
Grants under compensation plans	—	—	207,874	1,615	(1,615)	—	—	—
Acquisition of treasury stock	—	—	(499,833)	(3,622)	—	—	—	(3,622)
Non-cash compensation	—	—	—	—	524	—	—	524
Interest rate swap	—	—	—	—	—	2	—	2
Shares issued in rights offering	—	—	—	—	—	—	—	—
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	—	16,538	16,538

BALANCE, September 30, 2015	22,049,529	$220	(573,788)	$(4,401)	$193,628	$—	$(88,033)	$101,414

Grants under compensation plans	—	—	5,670	44	(44)	—	—	—
Acquisition of treasury stock	—	—	(59,872)	(685)	95	—	—	(590)
Stock forfeitures	—	—	(7,500)	(72)	72	—	—	—
Options exercised	—	—	42,500	333	(113)	—	—	220
Non-cash compensation	—	—	—	—	1,583	—	—	1,583
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	—	120,778	120,778

BALANCE, September 30, 2016	22,049,529	$220	(592,990)	$(4,781)	$195,221	$—	$32,745	$223,405

Grants under compensation plans	—	—	1,803	15	(15)	—	—	—
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	—	—	59	—	304	363
Acquisition of treasury stock	—	—	(152,860)	(2,367)	—	—	—	(2,367)
Stock forfeitures	—	—	(2,257)	(40)	40	—	—	—
Options exercised	—	—	33,750	275	(57)	—	—	218
Non-cash compensation	—	—	—	—	1,707	—	—	1,707
Increase in noncontrolling interest	—	—	—	—	—		(44)	(44)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	—	13,422	13,422

BALANCE ,September 30, 2017	22,049,529	$220	(712,554)	$(6,898)	$196,955	$—	$46,427	$236,704

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended September 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,594	$120,878	$16,538
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	296	360	269
Deferred financing cost amortization	294	345	316
Depreciation and amortization	9,634	5,664	2,509
Loss (gain) on sale of assets	(69)	810	67
Non-cash compensation expense	1,707	1,583	524
Deferred income taxes	6,899	(98,402)	—
Changes in operating assets and liabilities
Accounts receivable	(7,621)	(22,439)	(15,115)
Inventories	(1,856)	3,897	2,526
Costs and estimated earnings in excess of billings	2,571	(3,236)	(3,727)
Prepaid expenses and other current assets	(6,798)	(1,716)	(1,902)
Other non-current assets	(510)	(1,500)	120
Accounts payable and accrued expenses	(2,829)	19,676	6,654
Billings in excess of costs and estimated earnings	5,898	(936)	3,313
Other non-current liabilities	1,139	(16)	(586)

Net cash provided by operating activities	22,349	24,968	11,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,589)	(3,417)	(2,779)
Proceeds from sales of assets	270	2,225	—
Cash paid in conjunction with business combinations	(20,213)	(59,544)	(3,113)

Net cash used in investing activities	(24,532)	(60,736)	(5,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	5,434	20,289	26
Repayments of debt	(5,432)	(290)	—
Contingent consideration payment	(448)	—	—
Distribution to noncontrolling interest	(153)	—	—
Purchase of treasury stock	(2,367)	(590)	(3,622)
Issuance of shares	218	220	—

Net cash provided by (used in) financing activities	(2,748)	19,629	(3,596)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,931)	(16,139)	2,018
CASH, CASH EQUIVALENTS, and RESTRICTED CASH beginning of period	33,221	49,360	47,342

CASH, CASH EQUIVALENTS, and RESTRICTED CASH end of period	$28,290	$33,221	$49,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$1,521	$1,009	$792
Cash paid for income taxes (net)	$2,429	$1,415	$1,532

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of end-markets. Our operations are currently organized into four principal business segments based upon the nature of our current services:

•	Commercial & Industrial — Provider of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

•	Communications — Nationwide provider of technology infrastructure products and services to large corporations and independent businesses.

•	Infrastructure Solutions — Provider of electro-mechanical solutions for industrial operations.

•	Residential — Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

The words “IES”, the “Company”, “we”, “our”, and “us” refer to IES Holdings, Inc. and, except as otherwise specified herein, to our consolidated subsidiaries.

Our Commercial & Industrial segment offers a broad range of expertise that enables us to provide a wide array of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets. The offerings under our design services platform range from budget assistance to providing design-build and LEED solutions to our end customers. These services are typically integrated with our construction services. Our construction services range from the initial planning and procurement to installation and start-up. The construction services are offered to a variety of new and remodel construction projects including transmission and distribution projects. The maintenance services offered include constant presence, critical plant shutdown, troubleshooting, emergency testing, and preventative maintenance. We provide our services for a variety of project types, including: office buildings, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities and municipal infrastructure and health care facilities. The Commercial & Industrial segment consists of 24 locations, including the segment headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon and the Southeast and Mid-Atlantic regions.

Our Communications segment is a leading provider of network infrastructure services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, high-tech manufacturing, educational and information technology industries, including for Fortune 500 companies. We also provide the design and installation of audio/visual, telephone, fire, wireless access and intrusion alarm systems as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 12 offices, which include our Communications headquarters located in Tempe, Arizona, allowing for dedicated onsite maintenance teams at our customers’ sites.

Our Infrastructure Solutions segment provides electro-mechanical solutions for industrial operations to domestic and international customers. In particular, our electro-mechanical services include the maintenance and repair of alternating current (AC) and direct current (DC) electric motors and generators, as well as power generating and distribution equipment; the manufacture, remanufacture, and repair of industrial lifting magnets; maintenance and repair of railroad main and auxiliary generators, main alternators, and traction motors; and the manufacture of bus duct solutions used in power distribution. This segment serves the steel, railroad, marine, petrochemical,

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

pulp and paper, wind energy, mining, automotive, power generation, scrap yards, and utility industries. Infrastructure Solutions is comprised of 10 locations, headquartered in Ohio. These locations geographically cover Alabama, Georgia, Indiana, Illinois, Ohio, West Virginia and California.

Our Residential segment provides electrical installation services for single-family housing and multi-family apartment complexes and cable television installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment also provides services for the installation of residential solar power, both for new construction and existing residences. The Residential segment is made up of 36 locations, which include our Residential headquarters in Houston, Texas. These locations geographically cover the Sun-Belt, Western and Mid-Atlantic regions of the United States.

Controlling Shareholder

At September 30, 2017, Tontine Associates, L.L.C. and its affiliates (collectively, “Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. For a more complete discussion on our relationship with Tontine, please refer to Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of IES Holdings, Inc. and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Asset Impairment

During the fiscal years ended September 30, 2017, 2016 and 2015, the Company recorded no asset impairment charges.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Inventories

Inventories consist of raw materials, work in process, finished goods, and parts and supplies held for use in the ordinary course of business. Inventory is valued at the lower of cost or market generally using the historical average cost or first-in, first-out (FIFO) method. When circumstances dictate, we write down inventory to its estimated realizable value based on assumptions about future demand, market conditions, plans for disposal, and physical condition of the product. Where shipping and handling costs on inventory purchases are borne by us, these charges are included in inventory and charged to cost of services upon use in our projects or the providing of services.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Debt Issuance Costs

Debt issuance costs are included as a reduction of our debt outstanding, and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $294, $345 and $316, respectively, for the years ended 2017, 2016 and 2015. Remaining unamortized capitalized debt issuance costs were $1,115 and $976 at September 30, 2017, and September 30, 2016, respectively.

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

We recognize revenue on project contracts using the percentage of completion method. Project contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. During the twelve months ended September 30, 2017, we recorded expense of $3,893 related to changes in estimates on two jobs in our Commercial & Industrial segment. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in project contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

Certain divisions in the Residential and Infrastructure Solutions segments use the completed contract method of accounting because the duration of their contracts are short in nature. We recognize revenue on completed contracts when the project is complete and billable to the customer. Provisions for estimated losses on these contracts are recorded in the period such losses are determined.

The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed which management believes will generally be billed and collected within the next twelve months. Also included in this asset, from time to time, are claims and unapproved change orders which are amounts we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Claims are limited to costs incurred and are recorded at estimated realizable value when collection is probable and can be reasonably estimated. We do not recognize profits on project costs incurred in connection with claims. Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred. As of September 30, 2017, 2016 and 2015, there were no material revenues recorded associated with any outstanding claims or unapproved change orders. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized. Billings in excess of costs and estimated earnings are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones or completion of specified units designated within the contract.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be collectible are written off as deemed necessary in the period such determination is made. As is common in our industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. These receivables are primarily associated with a few branches within our Commercial & Industrial segment. Certain other receivables are slow-pay in nature and require us to exercise our contractual or lien rights. Our allowance for doubtful accounts at September 30, 2017 and 2016 was $650 and $736, respectively. We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of September 30, 2017.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation on a quarterly basis. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2017, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient taxable income within the applicable NOL carryforward periods to realize its net deferred tax assets of $86,211. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from these estimates, our results could be affected.

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

The undiscounted ultimate losses of our workers’ compensation, auto and general liability insurance reserves at September 30, 2017, and 2016, was $5,306 and $5,223, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows:

Year Ended September 30:
2018	$1,888
2019	1,124
2020	778
2021	416
2022	193
Thereafter	907

Total	$5,306

We elect to discount the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended September 30, 2017 and 2016, the discount rate used was 1.9 percent and 1.1 percent, respectively. The present value of all insurance reserves for the employee group health claims, workers’ compensation, auto and general liability recorded at September 30, 2017, and 2016 was $6,204 and $5,464, respectively. Our employee group health claims are anticipated to be resolved within the year ended September 30, 2018.

We had letters of credit totaling $5,985 outstanding at September 30, 2017 to collateralize certain of our high deductible insurance obligations.

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

For the years ended September 30, 2017, 2016 and 2015, no indicators of impairments were identified, and no impairment charges were recorded.

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits and accounts receivable. Through delayed payment terms, we at times grant credit, usually without collateral, to our customers, who are generally large public companies, contractors and homebuilders throughout the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, specifically, within the construction, homebuilding and mission

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

critical facility markets. However, we are entitled to payment for work performed and generally have certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to manage potential credit risk. We routinely maintain cash balances in financial institutions in excess of federally insured limits. We periodically assess the financial condition of these institutions where these funds are held and believe the credit risk is minimal. We maintain the majority of our cash and cash equivalents in money market mutual funds. There can be no assurance, however, that we will not be adversely affected by credit risks we face.

No single customer accounted for more than 10% of our consolidated revenues for the years ended September 30, 2017, 2016 and 2015.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable, and a loan agreement. We believe that the carrying value of financial instruments, with the exception of our cost method investment in EnerTech Capital Partners II L.P. (“Enertech”), a private investment fund classified as other non-current assets in the accompanying Consolidated Balance Sheets, approximates their fair value due to their short-term nature. The carrying value of our debt approximates fair value, as debt incurs interest at a variable rate.

We estimate the fair value of our investment in EnerTech (Level 3) using quoted market prices for underlying publicly traded securities, and estimated enterprise values determined using cash flow projections and market multiples of the underlying non-public companies. For additional information, please refer to Note 6, “Detail of Certain Balance Sheet Accounts — Securities and Equity Investments.”

Stock-Based Compensation

We measure and record compensation expense for all share-based payment awards based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. We calculate the fair value of stock options using a binomial option pricing model. The fair value of restricted stock awards and phantom stock unit awards is determined based on the number of shares granted and the closing price of IES’s common stock on the date of grant. For awards vesting upon achievement of a market condition, the likelihood of achieving that market condition is considered in determining the fair value of the grant, which we expense ratably over the vesting period. For awards vesting upon achievement of a performance condition, we record expense based on the grant date fair value when it becomes probable the performance condition will be achieved. Forfeitures are recorded in the period in which they occur. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

Deferred Compensation Plans

The Company maintains a rabbi trust to fund certain deferred compensation plans. The securities held by the trust are classified as trading securities. The investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2017, and 2016. The changes in fair values are recorded as a component of other income (expense) in the Consolidated Statements of Comprehensive Income.

The corresponding deferred compensation liability is included in other non-current liabilities on the Consolidated Balance Sheets and changes in this obligation are recognized as adjustments to compensation expense in the period in which they are determined.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Noncontrolling Interest

In connection with our acquisitions of STR Mechanical, LLC (“STR Mechanical”) in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired 80 percent interests in the entities, and the remaining 20 percent was retained by third party sellers. The interests retained by those third party sellers are identified on our Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of the operating agreements governing these entities, after five years from the dates of the acquisitions, we may elect to purchase, or the third party sellers may require us to purchase, part of all of the remaining 20 percent interests in these entities. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under ASC 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at September 30, 2017, the redemption amount would have been $2,770. See Note 18, “Business Combinations and Divestitures” for further discussion. For the year ended September 30, 2017, we recorded a reduction to retained earnings of $44 to increase the carrying amount of the noncontrolling interest in STR to its redemption amount, if it had been redeemable at September 30, 2017.

Accounting Standards Not Yet Adopted

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

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation, to reduce the diversity in practice and the cost and complexity when changing the terms or conditions of a share-based payment award.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

This update is effective for interim and annual financial reporting periods beginning after December 15, 2017, although early adoption is permitted. The prospective transition method will be required for this new guidance.

We do not expect ASUs 2017-01 or 2017-09 to have a material effect on our Consolidated Financial Statements.

Adoption of New Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other. This update is intended to simplify the subsequent measurement of goodwill by eliminating the second step in the current two-step goodwill impairment test. This update is effective for public entities for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We early adopted the standard at September 30, 2017, and it had no impact on our results of operations, financial position, or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, to standardize the classification of restricted cash and cash equivalents transactions on the statement of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. We adopted this guidance at September 30, 2017. The adoption of this guidance increased our cash used in financing activities for the year ended September 30, 2017 and decreased our cash used in financing activities for the year ended September 30, 2016, each by $260.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (“ASU 2016-09”). ASU 2016-09 eliminates additional paid in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and the accounting for forfeitures is also changing. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted.

We early adopted ASU 2016-09 in the quarter ended December 31, 2016, which required us to reflect any adjustments as of October 1, 2016. We elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized, resulting in a cumulative effect adjustment of $59 to reduce retained earnings for the increase to stock compensation expense. We recorded a cumulative effect adjustment of $363 to increase retained earnings to recognize a deferred tax asset related to tax benefits which were not previously recognized, as the tax deduction related to stock compensation expense resulted in an increase to a net operating loss rather than a reduction to income tax payable. Amendments to the accounting for minimum statutory withholding tax requirements had no impact to retained earnings as of October 1, 2016.

3. CONTROLLING SHAREHOLDER

At September 30, 2017, Tontine was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, the Company has filed a shelf registration statement that registered for resale all of the shares of IES common stock owned by Tontine at the time of registration. As long as the shelf registration statement remains effective, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings, as described in the shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership of IES could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of the Company’s net operating losses (“NOLs”) for federal and state income tax purposes. The Company maintains a tax benefit protection plan (the “NOL Rights Plan”). The NOL Rights Plan was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of ownership or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our severance arrangements.

Jeffrey L. Gendell was appointed as a member of the Board of Directors and as non-executive Chairman of the Board in November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of the Board of Directors since February 2012 and as Interim Director of Operations of the Company since November 2017, and who previously served as non-executive Vice Chairman of the Board from November 2016 to November 2017 and as non-executive Chairman of the Board from January 2015 to November 2016. David B. Gendell is also an employee of Tontine.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years	Years Ended September 30,
		2017	2016
Land	N/A	$1,076	$876
Buildings and Improvements	5-20	11,675	6,457
Machinery and equipment	3-10	23,190	18,215
Information systems	2-8	14,318	14,301
Furniture and fixtures	5-7	1,693	972

		$51,952	$40,821
Less-Accumulated depreciation		(27,862)	(25,307)
Construction in progress		553	180

Property and equipment, net		$24,643	$15,694

Depreciation expense from continuing operations was $3,840, $2,727 and $2,128, respectively, for the years ended September 30, 2017, 2016 and 2015.

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

The following table reconciles the components of the basic and diluted loss per share for the years ended September 30, 2017, 2016 and 2015:

	Years Ended September 30,
	2017	2016	2015
Numerator:
Net income from continuing operations attributable to common shareholders of IES Holdings, Inc.	$13,275	$119,722	$16,792
Increase in noncontrolling interest	44
Net income from continuing operations attributable to restricted shareholders of IES Holdings, Inc.	103	1,056	85

Net income from continuing operations of IES Holdings, Inc.	$13,422	$120,778	$16,877

Net loss from discontinued operations attributable to common shareholders of IES Holdings, Inc.	$—	$—	$(339)

Net loss from discontinued operations of IES Holdings, Inc.	$—	$—	$(339)

Net income attributable to common shareholders	$13,275	$119,722	$16,453
Increase in noncontrolling interest	44
Net income attributable to restricted shareholders	103	1,056	85

Net income of IES Holdings, Inc.	$13,422	$120,778	$16,538

Denominator:
Weighted average common shares outstanding — basic	21,280,549	21,279,342	21,480,622
Effect of dilutive stock options and non-vested restricted stock	252,705	212,997	45,566

Weighted average common and common equivalent shares outstanding — diluted	21,533,254	21,492,339	21,526,188

Basic earnings (loss) per share attributable to IES Holdings, Inc.:

Basic earnings per share from continuing operations	$0.62	$5.63	$0.79
Basic loss per share from discontinued operations	$0.00	$0.00	$(0.02)
Basic earnings per share	$0.62	$5.63	$0.77

Diluted earnings per share attributable to IES Holdings, Inc.:

Diluted earnings per share from continuing operations	$0.62	$5.62	$0.79
Diluted loss per share from discontinued operations	$0.00	$0.00	$(0.02)
Diluted earnings per share	$0.62	$5.62	$0.77

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts on accounts and receivables consists of the following:

	Years Ended September 30,
	2017	2016
Balance at beginning of period	$736	$842
Additions to costs and expenses	294	360
Deductions for uncollectible receivables written off, net of recoveries	(380)	(466)

Balance at end of period	$650	$736

Accounts payable and accrued expenses consist of the following:

	Years Ended September 30,
	2017	2016
Accounts payable, trade	$63,246	$64,963
Accrued compensation and benefits	33,561	26,827
Accrued insurance liabilities	6,204	5,464
Other accrued expenses	17,699	11,568

	$120,710	$108,822

Contracts in progress are as follows:

	Years Ended September 30,
	2017	2016
Costs incurred on contracts in progress	$486,950	$409,075
Estimated earnings	55,606	48,618

	542,556	457,693
Less — Billings to date	(559,036)	(466,368)

Net contracts in progress	$(16,480)	$(8,675)

Costs and estimated earnings in excess of billings	13,438	15,554
Less — Billings in excess of costs and estimated earnings	(29,918)	(24,229)

Net contracts in progress	$(16,480)	$(8,675)

Other non-current assets are comprised of the following:

	Years Ended September 30,
	2017	2016
Executive Savings Plan assets	641	599
Securities and equity investments	558	919
Other	2,583	2,192

Total	$3,782	$3,710

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Securities and Equity Investments

At September 30, 2017, and 2016, we held an investment in EnerTech Capital Partners II L.P. (“EnerTech”), a private investment fund. As our investment was 2.21% of the overall ownership in EnerTech at September 30, 2017, and 2016, we account for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. During the year ended September 30, 2017, we collected a distribution of $361, reducing the carrying value of our investment. The carrying value of our investment in EnerTech at September 30, 2017, and 2016 was $558, and $919, respectively.

The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of September 30, 2017, and 2016:

	Years Ended September 30,
	2017	2016
Carrying value	$558	$919
Unrealized gains	171	159

Fair value	$729	$1,078

At each reporting date, the Company performs an evaluation of impairment for securities to determine if any unrealized losses are other-than-temporary. For equity securities, this evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset and liability management objectives and securities portfolio objectives. Based on the results of this evaluation, we believe the unrealized gain at September 30, 2017 indicated our investment was not impaired.

In December 2016, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund through December 31, 2017. The fund is expected to terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2018, with the consent of the fund’s valuation committee.

7. DEBT

Debt consists of the following:

	September 30, 2017	September 30, 2016
Revolving loan (long-term debt)	$ 30,257	$ 30,233
Debt issuance costs	($ 1,115)	($ 976)
Other long-term debt	292	—

Total debt	$ 29,434	$ 29,257

At September 30, 2017, we had $48,260 available to us under our revolving credit facility, $6,493 in outstanding letters of credit with Wells Fargo and $30,257 outstanding borrowings on our term loan facility under our revolving credit facility (our “revolving loan”). All amounts outstanding under our Revolving Loan are due and payable in 2021, upon expiration of our revolving credit facility, and all amounts described as available are available without triggering our financial covenant under the credit facility.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Our weighted-average annual interest rate on these borrowings was 3.04% at September 30, 2017, and 2.73% at September 30, 2016. For the years ended September 30, 2017, 2016 and 2015, we incurred interest expense of $1,702, $1,282 and $1,130, respectively.

The Revolving Credit Facility

On April 10, 2017, we entered into a Second Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A., which was further amended on August 2, 2017 (as amended, the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, our maximum revolver amount increased from $70,000 to $100,000, and the maturity date of our revolving credit facility was extended from August 9, 2019 to August 9, 2021. The Amended Credit Agreement also modified our financial covenants by, among other items, implementing a new covenant that requires the Company to maintain a minimum EBITDA (as defined in the Amended Credit Agreement) that will be tested quarterly on a trailing twelve month basis; increasing the minimum Liquidity (as defined in the Amended Credit Agreement) requirement applicable to the Company from 12.5% to 30% of the maximum revolver amount; raising the Company’s required Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) (the “FCCR”) to 1.1:1.0 from 1.0:1.0; and requiring that the FCCR be tested quarterly regardless of the Company’s Liquidity levels.

Terms of the Amended Credit Agreement

The Amended Credit Agreement contains other customary affirmative, negative and financial covenants, as well as events of default.

As of September 30, 2017, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

•	an FCCR, measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0;

•	minimum Liquidity of at least thirty percent (30%) of the Maximum Revolver Amount (as defined in the Amended Credit Agreement), or $30,000; with, for purposes of this covenant, at least fifty percent (50%) of our Liquidity comprised of Excess Availability; and

•	minimum EBITDA, measured at the end of each quarter, of at least the required amount set forth in the following table for the applicable period set forth opposite thereto:

Minimum Amount	Applicable Period
$30,000	For each four quarter period ending September 30, 2017, and December 31, 2017
$32,500	For the four quarter period ending March 31, 2018
$35,000	For each four quarter period ending June 30, 2018 and each quarter-end thereafter

At September 30, 2017, our Liquidity was $76,549 and our Excess Availability was $48,260 (or greater than 50% of minimum Liquidity), our FCCR was 8.0:1.0; and our EBITDA, as defined in the Amended Credit Agreement for the year ended September 30, 2017 was $38,227.

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

As defined in the Amended Credit Agreement, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses (including, but not limited to, a non-cash impairment charge or write-down), interest expense, income taxes, depreciation and amortization, increases in any change in LIFO reserves and losses from the wind-down of our Denver and Roanoke branches, up to a maximum exclusion of $5,000 for a given measurement period, in each case, determined on a consolidated basis in accordance with GAAP; provided, that if any acquisition is consented to by lender after the date of the Amended Credit Agreement, EBITDA for such fiscal period shall be calculated after giving pro forma effect to the acquisition assuming that such transaction has occurred on the first day of such period (including pro forma adjustments arising out of events which are directly attributable to such acquisition, are factually supportable, and are expected to have a continuing impact, in each case to be reasonably agreed to by Lender).

If in the future our Liquidity falls below $30,000 (or Excess Availability falls below 50% of our minimum Liquidity), our FCCR is less than 1.1:1.0, we fail to meet our minimum EBITDA requirement, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under the Amended Credit Agreement, it would result in an event of default under the Amended Credit Agreement, which could result in some or all of our indebtedness becoming immediately due and payable.

At September 30, 2017, the carrying value of amounts outstanding on our revolving credit facility approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a Level 2 measurement.

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

Rent expense was $6,990, $5,868 and $5,295 for the years ended September 30, 2017, 2016 and 2015, respectively.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Future minimum lease payments under these non-cancelable operating leases with terms in excess of one year are as follows:

Year Ended September 30:
2018	$8,553
2019	7,325
2020	5,627
2021	3,457
2022	2,320
Thereafter	4,461

Total	$31,743

9. INCOME TAXES

Federal and state income tax provisions for continuing operations are as follows:

	Years Ended September 30,
	2017	2016	2015
Federal:
Current	$(3,092)	$762	$417
Deferred	6,384	(97,093)	(564)
State:
Current	1,432	952	729
Deferred	487	(1,738)	79

	$5,211	$(97,117)	$661

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income (loss) before income taxes as follows:

	Years Ended September 30,
	2017	2016	2015
Provision (benefit) at the statutory rate	$6,582	$8,316	$6,139
Increase resulting from:
Alternative minimum tax	—	—	417
Non-deductible expenses	966	1,557	753
Long-lived assets	—	—	69
State income taxes, net of federal deduction	1,003	1,105	937
Change in valuation allowance	142
Contingent tax liabilities	—	—	51
Other	17	—	54
Decrease resulting from:
Change in valuation allowance	—	(108,987)	(7,034)
Valuation allowance adjustment — acquisitions	—	—	(725)
Contingent tax liabilities	(3,499)	(96)	—
Other	—	988	—

	$5,211	$(97,117)	$661

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	Years Ended September 30,
	2017	2016
Deferred income tax assets:
Allowance for doubtful accounts	$243	$280
Accrued expenses	12,915	10,729
Net operating loss carryforward	77,497	86,280
Various reserves	1,807	1,410
Equity losses in affiliate	82	84
Share-based compensation	1,570	1,012
Capital loss carryforward	337	338
Other	3,195	3,185

Subtotal	97,646	103,318
Less valuation allowance	2,366	2,224

Total deferred income tax assets	$95,280	$101,094

Deferred income tax liabilities:
Property and equipment	$2,019	$1,517
Intangible assets	6,548	5,629
Other	502	399

Total deferred income tax liabilities	9,069	7,545

Net deferred income tax assets	$86,211	$93,549

In fiscal 2017, the valuation allowance on our deferred tax assets increased by $142, which is included in “Provision (benefits) for income taxes” in our Consolidated Comprehensive Income Statement.

In 2002, we adopted a tax accounting method change that allowed us to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. We believe the realization of the additional tax basis in goodwill is not more likely than not and have not recorded a deferred tax asset. Although a deferred tax asset has not been recorded through September 30, 2017, we have derived a cumulative cash tax reduction of $11,487 from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. In addition, the amortization of the additional tax goodwill has resulted in additional federal net operating loss carry forwards of $142,052 and state net operating loss carry forwards of $6,188. We believe the realization of the additional net operating loss carry forwards is not more likely than not and have not recorded a deferred tax asset. We have a tax basis of $3,411 in additional tax goodwill that will be amortized during the year ended September 30, 2018.

As of September 30, 2017, we had available approximately $378,274 of federal net tax operating loss carry forward for federal income tax purposes, including $142,052 resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2026. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our utilization after the change in control date of our net operating loss in existence as of the change of control date was subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses was approximately $20,000 for the first five tax years subsequent to the change in ownership and $16,000 thereafter. Approximately $300,400 of federal net

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

operating losses will not be subject to this limitation. Also, after applying the Section 382 limitation to available state net operating loss carry forwards, we had available approximately $77,373 state net tax operating loss carry forwards, including $6,188 resulting from the additional amortization of tax goodwill which begins to expire as of September 30, 2018. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2017, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe that $6,347 and $427 of federal and state deferred tax assets, respectively, will be realized by offsetting reversing deferred tax liabilities. In addition, we have $587 of net state deferred tax assets that we expect will be realized, and therefore valuation allowances were not provided for these assets. As a result, we have recorded a net deferred tax asset of $86,211 on our Consolidated Balance Sheets. We will continue to evaluate the appropriateness of our remaining deferred tax assets and need for valuation allowances on a quarterly basis. Further, any future reduction in the federal statutory tax rate could result in a charge to reduce the book value of the net deferred tax assets recorded on our Consolidated Balance Sheet.

As a result of the reorganization and related adjustment to the book basis in goodwill, we have tax basis in excess of book basis in amortizable goodwill of approximately $24,012. The tax basis in amortizable goodwill in excess of book basis is not reflected as a deferred tax asset. To the extent the amortization of the excess tax basis results in a cash tax benefit, the benefit will first go to reduce goodwill, then other long-term intangible assets, and then tax expense.

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

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	Years Ended September 30,
	2017	2016
Balance at October 1,	$55,867	$55,963
Additions for position related to current year	207	—
Additions for positions of prior years	—	—
Reduction resulting from the lapse of the applicable statutes of limitations	3,707	27
Reduction resulting from positions of prior years	399	69
Reduction resulting from settlement of positions of prior years	—	—

Balance at September 30,	$51,968	$55,867

As of September 30, 2017, and 2016, $51,968 and $55,867, respectively, of unrecognized tax benefits would result in a decrease in the provision for income tax expense, of which $50,180 and $50,581 for each of those

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

years, respectively, relates to net operating loss from additional goodwill resulting from the tax accounting method change discussed above. We believe the realization of the net operating losses resulting from the tax accounting method change is not more likely than not and have not recorded a deferred tax asset. However, if we are partially or fully successful in defending our tax accounting method change we may realize a portion or all of the deferred tax asset related to this net operating loss. We anticipate that approximately $3,284 in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits.

We had approximately $14 and $11 accrued for the payment of interest and penalties at September 30, 2017, and 2016, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2014, and forward are subject to federal audit as are tax years prior to September 30, 2014, to the extent of unutilized net operating losses generated in those years. The tax years ended September 30, 2013, and forward are subject to state audits as are tax years prior to September 30, 2013, to the extent of unutilized net operating losses generated in those years.

10. OPERATING SEGMENTS

We manage and measure performance of our business in four distinct operating segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its President.

Transactions between segments, if any, are eliminated in consolidation. Our corporate office provides general and administrative, as well as support services, to our four operating segments. Management allocates certain shared costs between segments for selling, general and administrative expenses and depreciation expense.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Segment information for the years ended September 30, 2017, 2016 and 2015 is as follows:

	Years Ended September 30, 2017
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$227,606	$225,275	$83,824	$274,039	$—	$810,744
Cost of services	208,619	187,419	63,399	210,809	—	670,246

Gross profit	18,987	37,856	20,425	63,230	—	140,498
Selling, general and administrative	20,170	24,219	17,859	43,689	14,433	120,370
Contingent consideration	—	—	(145)	—	—	(145)
Loss (gain) on sale of assets	(32)	(1)	(79)	43	—	(69)

Income (loss) from operations	$(1,151)	$13,638	$2,790	$19,498	$(14,433)	$20,342

Other data:
Depreciation and amortization expense	$1,648	$740	$6,412	$565	$269	$9,634
Capital expenditures	$1,241	$2,046	$538	$561	$203	$4,589
Total assets	$84,756	$63,917	$106,114	$51,994	$117,713	$424,494

	Years Ended September 30, 2016
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$222,466	$189,635	$58,003	$225,889	$—	$695,993
Cost of services	197,679	157,104	42,356	171,874	—	569,013

Gross profit	24,787	32,531	15,647	54,015	—	126,980
Selling, general and administrative	17,169	20,839	12,404	37,585	12,561	100,558
Contingent consideration	—	—	652	—	—	652
Loss (gain) on sale of assets	(17)	—	826	1	—	810

Income (loss) from operations	$7,635	$11,692	$1,765	$16,429	$(12,561)	$24,960

Other data:
Depreciation and amortization expense	$1,234	$577	$3,072	$509	$272	$5,664
Capital expenditures	$795	$1,102	$721	$704	$95	$3,417
Total assets	$59,763	$68,018	$89,447	$43,195	$133,917	$394,340

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Years Ended September 30, 2015
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$178,865	$141,858	$46,827	$206,307	$—	$573,857
Cost of services	157,322	116,015	36,194	164,435	—	473,966

Gross profit	21,543	25,843	10,633	41,872	—	99,891
Selling, general and administrative	15,027	15,735	9,498	31,877	9,279	81,416
Loss (gain) on sale of assets	(11)	(18)	12	4	—	(13)

Income (loss) from operations	$6,527	$10,126	$1,123	$9,991	$(9,279)	$18,488

Other data:
Depreciation and amortization expense	$283	$512	$952	$485	$277	$2,509
Capital expenditures	$391	$675	$1,197	$352	$164	$2,779
Total assets	$44,156	$49,500	$30,112	$37,755	$64,156	$225,679

11. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, which was amended and restated effective February 9, 2016, following approval by shareholders at the Company’s 2016 Annual Shareholders’ Meeting, provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the amended and restated 2006 Equity Incentive Plan, of which approximately 1,060,191 shares are available for issuance at September 30, 2017.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. The Company initiated the program in February 2015 and during the year ended September 30, 2016, pursuant to the program, we repurchased 46,929 shares of common stock at an average price of $11.07 per share. We repurchased 145,484 shares of our common stock during the year ended September 30, 2017, in open market transactions at an average price of $15.37 per share.

Treasury Stock

During the year ended September 30, 2017, we repurchased 7,376 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, 145,484 shares of common stock were repurchased on the open market pursuant to our share repurchase program, and 2,257 shares of common stock were forfeited by former employees and returned

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

to treasury stock. During the year ended September 30, 2017, we issued 1,803 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation, and 33,750 unrestricted shares of common stock to satisfy the exercise of outstanding options.

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

Restricted Stock

During the years ended September 30, 2017, 2016 and 2015, we recognized $538, $522, and $290, respectively, in compensation expense related to our restricted stock awards. At September 30, 2017, the unamortized compensation cost related to outstanding unvested restricted stock was $275. We expect to recognize the entire $275 of the unamortized compensation expense during the year ended September 30, 2018. A summary of restricted stock awards for the years ended September 30, 2017, 2016 and 2015 is provided in the table below:

	Years Ended September 30,
	2017	2016	2015
Unvested at beginning of year	174,334	207,166	57,666
Granted	—	—	194,000
Vested	(31,409)	(25,332)	(44,500)
Forfeited	(2,257)	(7,500)	—

Unvested at end of year	140,668	174,334	207,166

The fair value of shares vesting during the years ended September 30, 2017, 2016 and 2015 was $460, $304 and $353, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting. The weighted average grant date fair value of unvested restricted stock at September 30, 2017, was $8.62.

All the restricted shares granted under the Amended Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the years ended September 30, 2017, 2016 and 2015, we recognized $167, $136, and $224, respectively, in compensation expense related to these grants.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Performance Based Phantom Stock Units

A performance based phantom stock unit (a “PPSU”) is a contractual right to receive one share of the Company’s common stock. The PPSUs will generally become vested, if at all, upon the achievement of certain specified performance objectives and continued performance of services through mid-December 2018. In the year ended September 30, 2016, the Company granted an aggregate of 420,000 three-year performance-based PPSUs. The vesting of these awards is subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels. For the years ended September 30, 2017, and 2016, we recognized $959, and $808, respectively, in compensation expense related to these grants.

Performance Cash Units

Performance based phantom cash units (“PPCUs”) are a contractual right to cash payment. The PPCUs will generally become vested, if at all, upon achievement of certain specified performance objectives. For the years ended September 30, 2017, and 2016, we recognized compensation expense of $331 and zero, respectively, in compensation expense related to these grants.

Stock Options

We utilized a binomial option pricing model to measure the fair value of stock options granted. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is not considered under the binomial option pricing model that we utilize. We did not issue stock options during the years ended September 30, 2017, and 2016. The assumptions used in the fair value method calculation for the year ended September 30, 2015, are disclosed in the following table:

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

Upon adoption of ASU 2016-09 in the quarter ended December 31, 2016, which required us to reflect any adjustments as of October 1, 2016, we elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized. This election resulted in a cumulative effect adjustment of $59 to reduce retained earnings for the increase to stock compensation expense.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes activity under our stock option plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2014	170,000	$5.46
Options granted	37,000	7.25
Exercised	—	—
Forfeited and Cancelled	(74,000)	5.76

Outstanding, September 30, 2015	133,000	$5.79

Options granted	—	—
Exercised	42,500	5.17
Forfeited and Cancelled	(11,000)	3.60

Outstanding, September 30, 2016	79,500	$6.43

Options granted	—	—
Exercised	33,750	6.46
Forfeited and Cancelled	—	—

Outstanding, September 30, 2017	45,750	$6.42

The following table summarizes options outstanding and exercisable at September 30, 2017:

Exercise Prices	Outstanding as of September 30, 2017	Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable as of September 30, 2017	Weighted- Average Exercise Price
$5.76	25,500	5.58	$5.76	25,500	$5.76
$7.27	11,000	7.29	$7.27	11,000	$7.27
$7.21	9,250	7.34	$7.21	9,250	$7.21

	45,750		$6.42	45,750	$6.75

Our 2011 options vested over a three year period at a rate of one-third per year upon the annual anniversary date of the grant. Our 2013 and 2015 options cliff vested at the end of a two year period ending at the anniversary date of the grant. All options expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then issue new shares. Unexercised stock options expire July 2021, May 2023, January 2025 and February 2025.

During the years ended September 30, 2017, 2016 and 2015, we recognized $23, $70 and $(45), respectively, in compensation expense related to our stock option awards.

The intrinsic value of stock options outstanding and exercisable was $306 and $286 at September 30, 2017, and 2016, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

12. RELATED-PARTY TRANSACTIONS

The Company is a party to a sublease agreement with Tontine Associates, L.L.C., an affiliate of Tontine, for corporate office space in Greenwich, Connecticut. The lease was renewed for a three-year term in April 2016 with an increase in the monthly rent to $8, reflecting the increase paid by Tontine Associates, L.L.C. to its

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

landlord and the Company’s increased use of the corporate office space. The lease has terms at market rates and payments by the Company are at a rate consistent with that paid by Tontine Associates, L.L.C. to its landlord. See Note 3, “Controlling Shareholder” for additional information regarding Tontine.

13. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. We recognized $1,157, $737, and $387 in matching expenses in fiscal years 2017, 2016 and 2015, respectively.

Executive Savings Plan

Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a plan year. The Human Resources and Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose. No compensation earned during the years ended September 30, 2017, 2016 or 2015 was deferred under this plan.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $815 and $875 recorded as of September 30, 2017 and 2016, respectively. We recognized compensation expense related to these agreements of zero, $65, and $11 during the years ended September 30, 2017, 2016 and 2015, respectively.

Multiemployer Pension Plan

Infrastructure Solutions participates in a multiemployer direct benefit pension plan for employees covered under our collective bargaining agreement. We do not administer the plan. We do not significantly participate in this plan. As of December 31, 2016, this plan was funded at 82.82%.

14. FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	September 30, 2017
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$641	$641	$—
Executive savings plan liabilities	(529)	(529)	—
Contingent consideration liability	(786)	—	(786)

Total	$(674)	$112	$(786)

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

Contingent consideration liabilities are related to our acquisitions of Calumet Armature & Electric, LLC (“Calumet”) in October 2015, Freeman Enclosure Systems, LLC and its affiliate Strategic Edge LLC (together, “Freeman”) in March 2017, and Technical Services II, LLC (“Technical Services”) in June 2017. At September 30, 2017, we estimated the fair value of the contingent consideration liability at $786. The table below presents a reconciliation of the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair Value at September 30, 2016	$1,100
Issuances	366
Settlements	(535)
Adjustments to Fair Value	(145)

Fair Value at September 30, 2017	$786

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

15. INVENTORY

Inventories consist of the following components:

	September 30, 2017	September 30, 2016
Raw materials	$4,104	$2,538
Work in process	3,731	4,158
Finished goods	1,692	1,558
Parts and supplies	7,396	4,982

Total inventories	$16,923	$13,236

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a progression of goodwill by segment for the years ended September 30, 2017, 2016 and 2015:

	Commercial & Industrial	Infrastructure Solutions	Residential	Total
Balance at September 30, 2015	$—	$8,618	$8,631	$17,249
Acquisitions “Note 18”	3,806	19,458	—	23,264
Divestitures “Note 18”	—	(577)	—	(577)

Balance at September 30, 2016	3,806	27,499	8,631	39,936
Acquisitions “Note 18”	3,411	3,710	—	7,121
Divestitures “Note 18”	—	(51)	—	(51)
Purchase Accounting Adjustments	(41)	(272)	—	(313)

Balance at September 30, 2017	$7,176	$30,886	$8,631	$46,693

Based upon the results of our annual impairment analysis, the fair value of our Infrastructure Solutions and Commercial & Industrial segments exceeded the book value at September 30, 2017, and warranted no impairment. We evaluated goodwill attributable to our Residential segment qualitatively, and have concluded no impairment is indicated.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)	September 30, 2017
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$4,643	$440	$4,203
Technical library	20	400	81	319
Customer relationships	6 - 15	31,115	4,741	26,374
Developed technology	4	—	—	—
Backlog	1	2,412	2,130	282
Construction contracts	1	2,399	2,164	235

Total		$40,969	$9,556	$31,413

	Estimated Useful Lives (in Years)	September 30, 2016
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$3,845	$139	$3,706
Technical library	20	400	61	339
Customer relationships	6 - 15	27,414	2,003	25,411
Developed technology	4	400	358	42
Backlog	1	1,621	545	1,076
Construction contracts	1	2,191	1,042	1,149

Total		$35,871	$4,148	$31,723

For the years ended September 30, 2017, 2016 and 2015, amortization expense of intangible assets was $5,766, $2,936 and $381, respectively. Our future amortization expense for years ended September 30, is as follows:

Year Ended September 30,
2018	$3,867
2019	3,252
2020	3,167
2021	2,865
2022	2,795
Thereafter	15,467

Total	$31,413

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

Based on the settlement reached in the 2005 arbitration, we moved for, and the District Court granted us, summary judgment, dismissing all of Capstone’s claims in the 2013 lawsuit. Capstone appealed, and in April 2016, the 10th Court of Appeals, Waco, Texas Division, reversed the ruling with respect to the indemnity claims and remanded the case back to the District Court. The Texas Supreme Court subsequently denied our petition to review this decision and our motion for rehearing, and our subsequent motion for summary judgment at the District Court level was denied.

The Company attended mediation in June 2017 and did not reach a settlement. The Company understands that the University reached a settlement in principle with all parties except IES, and that Capstone assigned its claims for indemnity against IES to the University as a part of the settlement agreement. The University has not formally asserted any damages against IES on that claim. In October 2017, the University and IES participated in a second mediation but no settlement was reached. There is no current trial setting in this matter, but it is likely to be set for trial during 2018 if no settlement is reached.

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

USAMRIID Claim

On December 6, 2017, IES Commercial, Inc. filed suit in the United States District Court of Maryland in the matter USA for the use and benefit of IES Commercial, Inc. and IES Commercial, Inc. v. Manhattan Construction Co., Torcon, Inc., Manhattan Torcon A Joint Venture, Federal Ins. Co., Fidelity & Deposit Co. of Maryland, Zurich American Ins. Co., and Travelers Casualty & Surety Co. This suit relates to a large project which has been ongoing since 2009, and was scheduled for completion in early 2013. As the Company previously disclosed, the Company entered into a subcontract in 2009 with Manhattan Torcon A Joint Venture to perform subcontracting services at the U.S. Army Medical Research Institute for Infectious Diseases (“USAMRIID”) replacement facility project for a contract value of approximately $61,146, subject to additions or deductions.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Because of delays on the project and additional work the Company performed, the Company believes it is owed approximately $21,000 for claims incurred as of August 31, 2017 and an additional approximate $4,500 for claims the Company expects to incur from August 31, 2017 through completion of the project.

Given the uncertainty litigation poses, the Company has not recorded any recovery in connection with this claim. There can be no assurance that the Company will prevail in this litigation matter or that, if the Company does prevail, it will receive an amount substantially similar to the amount sought or not receive a significantly lower award.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses up to the deductible amounts, or losses that are not covered under our policies, are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2017 and September 30, 2016, we had $6,204 and $5,464, respectively, accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of September 30, 2017 and September 30, 2016, we had $218 and $235, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2017, $5,985 of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of September 30, 2017, the estimated cost to complete our bonded projects was approximately $35,389. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2017, $508 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2017, we had no such commitments.

18. BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

The Company completed three acquisitions in the year ended September 30, 2017:

•	Freeman Enclosure Systems, LLC — We acquired 100% of the membership interests and associated real estate of Freeman and its affiliate Strategic Edge, LLC on March 16, 2017. Strategic Edge, LLC was subsequently merged into Freeman, with Freeman as the surviving entity. Freeman is included in our Infrastructure Solutions segment. Freeman’s ability to manufacture custom generator enclosures has expanded our solutions offering.

•	Technical Services II, LLC — STR Mechanical, our 80% owned subsidiary which is consolidated, acquired all of the membership interests of Technical Services, a Chesapeake, Virginia-based provider of mechanical maintenance services, including commercial heating, ventilation and air conditioning, food service equipment, electrical and plumbing services, on June 15, 2017. Technical Services will operate as a subsidiary of STR Mechanical within the Company’s Commercial & Industrial segment. The acquisition of Technical Services has expanded our geographic reach and diversified our customer base for mechanical maintenance services.

•	NEXT Electric, LLC — On July 14, 2017, the Company acquired 80% of the membership interests of NEXT Electric, a Milwaukee, Wisconsin-based electrical contractor specializing in the design, installation and maintenance of electrical systems for commercial, industrial, healthcare, water treatment and education end markets. NEXT Electric will operate within the Company’s Commercial & Industrial segment.

The total aggregate consideration of $20,979 for these three acquisitions includes aggregate cash consideration of $20,613 and contingent consideration in connection with the Freeman and Technical Services acquisitions with aggregate acquisition date fair value estimated at $366. Of the cash consideration, $20,213 was paid on the various acquisition dates, and the remaining $400 is payable within 18 months of the transaction date, after deducting certain seller liabilities. The fair value of the contingent consideration liability was estimated at $786 as of September 30, 2017 and is included in other non-current liabilities on our condensed consolidated balance sheets.

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

Current assets	$13,578
Property and equipment	8,319
Intangible assets (primarily customer relationships)	5,498
Goodwill	7,121
Current liabilities	(10,696)
Long term liabilities	(314)
Deferred tax liability	(1,114)
Noncontrolling interest	(1,413)

Net assets acquired	$20,979

With regard to goodwill, the balance is attributable to the workforce of the acquired business and other intangibles that do not qualify for separate recognition. In connection with the Freeman, Technical Services and NEXT Electric transactions, we acquired goodwill of $7,121, of which $3,411 is tax deductible.

In conjunction with these acquisitions, we acquired receivables totaling $11,223, of which we estimate none to be uncollectible at the date of acquisition.

In the aggregate, these three acquisitions contributed $18,413 in additional revenue and $137 in additional operating income during the year ended September 30, 2017.

Noncontrolling Interest

Our agreements governing the operations of STR and NEXT Electric contain a provision where, at any time after five years from the acquisition date, we may purchase all or a portion of the 20% noncontrolling interest. Pursuant to this provision, we may purchase the noncontrolling interest, or, with notice, the noncontrolling interest holders may cause us to purchase their interests, for a contractually determined price based on the trailing 2 year earnings before interest, taxes, depreciation, and amortization of STR and NEXT Electric, calculated at the time of the purchase.

As of the acquisition date, the fair value of the noncontrolling interest in STR and NEXT Electric was equal to 20% of the overall fair value of STR and NEXT Electric.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma results of operations include the results of the three acquisitions completed during year ended September 30, 2017, as described above, as if each had been acquired as of October 1, 2015, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, finalization of the valuations of deferred taxes, fixed assets, and certain intangible assets, as well as other factors, many of which are beyond IES’s control. Cost savings and other synergy benefits resulting from the business combination have not been included in pro forma results.

The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as the recording of depreciation expense in connection with fair value adjustments to property and equipment, amortization expense in connection with recording acquired identifiable intangible assets at fair value, and interest expense calculated on the $20,000 drawn on the Company’s available line of credit at a rate of 2.5%. The unaudited pro forma financial information also includes the effect of certain non-recurring items as of October 1, 2015 such as $665 of tax benefits and acquisition related costs of $458 incurred during the year ended September 30, 2017, which are shown as if they had been incurred on October 1, 2015.

The supplemental pro forma results of operations for the years ended September 30, 2017 and 2016, as if the acquisitions had been completed on October 1, 2015, are as follows:

	Unaudited
	Year Ended September 30, 2017	Year Ended September 30, 2016
Revenues	$855,783	$778,781
Net Income	$13,676	$118,071

Divestitures

In February 2016, our Board of Directors approved a plan for the sale of substantially all of the operating assets of HK Engine Components, LLC (“HK”), a wholly-owned subsidiary of the Company operating in the Infrastructure Solutions segment. In connection with the sale, we allocated $577 of goodwill to the disposal group. In conjunction with the write down of these assets to their net realizable value of $2,200, we then recognized a loss of $821, recorded within “(Gain) loss on sale of assets” within our Consolidated Statement of Comprehensive Income for the year ended September 30, 2016. The sale of these assets to a third party was completed on April 15, 2016.

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly financial information for the years ended September 30, 2017 and 2016 are summarized as follows:

	Fiscal Year Ended September 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$192,178	$203,662	$208,323	$206,581
Gross profit	$35,182	$31,814	$35,398	$38,104
Net income attributable to IES Holdings, Inc.	$3,872	$536	$5,868	$3,146

Earnings per share:
Basic	$0.18	$0.02	$0.27	$0.15
Diluted	$0.18	$0.02	$0.27	$0.14

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

	Fiscal Year Ended September 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$150,766	$159,981	$179,599	$205,647
Gross profit	$27,633	$27,812	$33,997	$37,538
Net income attributable to IES Holdings, Inc.	$5,799	$2,194	$10,805	$101,980

Earnings per share:
Basic	$0.27	$0.10	$0.50	$4.75
Diluted	$0.27	$0.10	$0.50	$4.74

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on this assessment, our management determined that our disclosure controls and procedures were effective as of September 30, 2017.

In conducting management’s evaluation of the effectiveness of the Company’s internal controls over financial reporting, we have excluded Freeman Enclosure Systems, LLC and NEXT Electric, LLC because they were acquired during the year ended September 30, 2017. Excluding goodwill and intangible assets, these operations accounted for less than 6% of our total assets and less than 3% of our consolidated revenues for the year then ended.

Ernst & Young LLP, an independent registered public accounting firm that has audited the Company’s financial statements as of and for the three-year period ended September 30, 2017, has issued a report on their audit of management’s internal control over financial reporting, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be included Item 10 of Part III of this Annual Report on Form 10-K is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than December 31, 2017.

Item 11.	Executive Compensation

The information required to be included in Item 11 of Part III of this Annual Report on Form 10-K is incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required to be included in Item 12 of Part III of this Annual Report on Form 10-K is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of September 30, 2017 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 11, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements set forth in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—		—	1,060,191	(1)
Equity compensation plans not approved by security holders	453,750	(2)	$6.42	—

(1)	Represents shares available for issuance under the Company’s 2006 Equity Incentive Plan, which was amended and restated effective February 9, 2016 (the “Amended Plan”), following approval by shareholders at the Company’s annual stockholders’ meeting. This plan provides for the granting or awarding of stock options, stock, restricted stock and other forms of equity to employees (including officers), consultants and directors of the Company. This also includes 408,000 shares that may be issued pursuant to outstanding PPSUs and PCUs based on reported financial results, where applicable, and otherwise assuming the target award is met.
(2)	Represents shares issuable upon exercise of outstanding options granted under the Company’s 2006 Equity Incentive Plan (amended and restated as of October 2007), which was in place prior to the Amended Plan. This includes 45,750 options with a weighted-average term of 6.35 years. This also includes 408,000 shares that may be issued pursuant to outstanding PPSUs, based on reported financial results, where applicable, and otherwise assuming the target award is met.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be included in Item 13 of Part III of this Annual Report on Form 10-K is incorporated by reference from the section entitled “Certain Relationships and Related Person Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated by reference from the section entitled “Audit Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “Financial Statements and Supplementary Data” of this From 10-K.

(b)	Exhibits

Exhibit No.	Description

2.1 —

Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of Amendment No. 4 to the Company’s Registration Statement on Form S-4 filed on August 5, 2013) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

2.2 —

First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of Amendment No. 4 to the Company’s Registration Statement on Form S-4 filed on August 5, 2013)

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

10.2 —	First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)

10.3 —	Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.4 —	Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.5 —	Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

10.6 —	Agreement of Indemnity, dated May 7, 2010, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania and any and all of their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010)

10.7 —	Amendment No. 1 to Agreement of Indemnity, dated August 16, 2012, between Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania, and any and all of their affiliates, subsidiaries, successors and assigns (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2012)

10.8 —	Agreement of Indemnity, dated May 7, 2013, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and XL Specialty Insurance Company, XL Reinsurance America, Inc. and Greenwich Insurance Company and their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2013)

Exhibit No.	Description

10.9 —	Agreement of Indemnity, September 9, 2016, by IES Holdings, Inc. and certain of its present and future subsidiaries and affiliates and Everest Reinsurance Company and Everest National Insurance Company, and their affiliated, associated and subsidiary companies, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2016)

10.10 —	General Agreement of Indemnity, July 14, 2017, by IES Holdings, Inc. and certain of its present and future subsidiaries and affiliates and Travelers Casualty and Surety Company of America, St. Paul Fire and Marine Insurance Company, and their affiliated, associated and subsidiary companies, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2017)

10.11 —	Amended and Restated Credit and Security Agreement, dated September 24, 2014, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2014)

10.12 —

First Amendment, dated November 6, 2014, to Amended and Restated Credit and Security Agreement, dated as of September 24, 2014, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)

10.13 —	Second Amendment, dated May 3, 2016, to Amended and Restated Credit and Security Agreement, dated as of September 24, 2014, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2016)

10.14 —

Third Amendment, dated September 9, 2016, to Amended and Restated Credit and Security Agreement, dated as of September 24, 2014, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)

10.15 —	Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2017)

10.16 —	Joinder, Limited Consent and First Amendment to Second Amended and Restated Credit and Security Agreement, dated as of July 14, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2017)

10.17 —	Second Amendment to the Amended Credit Agreement, dated as of August 2, 2017, to Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2017)

10.18 —

Sublease Agreement between Tontine Associates, L.L.C. and IES Shared Services, Inc., dated March 29, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2012)

Exhibit No.	Description

10.19 —	First Amendment between Tontine Associates, L.L.C., IES Shared Services, Inc. and IES Management ROO, LP, dated as of March 31, 2016, to Sublease Agreement between Tontine Associates, L.L.C., and IES Shared Services, Inc., dated March 29, 2012. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016)

10.20 —	Subcontract, dated June 17, 2009, by and between IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.21 —	Letter Agreement, dated November 4, 2009, by and between Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2009)

*10.22 —	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.23 —	Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) 2006 Equity Incentive Plan, as amended and restated through 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.24 —	Form of Performance-Based Phantom Stock Unit Award Agreement under the Company’s 2006 Equity Incentive Plan, as amended and restated through 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2016)

*10.25 —	Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on December 28, 2015)

*10.26 —	Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016). (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.27 —	Form of Stock Option Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016). (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016)

*10.28 —	Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016). (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.29 —	Performance-Based Phantom Stock Unit Award Agreement, dated as of June 6, 2016, by and between the Company and Mr. Santoni, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2016)

*10.30 —	Performance-Based Phantom Cash Unit Award Agreement, dated as of June 6, 2016, by and between the Company and Mr. Santoni, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 7, 2016)

*10.31 —	Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)

*10.32 —	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

Exhibit No.	Description

*10.33 —	Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

*10.34 —

Amended and Restated Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Executive Severance Benefit Plan, effective January 12, 2016. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)

21.1 —	Subsidiaries of the Registrant (1)

23.1 —	Consent of Ernst & Young LLP (1)

31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President (1)

31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Chief Financial Officer (1)

32.1 —	Section 1350 Certification of Robert W. Lewey, President (1)

32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Chief Financial Officer (1)

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2017.

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

Signature	Title	Date

/s/ Robert W. Lewey Robert W. Lewey	President and Director (Principal Executive Officer)	December 8, 2017

/s/ Tracy A. McLauchlin Tracy A. McLauchlin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) (Principal Accounting Officer)	December 8, 2017

/s/ Todd M. Cleveland Todd M. Cleveland	Director	December 8, 2017

/s/ Joseph L. Dowling III Joseph L. Dowling III	Director	December 8, 2017

/s/ David B. Gendell David B. Gendell	Director	December 8, 2017

Signature	Title	Date

/s/ Jeffrey L. Gendell Jeffrey L. Gendell	Director and Chairman of the Board	December 8, 2017

/s/ Joe D. Koshkin Joe D. Koshkin	Director	December 8, 2017

/s/ Donald L. Luke Donald L. Luke	Director	December 8, 2017