Form 10-Q
period 2017-12-31
IES Holdings, Inc.
filed 2018-02-06
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

On February 5, 2018, there were 21,338,995 shares of common stock outstanding.

IES HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	the ability of our controlling shareholder to take action not aligned with other shareholders;

•	the sale or disposition of the shares of our common stock held by our controlling shareholder, which, under certain circumstances, would trigger change of control provisions in our severance plan or financing and surety arrangements, or any other substantial sale of our common stock, which could depress our stock price;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership or a further change in the federal tax rate;

•	the potential recognition of valuation allowances or further write-downs on deferred tax assets;

•	the inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy, or the subsequent underperformance of those acquisitions;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures and debt service;

•	difficulty in fulfilling the covenant terms of our revolving credit facility, including liquidity, EBITDA and other financial requirements, which could result in a default and acceleration of our indebtedness under our revolving credit facility;

•	the possibility that we issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock;

•	the relatively low trading volume of our common stock, which could depress our stock price;

•	competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	future capital expenditures and refurbishment, repair and upgrade costs; and delays in and costs of refurbishment, repair and upgrade projects;

•	a general reduction in the demand for our services;

•	our ability to enter into, and the terms of, future contracts;

•	success in transferring, renewing and obtaining electrical and other licenses;

•	challenges integrating new businesses into the Company or new types of work, products or processes into our segments;

•	credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing, which could lead to project delays or cancellations;

•	backlog that may not be realized or may not result in profits;

•	the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	closures or sales of facilities resulting in significant future charges, including potential warranty losses or other unexpected liabilities, or a significant disruption of our operations;

•	an increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	our ability to successfully manage projects;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	the cost and availability of qualified labor and the ability to maintain positive labor relations;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	a change in the mix of our customers, contracts or business;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	the possibility that our current insurance coverage may not be adequate or that we may not be able to obtain a policy at acceptable rates;

•	the possibility that our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	the effect of litigation, claims and contingencies, including warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	interruptions to our information systems and cyber security or data breaches;

•	liabilities under laws and regulations protecting the environment; and

•	loss of key personnel and effective transition of new management.

You should understand that the foregoing, as well as other risk factors discussed in this document and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Financial Statements

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,888	$28,290
Accounts receivable:
Trade, net of allowance of $546 and $650, respectively	127,232	142,946
Retainage	19,792	21,360
Inventories	17,006	16,923
Costs and estimated earnings in excess of billings	13,912	13,438
Prepaid expenses and other current assets	10,752	8,795

Total current assets	220,582	231,752

Property and equipment, net	24,764	24,643
Goodwill	46,738	46,693
Intangible assets, net	30,452	31,413
Deferred tax assets	52,113	86,211
Other non-current assets	6,017	3,782

Total assets	$380,666	$424,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	108,249	120,710
Billings in excess of costs and estimated earnings	27,411	29,918

Total current liabilities	135,660	150,628

Long-term debt	29,452	29,434
Other non-current liabilities	4,718	4,457

Total liabilities	169,830	184,519

Noncontrolling interest	3,327	3,271
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 issued and 21,338,745 and 21,336,975 outstanding, respectively	220	220
Treasury stock, at cost, 710,784 and 712,554 shares, respectively	(6,881)	(6,898)
Additional paid-in capital	197,312	196,955
Retained earnings	16,858	46,427

Total stockholders’ equity	207,509	236,704

Total liabilities and stockholders’ equity	$380,666	$424,494

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Revenues	$198,300	$192,178
Cost of services	165,236	156,996

Gross profit	33,064	35,182
Selling, general and administrative expenses	30,089	28,194
Gain on sale of assets	(14)	(7)

Operating income	2,989	6,995

Interest and other (income) expense:
Interest expense	441	446
Other income, net	(98)	(4)

Income from operations before income taxes	2,646	6,553
Provision for income taxes	32,159	2,629

Net income (loss)	(29,513)	3,924

Net income attributable to noncontrolling interest	(56)	(52)

Comprehensive income (loss) attributable to IES Holdings, Inc.	$(29,569)	$3,872

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$(1.39)	$0.18
Diluted	$(1.39)	$0.18
Shares used in the computation of earnings per share:
Basic	21,196,854	21,286,090
Diluted	21,196,854	21,557,838

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,513)	$3,924
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	(3)	(12)
Deferred financing cost amortization	70	85
Depreciation and amortization	2,208	2,059
Gain on sale of assets	(14)	(7)
Deferred income taxes	32,159	2,137
Non-cash compensation	364	510
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	15,717	3,208
Inventories	(80)	(978)
Costs and estimated earnings in excess of billings	(474)	(3,601)
Prepaid expenses and other current assets	(389)	(6,035)
Other non-current assets	(69)	323
Accounts payable and accrued expenses	(12,727)	(7,988)
Billings in excess of costs and estimated earnings	(2,506)	758
Other non-current liabilities	242	(18)

Net cash provided by (used in) operating activities	4,985	(5,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,203)	(1,796)
Proceeds from sale of property and equipment	17	8
Cash paid for acquisitions	(175)	—

Net cash used in investing activities	(1,361)	(1,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	24	13
Repayments of debt	(61)	(37)
Options exercised	11	75
Purchase of treasury stock	—	(14)

Net cash provided by (used in) financing activities	(26)	37

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,598	(7,386)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of period	28,290	33,221

CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$31,888	$25,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$392	$388
Cash paid for income taxes	$15	$709

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

(Unaudited)

1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of end markets. Our operations are currently organized into four principal business segments, based upon the nature of our current services:

•	Commercial & Industrial – Provider of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

•	Communications – Nationwide provider of technology infrastructure products and services to large corporations and independent businesses.

•	Infrastructure Solutions – Provider of electro-mechanical solutions for industrial operations.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

The words “IES”, the “Company”, “we”, “our”, and “us” refer to IES Holdings, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.

Seasonality and Quarterly Fluctuations

Results of operations from our Residential construction segment are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues generated during fall and winter, with an impact from precipitation in the warmer months. The Commercial & Industrial, Communications and Infrastructure Solutions segments of our business are less subject to seasonal trends, as work in these segments generally is performed inside structures protected from the weather, although weather can still impact these businesses, especially in the early stages of projects. Our service and maintenance business is generally not affected by seasonality. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Results for our Infrastructure Solutions segment may be affected by the timing of outages at our customers’ facilities. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Basis of Financial Statement Preparation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of IES, its wholly-owned subsidiaries, and entities that we control due to ownership of a majority of voting interest and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Noncontrolling Interest

In connection with our acquisitions of STR Mechanical, LLC (“STR Mechanical”) in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under ASC 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at December 31, 2017, the redemption amount would have been $2,368. See Note 13, “Business Combinations” for further discussion.

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

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2018 will be a blended rate of 24.53% and will decrease to 21% thereafter. For the three months ended December 31, 2017, our effective tax rate differed from the statutory tax rate as a result of a preliminary charge of $31,306 to re-measure our deferred tax assets and liabilities to reflect the estimated impact of the new statutory tax rate. This preliminary charge is subject to completion of our analysis of the impact of the Act, including as it relates to future deductions for executive compensation expense, as well as the effect of changes in the utilization of net deferred tax assets that reverse in fiscal 2018 as compared to subsequent years.

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard also requires expanded disclosures surrounding revenue recognition. The effective date will be the first quarter of our fiscal year ended September 30, 2019. The standard allows for either full retrospective or modified retrospective adoption, and we currently plan to use the modified retrospective basis on the adoption date. We are continuing to evaluate the impact of the adoption of this standard on our Condensed Consolidated Financial Statements. In particular, we continue to analyze areas including contract termination provisions, customer furnished materials, and accounting for change orders. However, we expect that we will continue to recognize revenues for most of our fixed-price contracts over time, as services are performed. We are also continuing to assess the necessary changes in processes and controls to meet the disclosure requirements of the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded pattern, similar to current capital leases. ASU 2016-02 becomes effective for the fiscal year ended September 30, 2020. We are currently evaluating whether to early adopt the standard and what impact it will have on our Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”). This standard clarifies the definition of a business to assist entities with evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017. The prospective transition method will be required for this new guidance.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (“ASU 2017-09”), to reduce the diversity in practice and the cost and complexity when changing the terms or conditions of a share-based payment award. This update is effective for interim and annual financial reporting periods beginning after December 15, 2017, although early adoption is permitted. The prospective transition method will be required for this new guidance.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

We do not expect ASU 2017-01 or ASU 2017-09 to have a material effect on our Condensed Consolidated Financial Statements.

2. CONTROLLING SHAREHOLDER

At December 31, 2017, Tontine Capital Partners, L.P., together with its affiliates (collectively, “Tontine”), was the Company’s controlling shareholder, owning approximately 58% of the Company’s outstanding common stock according to a Form 4 filed with the SEC by Tontine on October 3, 2017. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, the Company has filed a shelf registration statement to register all of the shares of IES common stock owned by Tontine at the time of registration. As long as the shelf registration statement remains effective and the Company remains eligible to use Form S-3, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings, as described in the shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement.

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

Jeffrey L. Gendell was appointed as a member of the Board of Directors and as non-executive Chairman of the Board in November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of the Board of Directors since February 2012 and as Interim Director of Operations of the Company since November 2017, and who previously served as non-executive Vice Chairman of the Board from November 2016 to November 2017 and as non-executive Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until December 31, 2017.

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

3. DEBT

At December 31, 2017, and September 30, 2017, our long-term debt of $29,452 and $29,434, respectively, primarily related to amounts drawn on our revolving credit facility. Our weighted-average annual interest rate on these borrowings was 3.34% at December 31, 2017, and 3.04% at September 30, 2017. At December 31, 2017, we also had $6,408 in outstanding letters of credit and total availability of $43,199 under this facility without violating our financial covenants.

There have been no changes to the financial or other covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2017. The Company was in compliance with the financial covenants as of December 31, 2017.

At December 31, 2017, the carrying value of amounts outstanding on our revolving credit facility approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a Level 2 measurement.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

4. PER SHARE INFORMATION

The following table reconciles the components of basic and diluted earnings per share for the three months ended December 31, 2017, and 2016:

	Three Months Ended December 31,
	2017	2016
Numerator:

Net income (loss) attributable to common shareholders of IES Holdings, Inc.	$(29,569)	$3,841
Net income attributable to restricted shareholders of IES Holdings, Inc.	—	31

Net income (loss) attributable to IES Holdings, Inc.	$(29,569)	$3,872

Denominator:

Weighted average common shares outstanding — basic	21,196,854	21,286,090
Effect of dilutive stock options and non-vested restricted stock	—	271,748

Weighted average common and common equivalent shares outstanding — diluted	21,196,854	21,557,838

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$(1.39)	$0.18
Diluted	$(1.39)	$0.18

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the three months ended December 31, 2017. For the three months ended December 31, 2016, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three months ended December 31, 2017, and 2016 is as follows:

	Three Months Ended December 31, 2017
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$53,002	$54,459	$21,685	$69,154	$—	$198,300
Cost of services	48,159	45,339	17,000	54,738	—	165,236

Gross profit	4,843	9,120	4,685	14,416	—	33,064
Selling, general and administrative	5,795	6,084	4,557	10,366	3,287	30,089
Gain on sale of assets	(12)	(1)	(1)	—	—	(14)

Income (loss) from operations	$(940)	$3,037	$129	$4,050	$(3,287)	$2,989

Other data:
Depreciation and amortization expense	$557	$216	$1,243	$141	$51	$2,208
Capital expenditures	$510	$75	$140	$478	$—	$1,203
Total assets	$63,085	$66,522	$101,026	$50,342	$99,691	$380,666

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

	Three Months Ended December 31, 2016
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$53,956	$53,303	$18,477	$66,442	$—	$192,178
Cost of services	47,850	45,332	13,102	50,712	—	156,996

Gross profit	6,106	7,971	5,375	15,730	—	35,182
Selling, general and administrative	4,324	5,714	4,100	10,553	3,503	28,194
Loss on sale of assets	1	—	(8)	—	—	(7)

Income (loss) from operations	$1,781	$2,257	$1,283	$5,177	$(3,503)	$6,995

Other data:
Depreciation and amortization expense	$348	$174	$1,323	$150	$64	$2,059
Capital expenditures	$209	$1,079	$81	$239	$188	$1,796
Total assets	$53,922	$69,884	$89,110	$49,307	$129,769	$391,992

6. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 1,059,921 shares were available for issuance at December 31, 2017.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We made no purchases of stock pursuant to this plan during the three months ended December 31, 2017.

Treasury Stock

During the three months ended December 31, 2017, we issued 270 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation and 1,500 unrestricted shares of common stock to satisfy the exercise of outstanding options for employees and directors.

During the three months ended December 31, 2016, we repurchased 683 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the Equity Incentive Plan. During the three months ended December 31, 2016, we issued 667 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation and 13,000 unrestricted shares to satisfy the exercise of outstanding options for employees.

Restricted Stock

During the three months ended December 31, 2017, and 2016, we recognized $114 and $137, respectively, in compensation expense related to our restricted stock awards. At December 31, 2017, the unamortized compensation cost related to outstanding unvested restricted stock was $142.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Performance Based Phantom Cash Units

Performance based phantom cash units (“PPCUs”) are a contractual right to a cash payment of $20 per PPCU. The PPCUs will generally become vested, if at all, upon achievement of certain specified performance objectives. During the three months ended December 31, 2017, and 2016, we recognized compensation expense of zero and $135, respectively, related to these units.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. During the three months ended December 31, 2017, and 2016, we recognized $36 and $44, respectively, in compensation expense related to these grants.

Performance Based Phantom Stock Units

A performance based phantom stock unit (a “PPSU”) is a contractual right to receive one share of the Company’s common stock upon the achievement of certain specified performance objectives and continued performance of services. At December 31, 2017, the Company had outstanding an aggregate of 399,027 three-year PPSUs. The vesting of these awards is subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels and continued performance of services, through mid-December 2018, each of which measure as of December 31, 2017, is deemed probable. During the three months ended December 31, 2017, and 2016, we recognized compensation expense of $203 and $303, respectively, related to these grants.

Stock Options

As of December 31, 2017, there were no outstanding unvested stock options or related unamortized compensation cost. We did not recognize any compensation expense related to our stock option awards during the three months ended December 31, 2017.

During the three months ended December 31, 2016, we recognized compensation expense of $21 related to our stock option awards.

7. SECURITIES AND EQUITY INVESTMENTS

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable and a loan agreement. We believe that the carrying value of these financial instruments in the accompanying Condensed Consolidated Balance Sheets approximates their fair value due to their short-term nature. Additionally, we have a cost method investment in EnerTech Capital Partners II L.P. (“EnerTech”). We estimate the fair value of our investment in EnerTech (Level 3) using cash flow projections and market multiples of the underlying non-public companies.

Investment in EnerTech

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of December 31, 2017, and September 30, 2017:

	December 31, 2017	September 30, 2017
Carrying value	$558	$558
Unrealized gains	171	171

Fair value	$729	$729

At each reporting date, the Company performs an evaluation of impairment for securities to determine if any unrealized losses are other-than temporary. Based on the results of this evaluation, we believe the unrealized gain at December 31, 2017, or September 30, 2017 indicated our investment was not impaired.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plans. During the three months ended December 31, 2017, and 2016, we recognized $429 and $144, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $775 recorded as of December 31, 2017, and $815 as of September 30, 2017, related to such plans.

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

At December 31, 2017, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, and September 30, 2017, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	December 31, 2017
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$670	$670	$—
Executive savings plan liabilities	(557)	(557)	—
Contingent consideration	(786)	—	(786)

Total	$(673)	$113	$(786)

	September 30, 2017
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$641	$641	$—
Executive savings plan liabilities	(529)	(529)	—
Contingent consideration	(786)	—	(786)

Total	$(674)	$112	$(786)

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

In fiscal years 2016 and 2017, we entered into contingent consideration arrangements related to certain acquisitions. Please see Note 13, “Business Combinations” for further discussion. At December 31, 2017, we estimated the fair value of these contingent consideration liabilities at $786. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair Value at September 30, 2017	$786
Issuances	—
Settlements	—

Fair Value at December 31, 2017	$786

10. INVENTORY

Inventories consist of the following components:

	December 31, 2017	September 30, 2017
Raw materials	$3,382	$4,104
Work in process	4,429	3,731
Finished goods	1,530	1,692
Parts and supplies	7,665	7,396

Total inventories	$17,006	$16,923

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a progression of goodwill by segment for the three months ended December 31, 2017:

	Commercial & Industrial	Infrastructure Solutions	Residential	Total
Goodwill at September 30, 2017	$7,176	$30,886	$8,631	$46,693
Adjustments	—	45	—	45

Goodwill at December 31, 2017	$7,176	$30,931	$8,631	$46,738

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Intangible Assets

Intangible assets consist of the following:

		December 31, 2017
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$4,643	$531	$4,112
Technical library	20	400	86	314
Customer relationships	6-15	31,229	5,461	25,768
Backlog	1	2,412	2,412	—
Construction contracts	1	2,399	2,141	258

Total		$41,083	$10,631	$30,452

		September 30, 2017
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$4,643	$440	$4,203
Technical library	20	400	81	319
Customer relationships	6-15	31,115	4,741	26,374
Backlog	1	2,412	2,130	282
Construction contracts	1	2,399	2,164	235

Total		$40,969	$9,556	$31,413

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

On October 24, 2013, Capstone filed a petition in the 12th Judicial District Court of Walker County, Texas against these subsidiaries, among other subcontractors, seeking contribution, defense, indemnity and damages for breach of contract in connection with alleged construction defect claims brought against Capstone by the owner of the student housing project. The owner claimed $10,406 in damages, plus attorneys’ fees and costs against Capstone, which Capstone sought to recover from the subcontractors. The claims against the Company were based on alleged defects in the mechanical design, construction and installation of the HVAC and electrical systems performed by our former subsidiaries.

Following mediation in June and November 2017, the Company reached an agreement in late December 2017 to settle all claims brought against it. At December 31, 2017, the Company had accrued a liability of $700 and a corresponding insurance receivable of $500 related to this settlement agreement, resulting in a charge of $200 recorded in the quarter ended December 31, 2017. In January 2018, the agreed upon settlement amounts were funded by the Company and our insurance carriers, and a mutual settlement and release agreement was executed by the plaintiffs and the Company.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

USAMRIID Claim

On December 6, 2017, IES Commercial, Inc. filed suit in the United States District Court of Maryland in the matter USA for the use and benefit of IES Commercial, Inc. and IES Commercial, Inc. v. Manhattan Construction Co., Torcon, Inc., Manhattan Torcon A Joint Venture, Federal Ins. Co., Fidelity & Deposit Co. of Maryland, Zurich American Ins. Co., and Travelers Casualty & Surety Co. This suit relates to a large project which has been ongoing since 2009 and was scheduled for completion in early 2013. As the Company has previously disclosed, the Company entered into a subcontract in 2009 with Manhattan Torcon A Joint Venture to perform subcontracting services at the U.S. Army Medical Research Institute for Infectious Diseases (“USAMRIID”) replacement facility project for a contract value of approximately $61,146, subject to additions or deductions. Because of delays on the project and additional work the Company performed, the Company believes it is owed approximately $21,000 for claims incurred as of August 31, 2017, and an additional approximate $4,500 for claims the Company expects to incur from August 31, 2017, through completion of the project. On January 22, 2018, the defendants in this matter filed a motion to dismiss the suit, and on February 2, 2018, we filed our response. We are awaiting a decision on this matter.

Given the uncertainty litigation poses, the Company has not recorded any recovery in connection with this claim. There can be no assurance that the Company will prevail in this litigation matter or that, if the Company does prevail, it will receive an amount substantially similar to the amount sought or not receive a significantly lower award.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2017, and September 30, 2017, we had $6,985 and $6,204, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of December 31, 2017, and September 30, 2017, we had $244 and $218, respectively, reserved for these claims. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2017, and September 30, 2017, $5,900 and $5,985, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of December 31, 2017, the estimated cost to complete our bonded projects was approximately $66,794. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At both December 31, 2017, and September 30, 2017, $508 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2017, we had no such commitments.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

13. BUSINESS COMBINATIONS

2017

The Company completed three acquisitions in the year ended September 30, 2017, for a total aggregate consideration of $20,979. See Note 18, “Business Combinations and Divestitures” in our Annual Report on Form 10-K for the year ended September 30, 2017, for further information.

•	Freeman Enclosure Systems, LLC – We acquired 100% of the membership interests and associated real estate of Freeman and its affiliate Strategic Edge LLC on March 16, 2017. Strategic Edge LLC was subsequently merged into Freeman, with Freeman as the surviving entity. Freeman is included in our Infrastructure Solutions segment. Freeman’s ability to manufacture custom generator enclosures has expanded our solutions offering.

•	Technical Services II, LLC – STR Mechanical, our 80% owned subsidiary which is consolidated, acquired all of the membership interests of Technical Services, a Chesapeake, Virginia-based provider of mechanical maintenance services, including commercial heating, ventilation and air conditioning, food service equipment, electrical and plumbing services, on June 15, 2017. Technical Services will operate as a subsidiary of STR Mechanical within the Company’s Commercial & Industrial segment. The acquisition of Technical Services has expanded our geographic reach and diversified our customer base for mechanical maintenance services.

•	NEXT Electric, LLC – On July 14, 2017, the Company acquired 80% of the membership interests of NEXT Electric, a Milwaukee, Wisconsin-based electrical contractor specializing in the design, installation and maintenance of electrical systems for commercial, industrial, healthcare, water treatment and education end markets. NEXT Electric will operate within the Company’s Commercial & Industrial segment.

The total purchase consideration for the Freeman and Technical Services acquisitions included contingent consideration payments based on the acquired company’s earnings, as defined in the applicable purchase and sale agreement. The fair value of the total contingent consideration liability was estimated at $786 at December 31, 2017, and is included in other non-current liabilities on our Condensed Consolidated Balance Sheets.

The Company accounted for the transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations derived from estimated fair value assessments and assumptions used by management are preliminary pending finalization of certain tangible and intangible asset valuations and assessment of deferred taxes. The valuation of NEXT Electric is derived from estimated fair value assessments and assumptions used by management, and it is preliminary, pending finalization of the valuations of certain tangible and intangible asset valuations and assessment of deferred taxes.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma results of operations, calculated as if each acquisition occurred as of October 1 of the fiscal year prior to consummation, for the three months ended December 31, 2017, and 2016, are as follows:

	Unaudited
	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Revenues	$198,300	$210,929
Net Income (loss) attributable to IES Holdings, Inc.	$(29,569)	$3,264

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements and Supplementary Data” as set forth in our Annual Report on Form 10-K for the year ended September 30, 2017, and the Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Item 1. “Business” of our Annual Report on Form 10-K for the year ended September 30, 2017, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, is a holding company that owns and manages operating subsidiaries, comprised of providers of industrial products and infrastructure services to a variety of end markets. Our operations are currently organized into four principal business segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Three Months Ended December 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$198,300	100.0%	$192,178	100.0%
Cost of services	165,236	83.3%	156,996	81.7%

Gross profit	33,064	16.7%	35,182	18.3%
Selling, general and administrative expenses	30,089	15.2%	28,194	14.7%
Loss (gain) on sale of assets	(14)	0.0%	(7)	0.0%

Operating Income	2,989	1.5%	6,995	3.6%

Interest and other (income) expense, net	343	0.2%	442	0.2%

Income from operations before income taxes	2,646	1.3%	6,553	3.4%
Provision for income taxes (1)	32,159	16.2%	2,629	1.4%

Net income	(29,513)	(14.9)%	3,924	2.0%

Net income attributable to noncontrolling interest	(56)	0.0%	(52)	0.0%

Comprehensive income attributable to IES Holdings, Inc.	$(29,569)	(14.9)%	$3,872	2.0%

(1)	2017 includes a charge of $31.3 million to re-measure our net deferred tax assets in connection with the Tax Cuts and Jobs Act.

Consolidated revenues for the three months ended December 31, 2017, were $6.1 million higher than for the three months ended December 31, 2016, an increase of 3.2%, with increases at all of our operating segments, with the exception of Commercial & Industrial. Our three businesses acquired in fiscal 2017 contributed $12.2 million of the increase, partly offset by a $7.2 million decrease at two underperforming branches within our Commercial & Industrial segment, which are in the process of winding down operations.

Consolidated gross profit for the three months ended December 31, 2017, decreased $2.1 million compared with the three months ended December 31, 2016. Our overall gross profit percentage decreased to 16.7% during the three months ended December 31, 2017, as compared to 18.3% during the three months ended December 31, 2016. Gross profit as a percentage of revenue increased at our

Communications segment, but decreased at our other three segments. Our results for the quarter ended December 31, 2017, were affected by a $1.3 million increase in self-insurance costs compared to the quarter ended December 31, 2016, as discussed in further detail below.

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

During the three months ended December 31, 2017, our selling, general and administrative expenses were $30.1 million, an increase of $1.9 million, or 6.7%, over the three months ended December 31, 2016. Selling, general and administrative expense as a percent of revenue increased from 14.7% for the three months ended December 31, 2016, to 15.2% for the three months ended December 31, 2017. This increase was primarily attributable to expense incurred at businesses acquired during fiscal 2017, which contributed $1.6 million of the increase for the three months ended December 31, 2017. We also incurred additional expense as a result of increased activity levels across our business, as increased volume levels required additional personnel to support our growth.

Commercial & Industrial

	Three Months Ended December 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$53,002	100.0%	$53,956	100.0%
Cost of services	48,159	90.9%	47,850	88.7%

Gross profit	4,843	9.1%	6,106	11.3%
Selling, general and administrative expenses	5,795	10.9%	4,324	8.0%
Gain on sale of assets	(12)	0.0%	1	0.0%

Operating Income	(940)	-1.8%	1,781	3.3%

Revenue. Revenues in our Commercial & Industrial segment decreased $1.0 million, or 1.8%, during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. The decrease was driven by a $7.2 million decrease relating to our Denver and Roanoke branches, which are in the process of winding down operations, as well as to the impact of project delays. These decreases were largely offset by revenues at businesses acquired in the third and fourth quarters of fiscal 2017, which contributed $9.1 million during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2017, decreased by $1.3 million, as compared to the three months ended December 31, 2016. The decrease was driven by an increase in workers’ compensation expense, as a result of claims incurred related to certain incidents which occurred prior to fiscal 2018. As we are effectively self-insured with respect to workers’ compensation, we may incur costs related to a claim in a reporting period subsequent to the incident related to the claim, and expense can vary significantly from period to period, depending on the timing of claims development. See Note 12, “Commitments and Contingencies” for further discussion. Additionally, results for the quarter ended December 31, 2016, benefitted by $0.5 million related to a change order received during the period. These decreases were partly offset by $1.4 million of additional gross profit contributed by our fiscal 2017 acquisitions during the three months ended December 31, 2017, compared to the three months ended December 31, 2016.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2017, increased $1.5 million, or 34.0%, compared to the three months ended December 31, 2016. Selling, general and administrative expenses as a percentage of revenues increased 2.9% to 10.9% during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. Our fiscal 2017 acquisitions increased expense by $1.0 million. The remaining increase relates primarily to employee expense associated with management hired to provide additional oversight at the regional and branch levels.

The following table summarizes the results of our Denver and Roanoke branches, which are in the process of winding down operations. These results are included in the consolidated Commercial & Industrial results shown above:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Revenues	$3,161	$10,398
Cost of Service	3,311	10,149
Selling, general and administrative expenses	489	648

Loss from continuing operations	$(639)	$(399)

Communications

	Three Months Ended December 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$54,459	100.0%	$53,303	100.0%
Cost of services	45,339	83.3%	45,332	85.0%

Gross profit	9,120	16.7%	7,971	15.0%
Selling, general and administrative expenses	6,084	11.2%	5,714	10.7%
Gain on sale of assets	(1)	0.0%	—	0.0%

Operating Income	3,037	5.6%	2,257	4.2%

Revenue. Our Communications segment’s revenues increased by $1.2 million during the three months ended December 31, 2017, primarily as a result of an increase in work at high-tech distribution centers and manufacturing facilities.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2017, increased by $1.1 million compared to the three months ended December 31, 2016. Gross profit as a percentage of revenue increased 1.7% to 16.7% for the three months ended December 31, 2017, primarily as a result of improved project execution. Additionally, during the quarter ended December 31, 2016, we hired a large number of new employees in support of rapid growth, resulting in lower overall gross margins during this period.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $0.4 million, or 6.5%, during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased 0.5% to 11.2% of segment revenue during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. The increase is a result of higher personnel cost, particularly related to higher incentive compensation expense in connection with improved profitability, as well as continuing investment to support anticipated growth.

Infrastructure Solutions

	Three Months Ended December 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$21,685	100.0%	$18,477	100.0%
Cost of services	17,000	78.4%	13,102	70.9%

Gross profit	4,685	21.6%	5,375	29.1%
Selling, general and administrative expenses	4,557	21.0%	4,100	22.2%
Loss on sale of assets	(1)	0.0%	(8)	0.0%

Operating income	129	0.6%	1,283	6.9%

Revenue. Revenues in our Infrastructure Solutions segment increased $3.2 million during the three months ended December 31, 2017, an increase of 17.4% compared to the three months ended December 31, 2016. The increase in revenue was driven primarily by additional revenue of $3.1 million contributed by the acquisition of Freeman Enclosures in the second quarter of fiscal 2017.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended December 31, 2017, decreased $0.7 million as compared to the three months ended December 31, 2016. The decrease is the result of project delays, as well as an increase in self-insured medical expense during the quarter ended December 31, 2017. Margins are also affected by the mix of work performed.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended December 31, 2017 increased $0.5 million compared to the three months ended December 31, 2016, as a result of general and administrative expenses at Freeman Enclosures, which was acquired during the second quarter of fiscal 2017.

Residential

	Three Months Ended December 31,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$69,154	100.0%	$66,442	100.0%
Cost of services	54,738	79.2%	50,712	76.3%

Gross profit	14,416	20.8%	15,730	23.7%
Selling, general and administrative expenses	10,366	15.0%	10,553	15.9%

Operating income	4,050	5.9%	5,177	7.8%

Revenue. Our Residential segment’s revenues increased by $2.7 million during the three months ended December 31, 2017, an increase of 4.1% as compared to the three months ended December 31, 2016. The increase is driven by our single-family business, where revenues increased by $5.5 million for the three months ended December 31, 2017, compared with the three months ended December 31, 2016. Service and solar revenues also increased by $0.9 million for the three months ended December 31, 2017, compared with the same period in the prior year. These increases were partly offset by a decrease in multi-family revenues, which declined by $3.7 million. The quarter ended December 31, 2016, benefitted from a historically high level of backlog, which was the result of project delays in the previous fiscal year. Our current multi-family backlog has returned to a more typical level.

Gross Profit. During the three months ended December 31, 2017, our Residential segment experienced a $1.3 million, or 8.4%, decrease in gross profit as compared to the three months ended December 31, 2016. The decrease in gross profit was driven primarily by an increase in copper and other commodity prices, as we experienced favorable commodity prices in the quarter ended December 31, 2016, as well as an increase in labor costs, as a result of tightening labor markets. Additionally, our results for the quarter ended December 31, 2017, were affected by an increase in self-insurance expense. Gross margin as a percentage of revenue decreased 2.9% to 20.8% during the quarter ended December 31, 2017, as compared with the quarter ended December 31, 2016.

Selling, General and Administrative Expenses. Our Residential segment experienced a $0.2 million, or 1.8%, decrease in selling, general and administrative expenses during the three months ended December 31, 2017, compared to the three months ended December 31, 2016, primarily as a result of lower incentive compensation expense in connection with lower profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 15.0% of segment revenue during the three months ended December 31, 2017, compared to 15.9% in the three months ended December 31, 2016.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Interest expense	$371	$361
Deferred financing charges	70	85

Total interest expense	441	446
Other (income) expense, net	(98)	(4)

Total interest and other expense, net	$343	$442

During the three months ended December 31, 2017, we incurred interest expense of $0.4 million primarily comprised of interest expense from our term loan facility with Wells Fargo Bank, N.A. (“Wells Fargo”), an average letter of credit balance of $6.4 million under our revolving credit facility and an average unused line of credit balance of $63.4 million. This compares to interest expense of $0.4 million for the three months ended December 31, 2016, primarily comprised of interest expense from our term loan facility, an average letter of credit balance of $6.7 million under our revolving credit facility and an average unused line of credit balance of $33.1 million.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $32.2 million for the three months ended December 31, 2017, compared to income tax expense of $2.6 million for the three months ended December 31, 2016. For the three months ended December 31, 2017, our income tax expense included a preliminary charge of $31.3 million to re-measure our deferred tax assets and liabilities to reflect the estimated impact of the new statutory tax rate enacted during the quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements included in this report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our Condensed Consolidated Financial Statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the same time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates.

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as needed basis. Additionally, electrical installation services for single-family housing at our Residential segment is completed on a short-term basis and is therefore excluded from backlog. In addition, certain service work is performed under master service agreements on an as-needed basis. Our backlog has increased from $331 million at September 30, 2017, to $337 million at December 31, 2017.

WORKING CAPITAL

During the three months ended December 31, 2017, working capital exclusive of cash increased by $0.2 million from September 30, 2017, reflecting a $14.8 million decrease in current assets excluding cash and a $15.0 million decrease in current liabilities during the period.

During the three months ended December 31, 2017, our current assets exclusive of cash decreased to $188.7 million, as compared to $203.5 million as of September 30, 2017. The decrease primarily relates to a $15.7 million decrease in accounts receivable and retainage. Days sales outstanding decreased to 61 at December 31, 2017, from 66 at September 30, 2017. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the three months ended December 31, 2017, our total current liabilities decreased by $15.0 million to $135.7 million, compared to $150.6 million as of September 30, 2017, primarily related to a decrease in accounts payable and accrued liabilities.

The decreases in both accounts receivable and accounts payable are typical for the first quarter of our fiscal year, based on a slowing of activity around the end of the calendar year.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2017, the estimated cost to complete our bonded projects was approximately $66.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

We maintain a $100 million revolving credit facility with Wells Fargo Bank, N.A. that matures in August 2021 (as amended, the “Credit Facility”), pursuant to a Second Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A., which was further amended on July 14, 2017, and August 2, 2017 (as amended, the “Amended Credit Agreement”).

The Credit Facility contains customary affirmative, negative and financial covenants as well as events of default.

As of December 31, 2017, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

•	a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement), measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0;

•	minimum Liquidity (as defined in the Amended Credit Agreement) of at least thirty percent (30%) of the Maximum Revolver Amount (as defined in the Amended Credit Agreement), or $30 million; with, for purposes of this covenant, at least fifty percent (50%) of our Liquidity comprised of Excess Availability (as defined in the Amended Credit Agreement); and

•	minimum EBITDA (as defined in the Amended Credit Agreement), measured at the end of each quarter, of at least the required amount set forth in the following table for the applicable period set forth opposite thereto:

Applicable Amount	Applicable Period
$30.0 million	For each four quarter period ending September 30, 2017, and December 31, 2017
$32.5 million	For the four quarter period ending March 31, 2018
$35.0 million	For each four quarter period ending June 30, 2018 and each quarter-end thereafter

At December 31, 2017, our Liquidity was $75.1 million, our Excess Availability was $43.2 million (or greater than 50% of minimum Liquidity), our Fixed Charge Coverage Ratio was 7.5:1.0; and our EBITDA, as defined in the Amended Credit Agreement for the four quarters ended December 31, 2017 was $34.7 million.

If in the future our Liquidity falls below $30 million (or Excess Availability falls below 50% or our minimum Liquidity), our Fixed Charge Coverage Ratio is less than 1.1:1.0, we fail to meet our minimum EBITDA requirement, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under the Amended Credit Agreement, it would result in an event of default under the Amended Credit Agreement, which could result in some or all of our indebtedness becoming immediately due and payable.

At December 31, 2017, we had $6.4 million in outstanding letters of credit with Wells Fargo Bank, N.A and outstanding borrowings of $30.2 million.

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

Operating activities provided net cash of $5.0 million during the three months ended December 31, 2017, as compared to $5.6 million of net cash provided in the three months ended December 31, 2016. The increase in operating cash flow resulted primarily from increased collections of accounts receivable of $12 million.

Investing Activities

Net cash used in investing activities was $1.4 million for the three months ended December 31, 2017, compared with $1.8 million for the three months ended December 31, 2016. We used cash of $1.2 million for purchases of fixed assets in the three months ended December 31, 2017. For the three months ended December 31, 2016, we used $1.8 million of cash for the purchase of fixed assets.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We did not purchase any stock pursuant to this program during the three months ended December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Amended Credit Agreement. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and our risk factors in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

All of the long-term debt outstanding under our revolving credit facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under the credit facility as of December 31, 2017, would cause a $0.3 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

At the Company’s Annual Meeting of Stockholders held on February 2, 2017 (the “2017 Annual Meeting”), the Company’s stockholders approved, by non-binding advisory vote (the “Frequency of Say on Pay Vote”), that the stockholders’ advisory vote on the compensation of the Company’s named executive officers (the “Say on Pay Vote”) should be included in the Company’s proxy materials on an annual basis, as was recommended by the Company’s Board of Directors in the Company’s definitive proxy statement for the 2017 Annual Meeting. Following the 2017 Annual Meeting, the Board of Directors of the Company considered the outcome of the Frequency of Say on Pay Vote and decided, in light of the outcome of such vote, that the Company will include a Say on Pay Vote in its proxy materials every year until the next required Frequency of Say on Pay Vote in 2023. As such, in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on February 7, 2018, which was filed on December 28, 2017, the Company’s stockholders have been asked to approve, by non-binding advisory vote, the compensation of the Company’s named executive officers, as disclosed therein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2018.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)