Form 10-Q
period 2018-03-31
IES Holdings, Inc.
filed 2018-05-04
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

On May 2, 2018, there were 21,209,916 shares of common stock outstanding.

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

Item 1. Financial Statements

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	March 31, 2018	September 30, 2017

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,713	$28,290
Accounts receivable:
Trade, net of allowance of $608 and $650, respectively	127,905	142,946
Retainage	20,567	21,360
Inventories	17,590	16,923
Costs and estimated earnings in excess of billings	15,358	13,438
Prepaid expenses and other current assets	9,492	8,795

Total current assets	226,625	231,752

Property and equipment, net	25,055	24,643
Goodwill	46,738	46,693
Intangible assets, net	29,515	31,413
Deferred tax assets	50,948	86,211
Other non-current assets	6,106	3,782

Total assets	$384,987	$424,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	111,608	120,710
Billings in excess of costs and estimated earnings	27,820	29,918

Total current liabilities	139,428	150,628

Long-term debt	29,570	29,434
Other non-current liabilities	4,639	4,457

Total liabilities	173,637	184,519

Noncontrolling interest	3,280	3,271
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 issued and 21,259,178 and 21,336,975 outstanding, respectively	220	220
Treasury stock, at cost, 790,351 and 712,554 shares, respectively	(8,108)	(6,898)
Additional paid-in capital	196,835	196,955
Retained earnings	19,123	46,427

Total stockholders’ equity	208,070	236,704

Total liabilities and stockholders’ equity	$384,987	$424,494

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$205,677	$203,662
Cost of services	171,837	171,848

Gross profit	33,840	31,814
Selling, general and administrative expenses	29,647	30,120
Contingent consideration	71	83
Gain on sale of assets	(20)	(6)

Operating income	4,142	1,617

Interest and other (income) expense:
Interest expense	473	428
Other income, net	(43)	(44)

Income from operations before income taxes	3,712	1,233
Provision for income taxes	1,425	682

Net income	2,287	551

Net income attributable to noncontrolling interest	(66)	(15)

Comprehensive income attributable to IES Holdings, Inc.	$2,221	$536

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.11	$0.02
Diluted	$0.11	$0.02
Shares used in the computation of earnings per share:
Basic	21,182,268	21,299,098
Diluted	21,440,570	21,574,155

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Six Months Ended March 31,
	2018	2017
Revenues	$403,977	$395,840
Cost of services	337,073	328,844

Gross profit	66,904	66,996
Selling, general and administrative expenses	59,736	58,314
Contingent consideration expense	71	83
Gain on sale of assets	(34)	(13)

Operating income	7,131	8,612

Interest and other (income) expense:
Interest expense	914	874
Other income, net	(141)	(48)

Income from continuing operations before income taxes	6,358	7,786
Provision for income taxes	33,584	3,311

Net income (loss)	(27,226)	4,475

Net income attributable to noncontrolling interest	(122)	(67)

Comprehensive income (loss) attributable to IES Holdings, Inc.	$(27,348)	$4,408

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$(1.29)	$0.21
Diluted	$(1.29)	$0.20
Shares used in the computation of earnings per share:
Basic	21,189,641	21,292,523
Diluted	21,189,641	21,560,678

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,226)	$4,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	96	(15)
Deferred financing cost amortization	142	172
Depreciation and amortization	4,269	4,378
Gain on sale of assets	(34)	(13)
Deferred income taxes	33,584	2,675
Non-cash compensation	(111)	926
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	14,945	(435)
Inventories	(665)	(3,252)
Costs and estimated earnings in excess of billings	(1,921)	(3,491)
Prepaid expenses and other current assets	97	(5,642)
Other non-current assets	(52)	594
Accounts payable and accrued expenses	(10,081)	213
Billings in excess of costs and estimated earnings	(2,098)	1,483
Other non-current liabilities	214	587

Net cash provided by operating activities	11,159	2,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,327)	(2,891)
Proceeds from sale of property and equipment	94	23
Cash paid for acquisitions	(175)	(11,663)

Net cash used in investing activities	(2,408)	(14,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	68	5,050
Repayments of debt	(109)	(5,053)
Contingent consideration payment	—	(448)
Distribution to noncontrolling interest	(69)	(122)
Options exercised	11	87
Purchase of treasury stock	(1,229)	(14)

Net cash used in financing activities	(1,328)	(500)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,423	(12,376)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of period	28,290	33,221

CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$35,713	$20,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$788	$660
Cash paid for income taxes	$1,456	$1,685

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

Noncontrolling Interest

In connection with our acquisitions of STR Mechanical, LLC (“STR Mechanical”) in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under ASC 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at March 31, 2018, the redemption amount would have been $1,995. See Note 13, “Business Combinations” for further discussion. For the six months ended March 31, 2018, we recorded an increase to retained earnings of $44 to decrease the carrying amount of the noncontrolling interest in STR to the balance determined under ASC 810, as if it had been redeemable at March 31, 2018, the redemption amount would have been less than the carrying amount.

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

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2018 will be a blended rate of 24.53% and will decrease to 21% thereafter. For the six months ended March 31, 2018, our effective tax rate differed from the statutory tax rate as a result of a preliminary charge of $31,487 to re-measure our deferred tax assets and liabilities to reflect the estimated impact of the new statutory tax rate. This preliminary charge is subject to completion of our analysis of the impact of the Act, including as it relates to future deductions for executive compensation expense, as well as the effect of changes in the utilization of net deferred tax assets that reverse in fiscal 2018 as compared to subsequent years.

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard also requires expanded disclosures surrounding revenue recognition. The effective date will be the first quarter of our fiscal year ended September 30, 2019. The standard allows for either full retrospective or modified retrospective adoption, and we plan to use the modified retrospective basis on the adoption date. We are continuing to evaluate the impact of the adoption of this standard on our Condensed Consolidated Financial Statements. In particular, we continue to analyze areas including contract termination provisions, customer furnished materials, accounting for change orders, and accounting for commissions paid. We expect that we will continue to recognize revenues for most of our fixed-price contracts over time, as services are performed, although we have identified a limited number of arrangements where we currently recognize revenue over time, but will no longer do so under the new standard. We are also continuing to assess the necessary changes in processes and controls to meet the disclosure requirements of the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded pattern, similar to current capital leases. ASU 2016-02 becomes effective for the fiscal year ended September 30, 2020. We are currently evaluating the impact it will have on our Condensed Consolidated Financial Statements.

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

2. CONTROLLING SHAREHOLDER

At March 31, 2018, Tontine Capital Partners, L.P., together with its affiliates (collectively, “Tontine”), was the Company’s controlling shareholder, owning approximately 58% of the Company’s outstanding common stock according to a Form 4 filed with the SEC by Tontine on January 4, 2018. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, the Company has filed a shelf registration statement to register all of the shares of IES common stock owned by Tontine at the time of registration. As long as the shelf registration statement remains effective and the Company remains eligible to use it, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings, as described in the shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement.

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

3. DEBT

At March 31, 2018, and September 30, 2017, our long-term debt of $29,570 and $29,434, respectively, primarily related to amounts drawn on our revolving credit facility. Our weighted-average annual interest rate on these borrowings was 3.53% at March 31, 2018, and 3.04% at September 30, 2017. At March 31, 2018, we also had $6,408 in outstanding letters of credit and total availability of $43,738 under this facility without violating our financial covenants.

There have been no changes to the financial or other covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2017. The Company was in compliance with the financial covenants as of March 31, 2018.

At March 31, 2018, the carrying value of amounts outstanding on our revolving credit facility approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a Level 2 measurement.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

4. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and six months ended March 31, 2018, and 2017:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to common shareholders of IES Holdings, Inc.	$2,250	$532
Decrease in noncontrolling interest	(44)	—
Net income attributable to restricted shareholders of IES Holdings, Inc.	15	4

Net income attributable to IES Holdings, Inc.	$2,221	$536

Denominator:
Weighted average common shares outstanding — basic	21,182,268	21,299,098
Effect of dilutive stock options and non-vested restricted stock	258,302	275,057

Weighted average common and common equivalent shares outstanding — diluted	21,440,570	21,574,155

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.11	$0.02
Diluted	$0.11	$0.02

	Six Months Ended March 31,
	2018	2017
Numerator:
Net income (loss) attributable to common shareholders of IES Holdings, Inc.	$(27,304)	$4,373
Decrease in noncontrolling interest	(44)	—
Net income attributable to restricted shareholders of IES Holdings, Inc.	—	35

Net income (loss) attributable to IES Holdings, Inc.	$(27,348)	$4,408

Denominator:
Weighted average common shares outstanding — basic	21,189,641	21,292,523
Effect of dilutive stock options and non-vested restricted stock	—	268,155

Weighted average common and common equivalent shares outstanding — diluted	21,189,641	21,560,678

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$(1.29)	$0.21
Diluted	$(1.29)	$0.20

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the six months ended March 31, 2018. For the three months ended March 31, 2018, and the three and six months ended March 31, 2017, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three and six months ended March 31, 2018, and 2017 is as follows:

	Three Months Ended March 31, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$65,589	$50,244	$23,866	$65,978	$—	$205,677
Cost of services	59,068	40,892	18,842	53,035	—	171,837

Gross profit	6,521	9,352	5,024	12,943	—	33,840
Selling, general and administrative	6,849	6,201	4,637	9,688	2,272	29,647
Contingent consideration	—	—	71	—	—	71
Loss (gain) on sale of assets	(17)	(8)	6	(1)	—	(20)

Operating income (loss)	$(311)	$3,159	$310	$3,256	$(2,272)	$4,142

Other data:
Depreciation and amortization expense	$527	$219	$1,140	$155	$20	$2,061
Capital expenditures	$413	$398	$205	$108	$0	$1,124
Total assets	$72,559	$60,102	$100,884	$47,695	$103,747	$384,987

	Three Months Ended March 31, 2017
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$55,272	$61,674	$18,793	$67,923	$—	$203,662
Cost of services	52,604	52,378	14,515	52,351	—	171,848

Gross profit	2,668	9,296	4,278	15,572	—	31,814
Selling, general and administrative	5,261	6,120	4,222	10,932	3,585	30,120
Contingent Consideration	—	—	83	—	—	83
Loss (gain) on sale of assets	(8)	(1)	6	(3)	—	(6)

Operating income (loss)	$(2,585)	$3,177	$(33)	$4,643	$(3,585)	$1,617

Other data:
Depreciation and amortization expense	$306	$171	$1,622	$151	$69	$2,319
Capital expenditures	$435	$481	$56	$108	$15	$1,095
Total assets	$54,485	$68,475	$107,535	$50,743	$126,736	$407,974

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

	Six Months Ended March 31, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$118,591	$104,703	$45,551	$135,132	$—	$403,977
Cost of services	107,227	86,231	35,842	107,773	—	337,073

Gross profit	11,364	18,472	9,709	27,359	—	66,904
Selling, general and administrative	12,644	12,285	9,194	20,054	5,559	59,736
Contingent consideration	—	—	71	—	—	71
Loss (gain) on sale of assets	(29)	(9)	5	(1)	—	(34)

Operating income (loss)	$(1,251)	$6,196	$439	$7,306	$(5,559)	$7,131

Other data:
Depreciation and amortization expense	$1,084	$435	$2,383	$296	$71	$4,269
Capital expenditures	$923	$473	$345	$586	$—	$2,327
Total assets	$72,559	$60,102	$100,884	$47,695	$103,747	$384,987

	Six Months Ended March 31, 2017
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$109,228	$114,977	$37,270	$134,365	$—	$395,840
Cost of services	100,454	97,710	27,617	103,063	—	328,844

Gross profit	8,774	17,267	9,653	31,302	—	66,996
Selling, general and administrative	9,585	11,834	8,322	21,485	7,088	58,314
Contingent Consideration	—	—	83	—	—	83
Gain on sale of assets	(7)	(1)	(2)	(3)	—	(13)

Operating income (loss)	$(804)	$5,434	$1,250	$9,820	$(7,088)	$8,612

Other data:
Depreciation and amortization expense	$654	$345	$2,945	$301	$133	$4,378
Capital expenditures	$644	$1,560	$137	$347	$203	$2,891
Total assets	$54,485	$68,475	$107,535	$50,743	$126,736	$407,974

6. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 1,059,671 shares were available for issuance at March 31, 2018.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 79,817 shares of our common stock during the three and six months ended March 31, 2018, in open market transactions at an average price of $ 15.40 per share. We made no purchases of stock pursuant to this plan during the three and six months ended March 31, 2017.

Treasury Stock

During the six months ended March 31, 2018, we repurchased 79,817 shares of common stock on the open market pursuant to the repurchase program. During the six months ended March 31, 2018, we issued 520 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation and 1,500 unrestricted shares of common stock to satisfy the exercise of outstanding options for employees.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

During the six months ended March 31, 2017, we repurchased 683 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the Equity Incentive Plan. During the six months ended March 31, 2017, we issued 1,287 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation and 14,750 unrestricted shares to satisfy the exercise of outstanding options.

Restricted Stock

During the three months ended March 31, 2018, and 2017, we recognized $131 and $136, respectively, in compensation expense related to our restricted stock awards. During the six months ended March 31, 2018, and 2017, we recognized $245 and $273, respectively, in compensation expense related to our restricted stock awards. At March 31, 2018, the unamortized compensation cost related to outstanding unvested restricted stock was $11.

Performance Based Phantom Cash Units

Performance based phantom cash units (“PPCUs”) are a contractual right to a cash payment of $20 per PPCU. The PPCUs will generally become vested, if at all, upon achievement of certain specified performance objectives. During the three months ended March 31, 2018, and 2017, we recognized compensation expense of zero and $58, respectively, related to these units. During the six months ended March 31, 2018, and 2017, we recognized compensation expense of zero and $193, respectively, related to these units.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. During the three months ended March 31, 2018, and 2017, we recognized $49 and $40, respectively, in compensation expense related to these grants. During the six months ended March 31, 2018, and 2017, we recognized $91 and $84, respectively, in compensation expense related to these grants.

Performance Based Phantom Stock Units

A performance based phantom stock unit (a “PPSU”) is a contractual right to receive one share of the Company’s common stock upon the achievement of certain specified performance objectives and continued performance of services. At March 31, 2018, the Company had outstanding an aggregate of 399,027 three-year PPSUs. The vesting of these awards is subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels and continued performance of services through mid-December 2018. At March 31, 2018, redemption of a portion of the awards is deemed probable. During the three and six months ended March 31, 2018, we recognized a benefit to compensation expense of $652 and $449, respectively, related to these grants. This benefit is a result of a reduction in the estimated number of units deemed probable of vesting, based on the projected achievement of specified performance objectives. During the three and six months ended March 31, 2017, we recognized compensation expense of $225 and $528, respectively, related to these grants.

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

Investment in EnerTech

The following table presents the reconciliation of the carrying value to the fair value of the investment in EnerTech as of March 31, 2018, and September 30, 2017:

	March 31, 2018	September 30, 2017
Carrying value	$558	$558
Unrealized gains	170	171

Fair value	$728	$729

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

At each reporting date, the Company performs an evaluation of impairment for securities to determine if any unrealized losses are other-than temporary. Based on the results of this evaluation, we believe the unrealized gain at March 31, 2018, and September 30, 2017, indicated our investment was not impaired.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plans. During the three months ended March 31, 2018 and 2017, we recognized $485 and $315, respectively, in matching expense. During the six months ended March 31, 2018 and 2017, we recognized $914 and $459, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $775 recorded as of March 31, 2018, and $815 as of September 30, 2017, related to such plans.

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

At March 31, 2018, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, and September 30, 2017, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	March 31, 2018
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$686	$686	$—
Executive savings plan liabilities	(572)	(572)	—
Contingent consideration	(467)	—	(467)

Total	$(353)	$114	$(467)

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

In fiscal years 2016 and 2017, we entered into contingent consideration arrangements related to certain acquisitions. Please see Note 13, “Business Combinations” for further discussion. At March 31, 2018, we estimated the fair value of these contingent consideration liabilities at $467. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair Value at September 30, 2017	$786
Settlements	(390)
Net Adjustments to Fair Value	71

Fair Value at March 31, 2018	$467

10. INVENTORY

Inventories consist of the following components:

	March 31, 2018	September 30, 2017
Raw materials	$3,414	$4,104
Work in process	4,197	3,731
Finished goods	1,605	1,692
Parts and supplies	8,374	7,396

Total inventories	$17,590	$16,923

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a progression of goodwill by segment for the six months ended March 31, 2018:

	Commercial & Industrial	Infrastructure Solutions	Residential	Total
Goodwill at September 30, 2017	$7,176	$30,886	$8,631	$46,693
Adjustments	—	45	—	45

Goodwill at March 31, 2018	$7,176	$30,931	$8,631	$46,738

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Intangible Assets

Intangible assets consist of the following:

		March 31, 2018
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$4,643	$622	$4,021
Technical library	20	400	91	309
Customer relationships	6-15	31,229	6,234	24,995
Backlog	1	2,412	2,412	—
Construction contracts	1	2,399	2,209	190

Total		$41,083	$11,568	$29,515

		September 30, 2017
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$4,643	$440	$4,203
Technical library	20	400	81	319
Customer relationships	6-15	31,115	4,741	26,374
Backlog	1	2,412	2,130	282
Construction contracts	1	2,399	2,164	235

Total		$40,969	$9,556	$31,413

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

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Following mediation in June and November 2017, the Company reached an agreement in late December 2017 to settle all claims brought against it. In the six months ended March 31, 2018, a mutual settlement and release agreement was executed by the plaintiffs and the Company resulting in a charge and payment by the Company of $200.

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

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2018, and September 30, 2017, we had $6,816 and $6,204, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of March 31, 2018, and September 30, 2017, we had $230 and $218, respectively, reserved for these claims. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2018, and September 30, 2017, $5,900 and $5,985, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of March 31, 2018, the estimated cost to complete our bonded projects was approximately $60,114. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At both March 31, 2018, and September 30, 2017, $508 of our outstanding letters of credit were to collateralize our vendors.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2018, we had no such commitments.

13. BUSINESS COMBINATIONS

2017

The Company completed three acquisitions in the year ended September 30, 2017, for a total aggregate consideration of $20,979. See Note 18, “Business Combinations and Divestitures” in our Annual Report on Form 10-K for the year ended September 30, 2017, for further information.

•	Freeman Enclosure Systems, LLC – We acquired 100% of the membership interests and associated real estate of Freeman and its affiliate Strategic Edge LLC on March 16, 2017. Strategic Edge LLC was subsequently merged into Freeman, with Freeman as the surviving entity. Freeman is included in our Infrastructure Solutions segment. Freeman’s ability to manufacture custom generator enclosures has expanded our solutions offering.

•	Technical Services II, LLC – STR Mechanical, our 80% owned subsidiary which is consolidated, acquired all of the membership interests of Technical Services, a Chesapeake, Virginia-based provider of mechanical maintenance services, including commercial heating, ventilation and air conditioning, food service equipment, electrical and plumbing services, on June 15, 2017. Technical Services operates as a subsidiary of STR Mechanical within the Company’s Commercial & Industrial segment. The acquisition of Technical Services has expanded our geographic reach and diversified our customer base for mechanical maintenance services.

•	NEXT Electric, LLC – On July 14, 2017, the Company acquired 80% of the membership interests of NEXT Electric, a Milwaukee, Wisconsin-based electrical contractor specializing in the design, installation and maintenance of electrical systems for commercial, industrial, healthcare, water treatment and education end markets. NEXT Electric operates within the Company’s Commercial & Industrial segment.

The total purchase consideration for the Freeman and Technical Services acquisitions included contingent consideration payments based on the acquired company’s earnings, as defined in the applicable purchase and sale agreement. The fair value of the total contingent consideration liability for all acquisitions, including Freeman and Technical Services, was estimated at $467 at March 31, 2018, and is included in other non-current liabilities on our Condensed Consolidated Balance Sheets.

The Company accounted for the transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations of Technical Services and NEXT Electric, which are derived from estimated fair value assessments and assumptions used by management, are preliminary pending finalization of certain tangible and intangible asset valuations and assessment of deferred taxes.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma results of operations, calculated as if each acquisition occurred as of October 1 of the fiscal year prior to consummation, for the three and six months ended March 31, 2018, and 2017, are as follows:

	Unaudited
	Three Months Ended March 31,
	2018	2017
Revenues	$205,677	$210,557
Net income attributable to IES Holdings, Inc.	$2,221	$499

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

	Unaudited
	Six Months Ended March 31,
	2018	2017
Revenues	$403,977	$410,371
Net income (loss) attributable to IES Holdings, Inc.	$(27,348)	$4,212

14. SUBSEQUENT EVENTS

Acquisition of Azimuth Communications, Inc.

On April 6, 2018, the Company acquired all of the outstanding capital stock of Azimuth Communications, Inc. (“Azimuth”), a Portland, Oregon-based provider of design and integration services for structured cabling, physical security, access control systems, distributed antenna systems, wireless access, and audio visual systems. Azimuth will operate within our Communications segment.

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

OVERVIEW

Executive Overview

Please refer to Item 1. “Business” of our Annual Report on Form 10-K for the year ended September 30, 2017, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, is a holding company that owns and manages operating subsidiaries, comprised of providers of industrial products and infrastructure services, to a variety of end markets. Our operations are currently organized into four principal business segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential. Expenses associated with our corporate office are classified separately. The following tables present selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Three Months Ended March 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$205,677	100.0%	$203,662	100.0%
Cost of services	171,837	83.5%	171,848	84.4%

Gross profit	33,840	16.5%	31,814	15.6%
Selling, general and administrative expenses	29,647	14.4%	30,120	14.8%
Contingent consideration	71	0.0%	83	0.0%
Gain on sale of assets	(20)	0.0%	(6)	0.0%

Operating Income	4,142	2.0%	1,617	0.8%

Interest and other (income) expense, net	430	0.2%	384	0.2%

Income from operations before income taxes	3,712	1.8%	1,233	0.6%
Provision for income taxes	1,425	0.7%	682	0.3%

Net income	2,287	1.1%	551	0.3%

Net income attributable to noncontrolling interest	(66)	0.0%	(15)	0.0%

Comprehensive income attributable to IES Holdings, Inc.	$2,221	1.1%	$536	0.3%

Consolidated revenues for the three months ended March 31, 2018, were $2.0 million higher than for the three months ended March 31, 2017, an increase of 1.0%, with increases at our Commercial & Industrial and Infrastructure Solutions segments. Revenues at our three businesses acquired in fiscal 2017 increased by $15.1 million, partly offset by a $5.5 million decrease at two underperforming branches within our Commercial & Industrial segment, which are in the process of winding down operations.

Consolidated gross profit for the three months ended March 31, 2018, increased $2.0 million compared with the three months ended March 31, 2017. Our overall gross profit percentage increased to 16.5% during the three months ended March 31, 2018, as compared to 15.6% during the three months ended March 31, 2017. Gross profit as a percentage of revenue increased at all of our segments, with the exception of our Residential segment.

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

During the three months ended March 31, 2018, our selling, general and administrative expenses were $29.6 million, a decrease of $0.5 million, or 1.6%, over the three months ended March 31, 2017. Selling, general and administrative expense as a percent of revenue decreased from 14.8% for the three months ended March 31, 2017, to 14.4% for the three months ended March 31, 2018. This decrease was primarily attributable to lower variable compensation and incentive costs. Businesses acquired during fiscal 2017 contributed an additional $1.4 million for the three months March 31, 2018.

	Six Months Ended March 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$403,977	100.0%	$395,840	100.0%
Cost of services	337,073	83.4%	328,844	83.1%

Gross profit	66,904	16.6%	66,996	16.9%
Selling, general and administrative expenses	59,736	14.8%	58,314	14.7%
Contingent consideration	71	0.0%	83	0.0%
Gain on sale of assets	(34)	0.0%	(13)	0.0%

Operating income	7,131	1.8%	8,612	2.2%

Interest and other (income) expense, net	773	0.2%	826	0.2%

Income from operations before income taxes	6,358	1.6%	7,786	2.0%
Provision for income taxes (1)	33,584	8.3%	3,311	0.8%

Net income (loss)	(27,226)	(6.7) %	4,475	1.2%

Net income attributable to noncontrolling interest	(122)	0.0%	(67)	0.0%

Comprehensive income (loss) attributable to IES Holdings, Inc.	$(27,348)	(6.8) %	$4,408	1.2%

(1)	2018 includes a charge of $31.5 million to re-measure our net deferred tax assets in connecti with the Tax Cuts and Jobs Act.

Consolidated revenues for the six months ended March 31, 2018 were $8.1 million higher than for the six months ended March 31, 2017, an increase of 2.1%, with increases at all of our operating segments with the exception of our Communications segment. Revenues from our businesses acquired in fiscal 2017 contributed $27.3 million of the revenue increase for the six months ended March 31, 2018, largely offset by a $12.7 million decrease in revenue at the Denver and Roanoke branches of our Commercial & Industrial segment, which are in the process of winding down operations.

Our overall gross profit percentage decreased to 16.6% during the six months ended March 31, 2018, as compared to 16.9% during the six months ended March 31, 2017. Businesses acquired in fiscal 2017, contributed an additional $3.4 million of gross profit for the six months ended March 31, 2018, as compared with the six months ended March 31, 2018. However, this increase was largely offset by a decrease in margin associated with higher materials costs in our Residential segment.

During the six months ended March 31, 2018, our selling, general and administrative expenses were $59.7 million, an increase of $1.4 million, or 2.4%, over the six months ended March 31, 2017. This increase was primarily attributable to expense incurred at businesses acquired during fiscal 2017, which contributed $3.0 million of the increase for the six months ended March 31, 2018. This increase was partly offset by a reduction in variable compensation expense.

Commercial & Industrial

	Three Months Ended March 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$65,589	100.0%	$55,272	100.0%
Cost of services	59,068	90.1%	52,604	95.2%

Gross profit	6,521	9.9%	2,668	4.8%
Selling, general and administrative expenses	6,849	10.4%	5,261	9.5%
Gain on sale of assets	(17)	0.0%	(8)	0.0%

Operating Income	(311)	-0.5%	(2,585)	-4.7%

Revenue. Revenues in our Commercial & Industrial segment increased $10.3 million, or 18.7%, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase was largely driven by revenues at businesses acquired in the third and fourth quarters of fiscal 2017, which contributed an additional $10.5 million during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Additionally, increased bid volume at several of our branches also contributed to the overall increase in revenues. These increases were offset by a $5.5 million decrease relating to our Denver and Roanoke branches, which are in the process of winding down operations. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2018, increased by $3.9 million, as compared to the three months ended March 31, 2017. The increase is due to both the $2.5 million reduction in losses at our Denver and Roanoke branches, which are in the process of winding down operations, and $1.6 million of additional gross profit contributed by our fiscal 2017 acquisitions during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2018, increased $1.6 million, or 30.2%, compared to the three months ended March 31, 2017. Selling, general and administrative expenses as a percentage of revenues increased 0.9% to 10.4% during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase relates primarily to our fiscal 2017 acquisitions, which increased expense by $1.1 million.

The following table summarizes the results of our Denver and Roanoke branches, which are in the process of winding down operations. These results are included in the consolidated Commercial & Industrial results shown above:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenues	$3,949	$9,403
Cost of Service	3,993	11,936
Selling, general and administrative expenses	453	815

Loss from continuing operations	$(497)	$(3,348)

	Six Months Ended March 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$118,591	100.0%	$109,228	100.0%
Cost of services	107,227	90.4%	100,454	92.0%

Gross profit	11,364	9.6%	8,774	8.0%
Selling, general and administrative expenses	12,644	10.7%	9,585	8.8%
Gain on sale of assets	(29)	0.0%	(7)	0.0%

Operating Income	(1,251)	-1.1%	(804)	-0.7%

Revenue. Revenues in our Commercial & Industrial segment increased $9.4 million during the six months ended March 31, 2018, an increase of 8.6% compared to the six months ended March 31, 2018. The increase in revenue over this period was driven by our fiscal 2017 acquisitions, which contributed $19.6 million of additional revenue during the six months ended March 31, 2018 compared to the six months ended March 31, 2017. This increase in revenue was partly offset by a $12.7 million decrease in revenue attributable to the winding down of operations at our Denver and Roanoke locations for the six months ended March 31, 2018, as compared with the six months ended March 31, 2017. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2018, increased by $2.6 million, or 29.5%, as compared to the six months ended March 31, 2017. As a percentage of revenue, gross profit increased from 8.0% for the six months ended March 31, 2017, to 9.6% for the six months ended March 31, 2018. The increase was driven by $3.1 million of additional gross profit contributed by our fiscal 2017 acquisitions during the six months ended March 31, 2018, compared to the six months ended March 31, 2017. Additionally, for the six months ended March 31, 2018, gross margin improved by $2.1 million compared with the six months ended March 31, 2017 at our Denver and Roanoke branches, which are in the process of winding down operations. These increases were partly offset by a benefit we received from a change order on a large project in the six months ended March 31, 2017. Additionally, results for the six months ended March 31, 2018 were affected by an increase in workers’ compensation expense in the first quarter of fiscal 2018, as a result of claims incurred related to certain incidents which occurred prior to fiscal 2018. As we are effectively self-insured with respect to workers’ compensation, we may incur costs related to a claim in a reporting period subsequent to the incident related to the claim, and expense can vary significantly from period to period, depending on the timing of claims development. See Note 12, “Commitments and Contingencies” for further discussion.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2018, increased $3.1 million, or 31.9%, compared to the six months ended March 31, 2017, and increased 1.9% as a percentage of revenue. The increase was driven by our fiscal 2017 acquisitions, where selling, general and administrative expense for the six months ended March 31, 2018, increased by $2.1 million. The remaining increase relates primarily to employee expense associated with management hired to provide additional oversight at the regional and branch levels.

The following table summarizes the results of our Denver and Roanoke branches, which are in the process of winding down operations. These results are included in the consolidated Commercial & Industrial segment results shown above:

	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017

Revenues	$7,110	$19,801
Cost of Service	7,304	22,085
Selling, general and administrative expenses	943	1,463

Loss from continuing operations	$(1,137)	$(3,747)

Communications

	Three Months Ended March 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$50,244	100.0%	$61,674	100.0%
Cost of services	40,892	81.4%	52,378	84.9%

Gross profit	9,352	18.6%	9,296	15.1%
Selling, general and administrative expenses	6,201	12.3%	6,120	9.9%
Gain on sale of assets	(8)	0.0%	(1)	0.0%

Operating Income	3,159	6.3%	3,177	5.2%

Revenue. Our Communications segment’s revenues decreased by $11.4 million during the three months ended March 31, 2018, primarily as a result of $6.8 million of revenue we received in the three months ended March 31, 2017 on a large system upgrade project for a school district. This project was completed in fiscal 2017. Revenues in our Communications segment can vary from quarter to quarter based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2018, increased by $0.1 million compared to the three months ended March 31, 2017. Gross profit as a percentage of revenue increased 3.5% to 18.6% for the three months ended March 31, 2018, primarily as a result of improved project execution.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $0.1 million, or 1.3%, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased 2.4% to 12.3% of segment revenue during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase is a result of higher personnel cost, particularly related to higher incentive compensation expense in connection with improved profitability and cash flows, as well as continuing investment to support anticipated growth.

	Six Months Ended March 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$104,703	100.0%	$114,977	100.0%
Cost of services	86,231	82.4%	97,710	85.0%

Gross profit	18,472	17.6%	17,267	15.0%
Selling, general and administrative expenses	12,285	11.7%	11,834	10.3%
Gain on sale of assets	(9)	0.0%	(1)	0.0%

Operating Income	6,196	5.9%	5,434	4.7%

Revenue. Our Communications segment revenues decreased by $10.3 million during the six months ended March 31, 2018, primarily as a result of $6.8 million of revenue we received in the three months ended March 31, 2017 on a large system upgrade project for a school district. This project was completed in fiscal 2017. Revenues in our Communications segment can vary from quarter to quarter based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2018, increased $1.2 million, or 7.0%, as compared to the six months ended March 31, 2017. Gross profit as a percentage of revenue increased 2.6% to 17.6% for the six months ended March 31, 2018. The increase is driven, primarily by improved project execution.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $0.5 million, or 3.8%, during the six months ended March 31, 2018, compared to the six months ended March 31, 2017. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased by 1.4% to 11.7% of segment revenue during the six months ended March 31, 2018, compared to the six months ended March 31, 2017. The increase is a result of higher personnel cost, including increased incentive compensation associated with higher profitability and cash flows. Additionally, we have continued to invest in the necessary infrastructure to support anticipated growth.

Infrastructure Solutions

	Three Months Ended March 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$23,866	100.0%	$18,793	100.0%
Cost of services	18,842	78.9%	14,515	77.2%

Gross profit	5,024	21.1%	4,278	22.8%
Selling, general and administrative expenses	4,637	19.4%	4,222	22.5%
Contingent consideration	71	0.3%	83	0.4%
Loss on sale of assets	6	0.0%	6	0.0%

Operating income (loss)	310	1.3%	(33)	-0.2%

Revenue. Revenues in our Infrastructure Solutions segment increased $5.1 million during the three months ended March 31, 2018, an increase of 27.0% compared to the three months ended March 31, 2017. The increase in revenue was driven primarily by additional revenue of $4.5 million contributed by the acquisition of Freeman Enclosures in the second quarter of fiscal 2017.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended March 31, 2018, increased $0.7 million as compared to the three months ended March 31, 2017. Gross profit as a percentage of revenue decreased 1.7% to 21.1%. Margins are primarily affected by the mix of work performed.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended March 31, 2018, increased $0.4 million compared to the three months ended March 31, 2017, largely as a result of general and administrative expenses at Freeman Enclosures, which was acquired during the second quarter of fiscal 2017.

	Six Months Ended March 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$45,551	100.0%	$37,270	100.0%
Cost of services	35,842	78.7%	27,617	74.1%

Gross profit	9,709	21.3%	9,653	25.9%
Selling, general and administrative expenses	9,194	20.2%	8,322	22.3%
Contingent consideration	71	0.2%	83	0.2%
Loss (gain) on sale of assets	5	0.0%	(2)	0.0%

Operating income	439	1.0%	1,250	3.4%

Revenue. Revenues in our Infrastructure Solutions segment increased $8.3 million during the six months ended March 31, 2018, an increase of 22.2% compared to the six months ended March 31, 2017. The increase was primarily driven by $10.0 million of additional revenue contributed by Freeman Enclosures, which we acquired during the second quarter of fiscal 2017.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the six months ended March 31, 2018, increased $0.1 million as compared to the six months ended March 31, 2017. Gross profit as a percentage of revenues decreased 4.6% to 21.3% for the six months ended March 31, 2018. Margins are affected by the mix of work performed.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the six months ended March 31, 2018, increased $0.9 million compared to the six months ended March 31, 2017. The increase was primarily the result of general and administrative costs incurred at Freeman Enclosures, which increased $0.8 million for the six months ended March 31, 2018.

Residential

	Three Months Ended March 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$65,978	100.0%	$67,923	100.0%
Cost of services	53,035	80.4%	52,351	77.1%

Gross profit	12,943	19.6%	15,572	22.9%
Selling, general and administrative expenses	9,688	14.7%	10,932	16.1%
Gain on sale of assets	(1)	0.0%	(3)	0.0%

Operating income	3,256	4.9%	4,643	6.8%

Revenue. Our Residential segment’s revenues decreased by $1.9 million during the three months ended March 31, 2018, a decrease of 2.9% as compared to the three months ended March 31, 2017. The decrease is driven by our multi-family business, where revenues decreased by $7.0 million for the three months ended March 31, 2018, compared with the three months ended March 31, 2017. The quarter ended March 31, 2017, benefitted from a historically high level of backlog, which was the result of project delays in the previous fiscal year. Our current multi-family backlog has returned to a more typical level. This decrease was partly offset by our single-family business, where revenues increased by $3.9 million. Service and solar revenues also increased by $1.2 million for the three months ended March 31, 2018, compared with the same period in the prior year.

Gross Profit. During the three months ended March 31, 2018, our Residential segment experienced a $2.6 million, or 16.9%, decrease in gross profit as compared to the three months ended March 31, 2017. The decrease in gross profit was driven primarily by an increase in copper and other commodity prices, as we experienced favorable commodity prices in the quarter ended March 31, 2017, as well as an increase in labor costs, as a result of tightening labor markets. Gross margin as a percentage of revenue decreased 3.3% to 19.6% during the quarter ended March 31, 2018, as compared with the quarter ended March 31, 2017.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.2 million, or 11.4%, decrease in selling, general and administrative expenses during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily as a result of lower incentive compensation expense in connection with lower profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 14.7% of segment revenue during the three months ended March 31, 2018, compared to 16.1% in the three months ended March 31, 2017.

	Six Months Ended March 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$135,132	100.0%	$134,365	100.0%
Cost of services	107,773	79.8%	103,063	76.7%

Gross profit	27,359	20.2%	31,302	23.3%
Selling, general and administrative expenses	20,054	14.8%	21,485	16.0%
Gain on sale of assets	(1)	0.0%	(3)	0.0%

Operating income	7,306	5.4%	9,820	7.3%

Revenue. Our Residential segment revenues increased by $0.8 million during the six months ended March 31, 2018, an increase of 0.6% as compared to the six months ended March 31, 2017. The increase is driven by our single-family business, where revenues increased by $9.4 million for the six months ended March 31, 2018, compared with the six months ended March 31, 2017. Service and solar revenues also increased by $2.1 million for the six months ended March 31, 2018, compared with the same period in the prior year. These increases were partly offset by a decrease in multi-family revenues, which declined by $10.7 million. The six months ended March 31, 2017, benefitted from a historically high level of backlog, which was the result of project delays in the previous fiscal year. Our current multi-family backlog has returned to a more typical level.

Gross Profit. During the six months ended March 31, 2018, our Residential segment experienced a $3.9 million, or 12.6%, decrease in gross profit as compared to the six months ended March 31, 2017. The decrease in gross profit was driven primarily by an increase in copper and other commodity prices, as we experienced favorable commodity prices in the six months ended March 31, 2017, as well as an increase in labor costs, as a result of tightening labor markets. Gross margin as a percentage of revenue decreased 3.1% to 20.2% during the six months ended March 31, 2018, as compared with the six months ended March 31, 2017.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.4 million, or 6.7%, decrease in selling, general and administrative expenses during the six months ended March 31, 2018, compared to the six months ended March 31, 2017, driven by decreased compensation expense, primarily as a result of a decrease of $0.7 million in variable compensation and incentive costs associated with decreased profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased by 1.2% to 14.8% of segment revenue during the six months ended March 31, 2018.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest expense	$402	$341
Deferred financing charges	71	87

Total interest expense	473	428
Other (income) expense, net	(43)	(44)

Total interest and other expense, net	$430	$384

During the three months ended March 31, 2018, we incurred interest expense of $0.5 million primarily comprised of interest expense from our term loan facility with Wells Fargo Bank, N.A. (“Wells Fargo”), an average letter of credit balance of $6.4 million under our revolving credit facility and an average unused line of credit balance of $28.5 million. This compares to interest expense of $0.4 million for the three months ended March 31, 2017, primarily comprised of interest expense from our term loan facility, an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $33.2 million.

	Six Months Ended March 31,
	2018	2017
	(In thousands)
Interest expense	$772	$702
Deferred financing charges	142	172

Total interest expense	914	874
Other (income) expense, net	(141)	(48)

Total interest and other expense, net	$773	$826

During the six months ended March 31, 2018, we incurred interest expense of $0.9 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.4 million and an average unused line of credit balance of $24.3 million. This compares to interest expense of $0.9 million for the six months ended March 31, 2017, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.7 million and an average unused line of credit balance of $33.1 million.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $1.4 million for the three months ended March 31, 2018, compared to income tax expense of $0.7 million for the three months ended March 31, 2017.

We recorded income tax expense of $33.6 million for the six months ended March 31, 2018, compared to income tax expense of $3.3 million for the six months ended March 31, 2017.

For the six months ended March 31, 2018, our income tax expense included a preliminary charge of $31.5 million to re-measure our deferred tax assets and liabilities to reflect the estimated impact of the new statutory tax rate enacted during the quarter.

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

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as needed basis. Additionally, electrical installation services for single-family housing at our Residential segment is completed on a short-term basis and is therefore excluded from backlog. In addition, certain service work is performed under master service agreements on an as-needed basis. Our backlog has increased from $331 million at September 30, 2017, to $343 million at March 31, 2018.

WORKING CAPITAL

During the six months ended March 31, 2018, working capital exclusive of cash decreased by $1.4 million from September 30, 2017, reflecting a $12.6 million decrease in current assets excluding cash and a $11.2 million decrease in current liabilities during the period.

During the six months ended March 31, 2018, our current assets exclusive of cash decreased to $190.9 million, as compared to $203.5 million as of September 30, 2017. The decrease primarily relates to a $15.7 million decrease in accounts receivable and retainage. Days sales outstanding decreased to 59 at March 31, 2018, from 66 at September 30, 2017. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the six months ended March 31, 2018, our total current liabilities decreased by $11.2 million to $139.4 million, compared to $150.6 million as of September 30, 2017, primarily related to a decrease in accounts payable and accrued liabilities.

The decreases in both accounts receivable and accounts payable are typical for the six months of our fiscal year, based on a slowing of activity around the end of the calendar year, combined with winter weather related project delays.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2018, the estimated cost to complete our bonded projects was approximately $60.1 million.

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

The Credit Facility contains customary affirmative, negative and financial covenants as well as events of default.

As of March 31, 2018, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

•	a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement), measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0;

•	minimum Liquidity (as defined in the Amended Credit Agreement) of at least thirty percent (30%) of the Maximum Revolver Amount (as defined in the Amended Credit Agreement), or $30 million; with, for purposes of this covenant, at least fifty percent (50%) of our Liquidity comprised of Excess Availability (as defined in the Amended Credit Agreement); and

•	minimum EBITDA (as defined in the Amended Credit Agreement), measured at the end of each quarter, of at least the required amount set forth in the following table for the applicable period set forth opposite thereto:

Applicable Amount	Applicable Period
$ 32.5 million	For the four quarter period ending March 31, 2018
$ 35.0 million	For each four quarter period ending June 30, 2018 and each quarter-end thereafter

At March 31, 2018, our Liquidity was $79.5 million, our Excess Availability was $43.7 million (or greater than 50% of minimum Liquidity), our Fixed Charge Coverage Ratio was 5.8:1.0; and our EBITDA, as defined in the Amended Credit Agreement for the four quarters ended March 31, 2018 was $36.3 million.

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

At March 31, 2018, we had $6.4 million in outstanding letters of credit with Wells Fargo Bank, N.A and outstanding borrowings of $30.2 million.

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

Operating activities provided net cash of $11.2 million during the six months ended March 31, 2018, as compared to $2.7 million of net cash provided in the six months ended March 31, 2017. The increase in operating cash flow resulted primarily from improved working capital at our Communications segment, where we had a higher level of cost-plus arrangements in the six months ended March 31, 2018 as compared with March 31, 2017, under which the timing of collections from customers is later as compared to a typical fixed-price contract.

Investing Activities

Net cash used in investing activities was $2.4 million for the six months ended March 31, 2018, compared with $14.5 million for the six months ended March 31, 2017. We used cash of $2.3 million for purchases of fixed assets in the six months ended March 31, 2018. For the six months ended March 31, 2017, we used $2.9 million of cash for the purchase of fixed assets. We used $0.2 million in conjunction with business combinations in the six months ended March 31, 2018, compared to $11.7 million in the six months ended March 31, 2017.

Financing Activities

Net cash used in financing activities for the six months ended March 31, 2018 was $1.3 million, compared with a usage of $0.5 million in the six months ended March 31, 2017. We used $1.2 million in conjunction with our stock repurchase plan during the six months ended March 31, 2018. During the six months ended March 31, 2017, we used $0.4 million to make contingent consideration payments.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We purchased 79,817 shares pursuant to this program during the six months ended March 31, 2018.

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

All of the long-term debt outstanding under our revolving credit facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under the credit facility as of March 31, 2018, would cause a $0.3 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2018:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan as of March 31, 2018
January 1, 2018—January 31, 2018	—	—	—	825,431
February 1, 2018 – February 28, 2018	8,713	$15.49	8,713	816,718
March 1, 2018—March 31, 2018	71,104	$15.39	71,104	736,901
Total	79,817	$15.40	79,817	736,901
(1)	The total number of shares purchased includes shares purchased pursuant to the plan described in footnote (2) below. No shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees during the quarter ended March 31, 2018.
(2)	Our Board of Directors has authorized a stock repurchase program for the purchase of up to 1.5 million shares of the Company’s common stock from time to time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1 —	Stock Purchase Agreement dated as of June 1, 2016, by and among IES Infrastructure Solutions, LLC, IES Holdings, Inc., Technibus, Inc. and Technibus, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016)

3.1 —	Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

3.3 —	Amended and Restated Bylaws of IES Holdings, Inc., effective May 24, 2016. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 24, 2016)

4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)

4.2 —	Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016)

(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President,

(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)32.1 —	Section 1350 Certification of Robert W. Lewey, President

(1)32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2018.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)