Form 10-Q
period 2018-06-30
IES Holdings, Inc.
filed 2018-08-03
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

On August 1, 2018, there were 21,205,536 shares of common stock outstanding.

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

Item 1.	Financial Statements

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	June 30,	September 30,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,692	$28,290
Accounts receivable:
Trade, net of allowance of $738 and $650, respectively	139,182	142,946
Retainage	23,019	21,360
Inventories	18,717	16,923
Costs and estimated earnings in excess of billings	22,595	13,438
Prepaid expenses and other current assets	8,824	8,795

Total current assets	234,029	231,752

Property and equipment, net	25,217	24,643
Goodwill	49,299	46,693
Intangible assets, net	31,736	31,413
Deferred tax assets	49,597	86,211
Other non-current assets	6,085	3,782

Total assets	$395,963	$424,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	117,385	120,710
Billings in excess of costs and estimated earnings	25,812	29,918

Total current liabilities	143,197	150,628

Long-term debt	29,634	29,434
Other non-current liabilities	4,412	4,457

Total liabilities	177,243	184,519

Noncontrolling interest	3,247	3,271
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 issued and 21,205,536 and 21,336,975 outstanding, respectively	220	220
Treasury stock, at cost, 843,993 and 712,554 shares, respectively	(8,937)	(6,898)
Additional paid-in capital	196,551	196,955
Retained earnings	27,639	46,427

Total stockholders’ equity	215,473	236,704

Total liabilities and stockholders’ equity	$395,963	$424,494

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Revenues	$232,576	$208,323
Cost of services	190,039	172,925

Gross profit	42,537	35,398
Selling, general and administrative expenses	32,372	30,771
Contingent consideration	81	(33)
Gain on sale of assets	(5)	(55)

Operating income	10,089	4,715

Interest and other (income) expense:
Interest expense	513	407
Other income, net	(111)	(46)

Income from operations before income taxes	9,687	4,354
Provision (Benefit) for income taxes	1,038	(1,519)

Net income	8,649	5,873

Net income attributable to noncontrolling interest	(133)	(5)

Comprehensive income attributable to IES Holdings, Inc.	$8,516	$5,868

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.40	$0.27
Diluted	$0.40	$0.27

Shares used in the computation of earnings per share:
Basic	21,200,635	21,300,716
Diluted	21,331,883	21,556,118

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Revenues	$636,553	$604,163
Cost of services	527,112	501,769

Gross profit	109,441	102,394
Selling, general and administrative expenses	92,108	89,085
Contingent consideration	152	50
Gain on sale of assets	(39)	(68)

Operating income	17,220	13,327

Interest and other (income) expense:
Interest expense	1,427	1,281
Other income, net	(252)	(94)

Income from operations before income taxes	16,045	12,140
Provision for income taxes	34,622	1,792

Net income (loss)	(18,577)	10,348

Net income attributable to noncontrolling interest	(255)	(72)

Comprehensive income (loss) attributable to IES Holdings, Inc.	$(18,832)	$10,276

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$(0.89)	$0.48
Diluted	$(0.89)	$0.48

Shares used in the computation of earnings per share:
Basic	21,193,306	21,295,254
Diluted	21,193,306	21,550,804

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,577)	$10,348
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	250	31
Deferred financing cost amortization	214	229
Depreciation and amortization	6,706	6,884
Gain on sale of assets	(39)	(68)
Deferred income taxes	34,622	494
Non-cash compensation	(395)	1,329
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	4,992	(1,593)
Inventories	(1,721)	(3,919)
Costs and estimated earnings in excess of billings	(8,990)	(3,151)
Prepaid expenses and other current assets	(1,645)	(9,082)
Other non-current assets	270	350
Accounts payable and accrued expenses	(6,862)	600
Billings in excess of costs and estimated earnings	(4,019)	6,438
Other non-current liabilities	172	1,312

Net cash provided by operating activities	4,978	10,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,383)	(3,796)
Proceeds from sale of property and equipment	107	237
Cash paid for acquisitions	(5,981)	(14,659)

Net cash used in investing activities	(9,257)	(18,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	99	5,313
Repayments of debt	(136)	(5,328)
Contingent consideration payment	—	(448)
Distribution to noncontrolling interest	(235)	(153)
Options exercised	11	207
Purchase of treasury stock	(2,058)	(891)

Net cash used in financing activities	(2,319)	(1,300)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,598)	(9,316)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of period	28,290	33,221

CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$21,692	$23,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,227	$1,108
Cash paid for income taxes	$2,313	$2,285

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

Noncontrolling Interest

In connection with our acquisitions of STR Mechanical, LLC (“STR Mechanical”) in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under ASC 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at June 30, 2018, the redemption amount would have been $2,995. See Note 13, “Business Combinations” for further discussion. For the nine months ended June 30, 2018, we recorded an increase to retained earnings of $44 to decrease the carrying amount of the noncontrolling interest in STR to the balance determined under ASC 810, as if it had been redeemable at June 30, 2018, as the redemption amount would have been less than the carrying amount.

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

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2018 will be a blended rate of 24.53% and will decrease to 21% thereafter. For the nine months ended June 30, 2018, our effective tax rate differed from the statutory tax rate as a result of a preliminary charge of $31,506 to re-measure our deferred tax assets and liabilities to reflect the estimated impact of the new statutory tax rate, slightly offset by a benefit of $1,840 related to the reversal of an uncertain tax position. This benefit differs from the expected recognition of $3,284 as disclosed in our Form 10-K for the year ended September 30, 2017 as a result of the decrease in the statutory tax rate. The preliminary charge to re-measure our deferred tax assets is subject to completion of our analysis of the impact of the Act, including as it relates to future deductions for executive compensation expense, as well as the effect of changes in the utilization of net deferred tax assets that reverse in fiscal 2018 as compared to subsequent years.

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard also requires expanded disclosures surrounding revenue recognition. The effective date will be the first quarter of our fiscal year ended September 30, 2019. The standard allows for either full retrospective or modified retrospective adoption, and we plan to use the modified retrospective basis on the adoption date. We are continuing to evaluate the impact of the adoption of this standard on our Condensed Consolidated Financial Statements. In particular, we believe the most significant areas where we expect some impact to our current accounting will be contract termination provisions, identification of performance obligations, and accounting for commissions paid. We expect that we will continue to recognize revenues for most of our fixed-price contracts over time, as services are performed, although we have identified a limited number of arrangements where we currently recognize revenue over time, but will no longer do so under the new standard. The impact of this standard on our Consolidated Financial Statements will be determined by the specific terms of contracts in progress at the adoption date and our progress on those projects. We are also continuing to assess the necessary changes in processes and controls to meet the disclosure requirements of the new standard.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (“ASU 2016-01”). This standard is associated with the recognition and measurement of financial assets and liabilities with further clarifications made in February 2018 with the issuance of ASU 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, although early adoption is permitted.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (“ASU 2017-09”), to reduce the diversity in practice and the cost and complexity when changing the terms or conditions of a share-based payment award. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, although early adoption is permitted. The prospective transition method will be required for this new guidance.

We do not expect ASU 2016-01, ASU 2017-01 or ASU 2017-09 to have a material effect on our Condensed Consolidated Financial Statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for nonemployee awards may be lower and less volatile than under current US GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, although early adoption is permitted. We are currently evaluating the impact it will have on our Condensed Consolidated Financial Statements.

2. CONTROLLING SHAREHOLDER

At June 30, 2018, Tontine Capital Partners, L.P., together with its affiliates (collectively, “Tontine”), was the Company’s controlling shareholder, owning approximately 59% of the Company’s outstanding common stock according to a Form 4 filed with the SEC by Tontine on July 2, 2018. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

3. DEBT

At June 30, 2018, and September 30, 2017, our long-term debt of $29,634 and $29,434, respectively, primarily related to amounts drawn on our revolving credit facility. Our weighted-average annual interest rate on these borrowings was 3.74% at June 30, 2018, and 3.04% at September 30, 2017. At June 30, 2018, we also had $6,928 in outstanding letters of credit and total availability of $47,231 under this facility without violating our financial covenants.

On July 23, 2018, we entered into the Third Amendment (the “Amendment”) to our Second Amended and Restated Credit and Security Agreement (as amended, the “Credit Agreement”).

Pursuant to the Amendment, we will be required to comply with the minimum EBITDA financial covenant of the Credit Agreement in a given quarter only if our Excess Availability (as defined in the Credit Agreement) in the immediately following quarter, as tested monthly during that quarter, falls below $30,000. If, in a subsequent quarter, Excess Availability levels return to or exceed the contractual threshold, then the Company will no longer be required to comply with the minimum EBITDA financial covenant, so long as Excess Availability remains above the threshold.

There have been no other changes to the financial or other covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2017. The Company was in compliance with the financial covenants as of June 30, 2018.

At June 30, 2018, the carrying value of amounts outstanding on our revolving credit facility approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a Level 2 measurement.

4. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and nine months ended June 30, 2018, and 2017:

	Three Months Ended June 30,
	2018	2017
Numerator:
Net income attributable to common shareholders of IES Holdings, Inc.	$8,513	$5,824
Net income attributable to restricted shareholders of IES Holdings, Inc.	3	44

Net income attributable to IES Holdings, Inc.	$8,516	$5,868

Denominator:
Weighted average common shares outstanding — basic	21,200,635	21,300,716
Effect of dilutive stock options and non-vested restricted stock	131,248	255,402

Weighted average common and common equivalent shares outstanding — diluted	21,331,883	21,556,118

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.40	$0.27
Diluted	$0.40	$0.27

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Numerator:
Net income (loss) attributable to common shareholders of IES Holdings, Inc.	$(18,788)	$10,195
Decrease in noncontrolling interest	(44)	—
Net income attributable to restricted shareholders of IES Holdings, Inc.	—	81

Net income (loss) attributable to IES Holdings, Inc.	$(18,832)	$10,276

Denominator:
Weighted average common shares outstanding — basic	21,193,306	21,295,254
Effect of dilutive stock options and non-vested restricted stock	—	255,550

Weighted average common and common equivalent shares outstanding — diluted	21,193,306	21,550,804

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$(0.89)	$0.48
Diluted	$(0.89)	$0.48

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the nine months ended June 30, 2018. The number of potential anti-dilutive shares excluded from the calculation was 211,669 shares. For the three months ended June 30, 2018, and the three and nine months ended June 30, 2017, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three and nine months ended June 30, 2018, and 2017 is as follows:

	Three Months Ended June 30, 2018
	Commercial &		Infrastructure
	Industrial	Communications	Solutions	Residential	Corporate	Total
Revenues	$78,156	$54,368	$24,856	$75,196	$—	$232,576
Cost of services	67,839	43,436	18,701	60,063	—	190,039

Gross profit	10,317	10,932	6,155	15,133	—	42,537
Selling, general and administrative	6,980	7,193	4,568	10,941	2,690	32,372
Contingent consideration	—	—	81	—	—	81
Loss (gain) on sale of assets	(6)	—	1	—	—	(5)

Operating income (loss)	$3,343	$3,739	$1,505	$4,192	$(2,690)	$10,089

Other data:
Depreciation and amortization expense	$548	$595	$1,120	$156	$18	$2,437
Capital expenditures	$715	$119	$112	$110	$—	$1,056
Total assets	$86,012	$67,270	$102,233	$52,500	$87,948	$395,963

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

	Three Months Ended June 30, 2017
	Commercial &		Infrastructure
	Industrial	Communications	Solutions	Residential	Corporate	Total
Revenues	$58,778	$57,081	$22,302	$70,162	$—	$208,323
Cost of services	54,174	46,958	17,486	54,307	—	172,925

Gross profit	4,604	10,123	4,816	15,855	—	35,398
Selling, general and administrative	4,849	6,252	4,958	11,003	3,709	30,771
Contingent consideration	—	—	(33)	—	—	(33)
Loss (gain) on sale of assets	(4)	—	(88)	37	—	(55)

Operating income (loss)	$(241)	$3,871	$(21)	$4,815	$(3,709)	$4,715

Other data:
Depreciation and amortization expense	$329	$187	$1,785	$135	$70	$2,506
Capital expenditures	$283	$328	$124	$170	$—	$905
Total assets	$66,190	$70,427	$103,323	$51,995	$125,222	$417,157

	Nine Months Ended June 30, 2018
	Commercial &		Infrastructure
	Industrial	Communications	Solutions	Residential	Corporate	Total
Revenues	$196,747	$159,071	$70,407	$210,328	$—	$636,553
Cost of services	175,066	129,667	54,543	167,836	—	527,112

Gross profit	21,681	29,404	15,864	42,492	—	109,441
Selling, general and administrative	19,624	19,478	13,762	30,995	8,249	92,108
Contingent consideration	—	—	152	—	—	152
Loss (gain) on sale of assets	(35)	(9)	6	(1)	—	(39)

Operating income (loss)	$2,092	$9,935	$1,944	$11,498	$(8,249)	$17,220

Other data:
Depreciation and amortization expense	$1,632	$1,030	$3,503	$452	$89	$6,706
Capital expenditures	$1,638	$592	$457	$696	$—	$3,383
Total assets	$86,012	$67,270	$102,233	$52,500	$87,948	$395,963

	Nine Months Ended June 30, 2017
	Commercial &		Infrastructure
	Industrial	Communications	Solutions	Residential	Corporate	Total
Revenues	$168,006	$172,058	$59,572	$204,527	$—	$604,163
Cost of services	154,628	144,668	45,103	157,370	—	501,769

Gross profit	13,378	27,390	14,469	47,157	—	102,394
Selling, general and administrative	14,434	18,086	13,280	32,488	10,797	89,085
Contingent consideration	—	—	50	—	—	50
Gain on sale of assets	(11)	(1)	(90)	34	—	(68)

Operating income (loss)	$(1,045)	$9,305	$1,229	$14,635	$(10,797)	$13,327

Other data:
Depreciation and amortization expense	$983	$532	$4,730	$436	$203	$6,884
Capital expenditures	$927	$1,888	$261	$517	$203	$3,796
Total assets	$66,190	$70,427	$103,323	$51,995	$125,222	$417,157

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

6. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 1,092,503 shares were available for issuance at June 30, 2018.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 20,810 and 100,627 shares, respectively, of our common stock during the three and nine months ended June 30, 2018, in open market transactions at an average price of $15.45 and $15.41, respectively, per share. We repurchased 51,673 shares of our common stock during the three and nine months ended June 30, 2017, in open market transactions at an average price of $15.68 per share.

Treasury Stock

During the nine months ended June 30, 2018, we repurchased 32,832 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock under the Equity Incentive Plan and repurchased 100,627 shares of common stock on the open market pursuant to our stock repurchase program. During the nine months ended June 30, 2018, we issued 520 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation and 1,500 unrestricted shares to satisfy the exercise of outstanding options.

During the nine months ended June 30, 2017, we repurchased 4,575 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the Equity Incentive Plan and repurchased 51,673 shares of common stock on the open market pursuant to our stock repurchase program. During the nine months ended June 30, 2017, we issued 1,545 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation and 32,250 unrestricted shares to satisfy the exercise of outstanding options.

Restricted Stock

During the three months ended June 30, 2018, and 2017, we recognized $11 and $133, respectively, in compensation expense related to our restricted stock awards. During the nine months ended June 30, 2018, and 2017, we recognized $256 and $406, respectively, in compensation expense related to our restricted stock awards. At June 30, 2018, the unamortized compensation cost related to outstanding unvested restricted stock was zero.

Performance Based Phantom Cash Units

Performance based phantom cash units (“PPCUs”) are a contractual right to a cash payment of $20 per PPCU. The PPCUs will generally become vested, if at all, upon achievement of certain specified performance objectives. During the three months ended June 30, 2018, and 2017, we recognized compensation expense of zero and $59, respectively, related to these units. During the nine months ended June 30, 2018, and 2017, we recognized compensation expense of zero and $252, respectively, related to these units.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. During the three months ended June 30, 2018, and 2017, we recognized $49 and $41, respectively, in compensation expense related to these grants. During the nine months ended June 30, 2018, and 2017, we recognized $140 and $125, respectively, in compensation expense related to these grants.

Performance Based Phantom Stock Units

A performance based phantom stock unit (a “PPSU”) is a contractual right to receive one share of the Company’s common stock upon the achievement of certain specified performance objectives and continued performance of services. At June 30, 2018, the Company had outstanding an aggregate of 399,027 three-year PPSUs. The vesting of these awards is subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels and continued performance of services through mid-December 2018. At June 30, 2018, redemption of a portion of the awards is deemed probable. During the three and nine months ended June 30, 2018, we recognized a benefit to compensation expense of $343 and $792, respectively, related to these grants. This benefit is a result of a reduction in the estimated number of units deemed probable of vesting, based on the projected achievement of specified performance objectives. During the three and nine months ended June 30, 2017, we recognized compensation expense of $225 and $753, respectively, related to these grants.

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

Investment in EnerTech

The following table presents the reconciliation of the carrying value to the fair value of the investment in EnerTech as of June 30, 2018, and September 30, 2017:

	June 30, 2018	September 30, 2017
Carrying value	$558	$558
Unrealized gains	170	171

Fair value	$728	$729

At each reporting date, the Company performs an evaluation of impairment for securities to determine if any unrealized losses are other-than temporary. Based on the results of this evaluation, we believe the unrealized gain at June 30, 2018, and September 30, 2017, indicated our investment was not impaired.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company offers employees the opportunity to participate in its 401(k) savings plans. During the three months ended June 30, 2018 and 2017, we recognized $466 and $312, respectively, in matching expense. During the nine months ended June 30, 2018 and 2017, we recognized $1,380 and $771, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $755 recorded as of June 30, 2018, and $815 as of September 30, 2017, related to such plans.

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

At June 30, 2018, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, and September 30, 2017, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	June 30, 2018
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$713	$713	$—
Executive savings plan liabilities	(599)	(599)	—
Contingent consideration	(795)	—	(795)

Total	$(681)	$114	$(795)

	September 30, 2017
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$641	$641	$—
Executive savings plan liabilities	(529)	(529)	—
Contingent consideration	(786)	—	(786)

Total	$(674)	$112	$(786)

In fiscal years 2016 and 2017, we entered into contingent consideration arrangements related to certain acquisitions. Please see Note 13, “Business Combinations” for further discussion. At June 30, 2018, we estimated the fair value of these contingent consideration liabilities at $795. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Contingent Consideration Agreements
Fair value at September 30, 2017	$786
Issuances	248
Settlements	(391)
Net adjustments to fair value	152

Fair value at June 30, 2018	$795

10. INVENTORY

Inventories consist of the following components:

	June 30, 2018	September 30, 2017
Raw materials	$4,175	$4,104
Work in process	4,396	3,731
Finished goods	1,608	1,692
Parts and supplies	8,538	7,396

Total inventories	$18,717	$16,923

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a progression of goodwill by segment for the nine months ended June 30, 2018:

	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Goodwill at September 30, 2017	$7,176	$—	$30,886	$8,631	$46,693
Acquisitions (See Note 13)	—	2,561	—	—	2,561
Adjustments	—	—	45	—	45

Goodwill at June 30, 2018	$7,176	$2,561	$30,931	$8,631	$49,299

Intangible Assets

Intangible assets consist of the following:

		June 30, 2018
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$5,044	$723	$4,321
Technical library	20	400	96	304
Customer relationships	6 -15	33,469	7,027	26,442
Backlog	1	3,026	2,565	461
Construction contracts	1	2,583	2,375	208

Total intangible assets		$44,522	$12,786	$31,736

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

		September 30, 2017
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$4,643	$440	$4,203
Technical library	20	400	81	319
Customer relationships	6 - 15	31,115	4,741	26,374
Backlog	1	2,412	2,130	282
Construction contracts	1	2,399	2,164	235

Total intangible assets		$40,969	$9,556	$31,413

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

Following mediation in June and November 2017, the Company reached an agreement in late December 2017 to settle all claims brought against it. In the nine months ended June 30, 2018, a mutual settlement and release agreement was executed by the plaintiffs and the Company resulting in a charge and payment by the Company of $200.

USAMRIID Claim

On December 6, 2017, IES Commercial, Inc. filed suit in the United States District Court of Maryland in the matter USA for the use and benefit of IES Commercial, Inc. and IES Commercial, Inc. v. Manhattan Construction Co., Torcon, Inc., Manhattan Torcon A Joint Venture, Federal Ins. Co., Fidelity & Deposit Co. of Maryland, Zurich American Ins. Co., and Travelers Casualty & Surety Co. This suit relates to a large project which has been ongoing since 2009 and was scheduled for completion in early 2013. As the Company has previously disclosed, the Company entered into a subcontract in 2009 with Manhattan Torcon A Joint Venture to perform subcontracting services at the U.S. Army Medical Research Institute for Infectious Diseases (“USAMRIID”) replacement facility project for a contract value of approximately $61,146, subject to additions or deductions. Because of delays on the project and additional work the Company performed, the Company has sought approximately $21,000 for claims incurred as of August 31, 2017, and expects to seek an additional approximate $4,500 for claims the Company expects to incur from August 31, 2017, through completion of the project. On January 22, 2018, the defendants in this matter filed a motion to dismiss the suit, and on February 2, 2018, we filed our response. We are awaiting a decision on this matter.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Given the uncertainty litigation poses, the Company has not recorded any recovery in connection with this claim. There can be no assurance that the Company will prevail in this litigation matter or that, if the Company does prevail, it will not receive a significantly lower award.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2018, and September 30, 2017, we had $6,856 and $6,204, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of June 30, 2018, and September 30, 2017, we had $179 and $218, respectively, reserved for these claims. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2018, and September 30, 2017, $6,420 and $5,985, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of June 30, 2018, the estimated cost to complete our bonded projects was approximately $61,325. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At both June 30, 2018, and September 30, 2017, $508 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2018, we had no such commitments.

13. BUSINESS COMBINATIONS

2018

The Company completed one acquisition in the nine months ended June 30, 2018, for a total consideration of $6,179, which includes cash consideration paid at close of $5,806, cash consideration remaining to be paid of $125, and contingent consideration payable in July 2019 and 2020 with aggregate acquisition date fair value estimated at of $248.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

•	Azimuth Communications, Inc. (“Azimuth”) – On April 6, 2018, the Company acquired all of the outstanding capital stock of Azimuth, a Portland, Oregon-based provider of design and integration services for structured cabling, physical security, access control systems, distributed antenna systems, wireless access, and audio visual systems. Azimuth operates within the Company’s Communications segment. The acquisition of Azimuth has accelerated our expansion into the Pacific Northwest market, which the Company believes to be an attractive market.

2017

The Company completed three acquisitions in the year ended September 30, 2017, for a total aggregate consideration of $20,979. See Note 18, “Business Combinations and Divestitures” in our Annual Report on Form 10-K for the year ended September 30, 2017, for further information.

•	Freeman Enclosure Systems, LLC (“Freeman”) – We acquired 100% of the membership interests and associated real estate of Freeman and its affiliate Strategic Edge LLC on March 16, 2017. Strategic Edge LLC was subsequently merged into Freeman, with Freeman as the surviving entity. Freeman is included in our Infrastructure Solutions segment. Freeman’s ability to manufacture custom generator enclosures has expanded our solutions offering.

•	Technical Services II, LLC (“Technical Services”) – STR Mechanical, our 80% owned subsidiary which is consolidated, acquired all of the membership interests of Technical Services, a Chesapeake, Virginia-based provider of mechanical maintenance services, including commercial heating, ventilation and air conditioning, food service equipment, electrical and plumbing services, on June 15, 2017. Technical Services operates as a subsidiary of STR Mechanical within the Company’s Commercial & Industrial segment. The acquisition of Technical Services has expanded our geographic reach and diversified our customer base for mechanical maintenance services.

•	NEXT Electric, LLC (“NEXT”) – On July 14, 2017, the Company acquired 80% of the membership interests of NEXT Electric, a Milwaukee, Wisconsin-based electrical contractor specializing in the design, installation and maintenance of electrical systems for commercial, industrial, healthcare, water treatment and education end markets. NEXT Electric operates within the Company’s Commercial & Industrial segment.

The total purchase consideration for the Freeman, Technical Services and Azimuth acquisitions included contingent consideration payments based on the acquired company’s earnings, as defined in the applicable purchase and sale agreement. The fair value of the total contingent consideration liability for all acquisitions, including Freeman and Technical Services, was estimated at $795 at June 30, 2018, and is included in other current liabilities and other non-current liabilities on our Condensed Consolidated Balance Sheets.

The Company accounted for the transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations derived from estimated fair value assessments and assumptions used by management are preliminary pending finalization of certain tangible and intangible asset valuations and assessment of deferred taxes. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed. This may result in adjustments to the preliminary amounts recorded. The preliminary estimates for Freeman, Technical Services and NEXT Electric were finalized during the nine months ended June 30, 2018. The preliminary valuation of the assets and liabilities assumed as of the acquisition of Azimuth is as follows:

Current assets	$1,765
Property and equipment	355
Intangible assets (primarily customer relationships)	3,439
Goodwill	2,561
Current liabilities	(1,154)
Long term liabilities	(14)
Deferred tax liability	(773)

Net assets acquired	$6,179

With regard to goodwill, the balance is attributable to the workforce of the acquired business and other intangibles that do not qualify for separate recognition. In connection with the Azimuth acquisition, we acquired goodwill of $2,561, of which $59 is tax deductible.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

The Azimuth acquisition contributed $2,474 in additional revenue and $284 in operating loss during the three and nine months ended June 30, 2018.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma results of operations, calculated as if each acquisition occurred as of October 1 of the fiscal year prior to consummation, for the three and nine months ended June 30, 2018, and 2017, are as follows:

	Unaudited
	Three Months Ended June 30,
	2018	2017
Revenues	$232,576	$220,088
Net income attributable to IES Holdings, Inc.	$8,577	$5,252

	Unaudited
	Nine Months Ended June 30,
	2018	2017
Revenues	$642,167	$654,251
Net income (loss) attributable to IES Holdings, Inc.	$(19,452)	$8,498

14. SUBSEQUENT EVENTS

On July 23, 2018, we entered into the Third Amendment to our Second Amended and Restated Credit and Security Agreement (as amended, the “Credit Agreement”). See Note 3, “Debt” for further discussion.

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

	Three Months Ended June 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$232,576	100.0%	$208,323	100.0%
Cost of services	190,039	81.7%	172,925	83.0%

Gross profit	42,537	18.3%	35,398	17.0%
Selling, general and administrative expenses	32,372	13.9%	30,771	14.8%
Contingent consideration	81	0.0%	(33)	0.0%
Gain on sale of assets	(5)	0.0%	(55)	0.0%

Operating income	10,089	4.3%	4,715	2.2%

Interest and other (income) expense, net	402	0.2%	361	0.1%

Income from operations before income taxes	9,687	4.2%	4,354	2.1%
Provision for income taxes	1,038	0.4%	(1,519)	(0.7)%

Net income	8,649	3.7%	5,873	2.8%

Net income attributable to noncontrolling interest	(133)	(0.1)%	(5)	0.0%

Comprehensive income attributable to IES Holdings, Inc.	$8,516	3.7%	$5,868	2.8%

Consolidated revenues for the three months ended June 30, 2018, were $24.3 million higher than for the three months ended June 30, 2017, an increase of 11.6%, with increases at our Commercial & Industrial, Infrastructure Solutions and Residential segments. Revenues at our businesses acquired in fiscal 2017 and 2018 contributed $17.3 million to the revenue increase, partly offset by a $6.3 million decrease at two underperforming branches within our Commercial & Industrial segment, which are in the process of winding down operations.

Consolidated gross profit for the three months ended June 30, 2018, increased $7.1 million compared with the three months ended June 30, 2017. Our overall gross profit percentage increased to 18.3% during the three months ended June 30, 2018, as compared to 17.0% during the three months ended June 30, 2017. Gross profit as a percentage of revenue increased at all of our segments, with the exception of our Residential segment.

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

During the three months ended June 30, 2018, our selling, general and administrative expenses were $32.4 million, an increase of $1.6 million, or 5.2%, over the three months ended June 30, 2017. Selling, general and administrative expense as a percent of revenue decreased from 14.8% for the three months ended June 30, 2017, to 13.9% for the three months ended June 30, 2018. This decrease was primarily attributable to lower variable compensation and incentive costs. Businesses acquired during fiscal 2017 and 2018 contributed an additional $1.9 million for the three months June 30, 2018.

	Nine Months Ended June 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$636,553	100.0%	$604,163	100.0%
Cost of services	527,112	82.8%	501,769	83.1%

Gross profit	109,441	17.2%	102,394	16.9%
Selling, general and administrative expenses	92,108	14.5%	89,085	14.7%
Contingent consideration	152	0.0%	50	0.0%
Gain on sale of assets	(39)	0.0%	(68)	0.0%

Operating income	17,220	2.7%	13,327	2.2%

Interest and other (income) expense, net	1,175	0.2%	1,187	0.2%

Income from operations before income taxes	16,045	2.5%	12,140	2.0%
Provision for income taxes (1)	34,622	5.4%	1,792	0.3%

Net income (loss)	(18,577)	(2.9)%	10,348	1.7%

Net income attributable to noncontrolling interest	(255)	0.0%	(72)	0.0%

Comprehensive income (loss) attributable to IES Holdings, Inc.	$(18,832)	(3.0)%	$10,276	1.7%

(1)	2018 includes a charge of $31.5 million to re-measure our net deferred tax assets in connection with the Tax Cuts and Jobs Act.

Consolidated revenues for the nine months ended June 30, 2018 were $32.4 million higher than for the nine months ended June 30, 2017, an increase of 5.4%, with increases at all of our operating segments with the exception of our Communications segment. Revenues from our businesses acquired in fiscal 2017 and 2018 contributed $44.6 million of the revenue increase for the nine months ended June 30, 2018, largely offset by a $19.0 million decrease in revenue at the Denver and Roanoke branches of our Commercial & Industrial segment, which are in the process of winding down operations.

Our overall gross profit percentage increased to 17.2% during the nine months ended June 30, 2018, as compared to 16.9% during the nine months ended June 30, 2017. Businesses acquired in fiscal 2017 and 2018, contributed an additional $5.9 million of gross profit for the nine months ended June 30, 2018, as compared with the nine months ended June 30, 2017. However, this increase was largely offset by a decrease in margin associated with higher materials costs in our Residential segment.

During the nine months ended June 30, 2018, our selling, general and administrative expenses were $92.1 million, an increase of $3.0 million, or 3.4%, over the nine months ended June 30, 2017. This increase was primarily attributable to expense incurred at businesses acquired during fiscal 2017 and 2018, which contributed $4.9 million of the increase for the nine months ended June 30, 2018. This increase was partly offset by a reduction in variable compensation expense.

Commercial & Industrial

	Three Months Ended June 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$78,156	100.0%	$58,778	100.0%
Cost of services	67,839	86.8%	54,174	92.2%

Gross profit	10,317	13.2%	4,604	7.8%
Selling, general and administrative expenses	6,980	8.9%	4,849	8.2%
Gain on sale of assets	(6)	0.0%	(2)	0.0%

Operating income	3,343	4.3%	(243)	-0.4%

Revenue. Revenues in our Commercial & Industrial segment increased $19.4 million, or 33.0%, during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was largely driven by revenues at businesses acquired in the third and fourth quarters of fiscal 2017, which contributed an additional $13.5 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Additionally, increased bid volume at several of our branches and improving market conditions in certain areas also contributed to the overall increase in revenues. These increases were offset by a $6.3 million decrease relating to our Denver and Roanoke branches, which are in the process of winding down operations. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2018, increased by $5.7 million, as compared to the three months ended June 30, 2017. The increase is due to both the $1.5 million reduction in losses at our Denver and Roanoke branches, which are in the process of winding down operations, and $1.8 million of additional gross profit contributed by our fiscal 2017 acquisitions during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Improved efficiency across other branches drove the remaining increase.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2018, increased $2.1 million, or 44.0%, compared to the three months ended June 30, 2017. Selling, general and administrative expenses as a percentage of revenues increased 0.7% to 8.9% during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase relates primarily to our fiscal 2017 acquisitions, which increased expense by $1.2 million. The remaining increase is driven by costs associated with additional management oversight, as well as higher incentive compensation cost in connection with improved profitability.

The following table summarizes the results of our Denver and Roanoke branches, which are in the process of winding down operations. These results are included in the consolidated Commercial & Industrial results shown above:

Denver and Roanoke branches	Three Months Ended June 30,
	2018	2017
	(In thousands)
Revenues	$1,261	$7,575
Cost of services	1,792	9,548
Selling, general and administrative expenses	379	635

Operating loss	$(910)	$(2,608)

	Nine Months Ended June 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$196,747	100.0%	$168,006	100.0%
Cost of services	175,066	89.0%	154,628	92.0%

Gross profit	21,681	11.0%	13,378	8.0%
Selling, general and administrative expenses	19,624	10.0%	14,434	8.6%
Gain on sale of assets	(35)	0.0%	(11)	0.0%

Operating income	2,092	1.1%	(1,045)	-0.6%

Revenue. Revenues in our Commercial & Industrial segment increased $28.7 million during the nine months ended June 30, 2018, an increase of 17.1% compared to the nine months ended June 30, 2017. The increase in revenue over this period was driven by our fiscal 2017 acquisitions, which contributed $33.1 million of additional revenue during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. This increase in revenue was partly offset by a $19.0 million decrease in revenue attributable to the winding down of operations at our Denver and Roanoke locations for the nine months ended June 30, 2018, as compared with the nine months ended June 30, 2017. Additionally, increased bid volume at several of our branches and improving market conditions in certain areas also contributed to the overall increase in revenues. The market for this segment’s services in many geographic regions remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2018, increased by $8.3 million, or 62.0%, as compared to the nine months ended June 30, 2017. As a percentage of revenue, gross profit increased from 8.0% for the nine months ended June 30, 2017, to 11.0% for the nine months ended June 30, 2018. The increase was driven by $4.9 million of additional gross profit contributed by our fiscal 2017 acquisitions during the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017. Additionally, for the nine months ended June 30, 2018, gross margin improved by $3.6 million compared with the nine months ended June 30, 2017 at our Denver and Roanoke branches, which are in the process of winding down operations.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2018, increased $5.2 million, or 36.0%, compared to the nine months ended June 30, 2017, and increased 1.4% as a percentage of revenue. The increase was driven by our fiscal 2017 acquisitions, where selling, general and administrative expense for the nine months ended June 30, 2018, increased by $3.3 million. The remaining increase relates primarily to employee expense associated with management hired to provide additional oversight at the regional and branch levels.

The following table summarizes the results of our Denver and Roanoke branches, which are in the process of winding down operations. These results are included in the consolidated Commercial & Industrial segment results shown above:

Denver and Roanoke branches	Nine Months Ended June 30,
	2018	2017
	(In thousands)
Revenues	$8,371	$27,376
Cost of services	9,096	31,633
Selling, general and administrative expenses	1,322	2,098

Operating loss	$(2,047)	$(6,355)

Communications

	Three Months Ended June 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$54,368	100.0%	$57,081	100.0%
Cost of services	43,436	79.9%	46,958	82.3%

Gross profit	10,932	20.1%	10,123	17.7%
Selling, general and administrative expenses	7,193	13.2%	6,252	11.0%

Operating income	3,739	6.9%	3,871	6.8%

Revenue. Our Communications segment’s revenues decreased by $2.7 million during the three months ended June 30, 2018, primarily as a result of the timing of capital spending by certain of our data center customers. These decreases were partly offset by $2.5 million from Azimuth, which we acquired in the three months ended June 30, 2018. Revenues in our Communications segment can vary from quarter to quarter based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2018, increased by $0.8 million compared to the three months ended June 30, 2017. Gross profit as a percentage of revenue increased 2.4% to 20.1% for the three months ended June 30, 2018, primarily as a result of improved project execution.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $0.9 million, or 15.0%, during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased 2.2% to 13.2% of segment revenue during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase is a result of higher personnel cost, particularly related to higher incentive compensation expense in connection with improved profitability and cash flows, as well as continuing investment to support anticipated growth.

	Nine Months Ended June 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$159,071	100.0%	$172,058	100.0%
Cost of services	129,667	81.5%	144,668	84.1%

Gross profit	29,404	18.5%	27,390	15.9%
Selling, general and administrative expenses	19,478	12.2%	18,086	10.5%
Gain on sale of assets	(9)	0.0%	(1)	0.0%

Operating income	9,935	6.2%	9,305	5.4%

Revenue. Our Communications segment revenues decreased by $13.0 million during the nine months ended June 30, 2018, primarily as a result of $7.9 million of revenue we received in the nine months ended June 30, 2017 on a large system upgrade project for a school district. This project was completed in fiscal 2017. Our revenues for the nine months ended June 30, 2018 were also affected by the timing of capital spending by certain of our data center customers. Revenues in our Communications segment can vary from quarter to quarter based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2018, increased $2.0 million, or 7.4%, as compared to the nine months ended June 30, 2017. Gross profit as a percentage of revenue increased 2.6% to 18.5% for the nine months ended June 30, 2018. The increase is driven primarily by improved project execution.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $1.4 million, or 7.7%, during the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased by 1.7% to 12.2% of segment revenue during the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017, as a result of the decrease in revenue, as well as continuing investment to support anticipated growth.

Infrastructure Solutions

	Three Months Ended June 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$24,856	100.0%	$22,302	100.0%
Cost of services	18,701	75.2%	17,486	78.4%

Gross profit	6,155	24.8%	4,816	21.6%
Selling, general and administrative expenses	4,568	18.4%	4,958	22.2%
Contingent consideration	81	0.3%	(33)	-0.1%
Loss (gain) on sale of assets	1	0.0%	(88)	-0.4%

Operating income (loss)	1,505	6.1%	(21)	-0.1%

Revenue. Revenues in our Infrastructure Solutions segment increased $2.6 million during the three months ended June 30, 2018, an increase of 11.5% compared to the three months ended June 30, 2017. The increase in revenue was driven primarily by additional revenue of $1.3 million contributed by the acquisition of Freeman Enclosures in the second quarter of fiscal 2017, as well as a $1.0 million increase in revenue at our Technibus facility.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended June 30, 2018, increased $1.3 million as compared to the three months ended June 30, 2017. Gross profit as a percentage of revenue increased 3.2% to 24.8%. The primary driver of the improvement in margins was our bus duct facility, which was affected in the prior year by production inefficiencies and by the impact of the amortization of contract intangibles associated with the acquisition of this business in 2016. Margins are also affected by the mix of work performed.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended June 30, 2018, decreased $0.4 million compared to the three months ended June 30, 2017. This decrease was the result of a $0.5 million decrease in amortization expense related to intangible assets recorded in connection with the acquisitions of Freeman and Technibus.

	Nine Months Ended June 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$70,407	100.0%	$59,572	100.0%
Cost of services	54,543	77.5%	45,103	75.7%

Gross profit	15,864	22.5%	14,469	24.3%
Selling, general and administrative expenses	13,762	19.5%	13,280	22.3%
Contingent consideration	152	0.2%	50	0.1%
Loss (gain) on sale of assets	6	0.0%	(90)	-0.2%

Operating income	1,944	2.8%	1,229	2.1%

Revenue. Revenues in our Infrastructure Solutions segment increased $10.8 million during the nine months ended June 30, 2018, an increase of 18.2% compared to the nine months ended June 30, 2017. The increase was primarily driven by $9.0 million of additional revenue contributed by Freeman Enclosures, which we acquired during the second quarter of fiscal 2017. A $3.6 million increase in revenues from the manufacture of bus duct was offset by a decrease in revenue from our motor repair business, which remains highly dependent on the steel industry.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the nine months ended June 30, 2018, increased $1.4 million as compared to the nine months ended June 30, 2017. Gross profit as a percentage of revenues decreased 1.8% to 22.5% for the nine months ended June 30, 2018. Margins improved year over year at both our bus duct manufacturing business and our motor repair business. However, our overall gross margin was affected by the mix of work performed, as lower margin work at Freeman represented a larger percentage of our total revenues.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the nine months ended June 30, 2018, increased $0.5 million compared to the nine months ended June 30, 2017. The increase was primarily the result of a $0.5 million increase in general and administrative costs incurred at Freeman Enclosures, which was acquired during the second quarter of fiscal 2017, as well as $0.5 million in additional selling and administrative costs in support of growth of the business. These increases were partly offset by a decrease in intangible amortization expense related to the acquisition of Technibus in 2016.

Residential

	Three Months Ended June 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$75,196	100.0%	$70,162	100.0%
Cost of services	60,063	79.9%	54,307	77.4%

Gross profit	15,133	20.1%	15,855	22.6%
Selling, general and administrative expenses	10,941	14.5%	11,003	15.7%
Gain on sale of assets	0	0.0%	37	0.1%

Operating income	4,192	5.6%	4,815	6.9%

Revenue. Our Residential segment’s revenues increased by $5.0 million during the three months ended June 30, 2018, an increase of 7.2% as compared to the three months ended June 30, 2017. The increase is driven by our single-family business, where revenues increased by $10.0 million for the three months ended June 30, 2018, compared with the three months ended June 30, 2017. Service and solar revenues increased by $1.3 million for the three months ended June 30, 2018, compared with the same period in the prior year. These increases were partly offset by a $6.2 million decrease in our multi-family business. The quarter ended June 30, 2017, benefitted from a historically high level of backlog, which was the result of project delays in the previous fiscal year. Our current multi-family backlog has returned to a more typical level.

Gross Profit. During the three months ended June 30, 2018, our Residential segment experienced a $0.7 million, or 4.6%, decrease in gross profit as compared to the three months ended June 30, 2017. The decrease in gross profit was driven primarily by an increase in copper and other commodity prices, as we experienced favorable commodity prices in the quarter ended June 30, 2017, as well as an increase in labor costs, as a result of tightening labor markets. Gross margin as a percentage of revenue decreased 2.5% to 20.1% during the quarter ended June 30, 2018, as compared with the quarter ended June 30, 2017.

Selling, General and Administrative Expenses. Our Residential segment experienced a $0.1 million, or 0.6%, decrease in selling, general and administrative expenses during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily as a result of lower incentive compensation expense in connection with lower profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 14.5% of segment revenue during the three months ended June 30, 2018, compared to 15.7% in the three months ended June 30, 2017.

	Nine Months Ended June 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$210,328	100.0%	$204,527	100.0%
Cost of services	167,836	79.8%	157,370	76.9%

Gross profit	42,492	20.2%	47,157	23.1%
Selling, general and administrative expenses	30,995	14.7%	32,488	15.9%
Gain on sale of assets	(1)	0.0%	34	0.0%

Operating income	11,498	5.5%	14,635	7.2%

Revenue. Our Residential segment revenues increased by $5.8 million during the nine months ended June 30, 2018, an increase of 2.8% as compared to the nine months ended June 30, 2017. The increase is driven by our single-family business, where revenues increased by $19.3 million for the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017. Service and solar revenues also increased by $3.4 million for the six months ended June 30, 2018, compared with the same period in the prior year. These increases were partly offset by a decrease in multi-family revenues, which declined by $16.9 million. The nine months ended June 30, 2017, benefitted from a historically high level of backlog, which was the result of project delays in the previous fiscal year. Our current multi-family backlog has returned to a more typical level.

Gross Profit. During the nine months ended June 30, 2018, our Residential segment experienced a $4.7 million, or 9.9%, decrease in gross profit as compared to the nine months ended June 30, 2017. The decrease in gross profit was driven primarily by an increase in copper and other commodity prices, as we experienced favorable commodity prices in the nine months ended June 30, 2017, as well as an increase in labor costs, as a result of tightening labor markets. Gross margin as a percentage of revenue decreased 2.9% to 20.2% during the six months ended June 30, 2018, as compared with the six months ended June 30, 2017.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.5 million, or 4.6%, decrease in selling, general and administrative expenses during the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017, driven by decreased compensation expense, primarily as a result of a decrease of $2.9 million in variable compensation and incentive costs associated with decreased profitability, partly offset by an increase in salary and travel costs. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased by 1.2% to 14.7% of segment revenue during the nine months ended June 30, 2018.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Interest expense	$441	$351
Deferred financing charges	72	56

Total interest expense	513	407
Other (income) expense, net	(111)	(46)

Total interest and other expense, net	$402	$361

During the three months ended June 30, 2018, we incurred interest expense of $0.5 million primarily comprised of interest expense from our term loan facility with Wells Fargo Bank, N.A. (“Wells Fargo”), an average letter of credit balance of $6.8 million under our revolving credit facility and an average unused line of credit balance of $62.9 million. This compares to interest expense of $0.4 million for the three months ended June 30, 2017, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.5 million under our revolving credit facility and an average unused line of credit balance of $60.2 million.

	Nine Months Ended June 30,
	2018	2017
	(In thousands)
Interest expense	$1,213	$1,052
Deferred financing charges	214	229

Total interest expense	1,427	1,281
Other (income) expense, net	(252)	(94)

Total interest and other expense, net	$1,175	$1,187

During the nine months ended June 30, 2018, we incurred interest expense of $1.4 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.6 million and an average unused line of credit balance of $63.2 million. This compares to interest expense of $1.3 million for the nine months ended June 30, 2017, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.6 million and an average unused line of credit balance of $42.1 million.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $1.0 million for the three months ended June 30, 2018, compared to income tax benefit of $1.5 million related to the reversal of an uncertain tax position for the three months ended June 30, 2017. For the three months ended June 30, 2018 and 2017, our income tax expense was offset by benefits of $1.8 million and $3.7 million, respectively, associated with the reversal of reserves previously established for uncertain tax positions.

We recorded income tax expense of $34.6 million for the nine months ended June 30, 2018, compared to income tax expense of $1.8 million for the six months ended June 30, 2017. For the nine months ended June 30, 2018 and 2017, our income tax expense was offset by benefits of $1.8 million and $3.7 million, respectively, associated with the reversal of reserves previously established for uncertain tax positions.

For the nine months ended June 30, 2018, our income tax expense included a preliminary charge of $31.5 million to re-measure our deferred tax assets and liabilities to reflect the estimated impact of the new statutory tax rate enacted during the quarter.

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

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as needed basis. Additionally, electrical installation services for single-family housing at our Residential segment is completed on a short-term basis and is therefore excluded from backlog. In addition, certain service work is performed under master service agreements on an as-needed basis. Our backlog has increased from $331 million at September 30, 2017, to $392 million at June 30, 2018.

WORKING CAPITAL

During the nine months ended June 30, 2018, working capital exclusive of cash increased by $16.3 million from September 30, 2017, reflecting a $8.9 million increase in current assets excluding cash and a $7.4 million decrease in current liabilities during the period.

During the nine months ended June 30, 2018, our current assets exclusive of cash increased to $212.3 million, as compared to $203.5 million as of September 30, 2017. The increase primarily relates to an $9.1 million increase in Costs and estimated earnings in excess of billings, largely driven by our Commercial & Industrial segment. Days sales outstanding decreased to 53 at June 30, 2018, from 66 at September 30, 2017. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the nine months ended June 30, 2018, our total current liabilities decreased by $7.4 million to $143.2 million, compared to $150.6 million as of September 30, 2017, primarily related to a decrease in accounts payable and accrued liabilities and a decrease in Billings in excess of costs and estimated earnings.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2018, the estimated cost to complete our bonded projects was approximately $61.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

We maintain a $100 million revolving credit facility with Wells Fargo Bank, N.A. that matures in August 2021 (as amended, the “Credit Facility”), pursuant to a Second Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A., which was further amended on July 14, 2017, August 2, 2017, and July 23, 2018 (as amended, the “Amended Credit Agreement”).

Pursuant to the July 23, 2018 amendment, we are required to comply with the minimum EBITDA financial covenant of the Credit Agreement in a given quarter only if our Excess Availability (as defined in the Credit Agreement) in the immediately following quarter, as tested monthly during that quarter, falls below $30 million. If, in a subsequent quarter, Excess Availability levels return to or exceed the contractual threshold, then the Company will no longer be required to comply with the minimum EBITDA financial covenant, so long as Excess Availability remains above the threshold.

The Credit Facility contains customary affirmative, negative and financial covenants as well as events of default.

As of June 30, 2018, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

•	a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement), measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0; and

•

minimum Liquidity (as defined in the Amended Credit Agreement) of at least thirty percent (30%) of the Maximum Revolver Amount (as defined in the Amended Credit Agreement), or $30 million; with, for purposes of this covenant, at least fifty percent (50%) of our Liquidity comprised of Excess Availability (as defined in the Amended Credit Agreement).

At June 30, 2018, our Liquidity was $68.9 million, our Excess Availability was $47.2 million (or greater than 50% of minimum Liquidity), our Fixed Charge Coverage Ratio was 6.1:1.0. As our Excess Availability at June 30, 2018, exceeded $30 million, we were not required to meet the minimum EBITDA financial covenant of $35 million. However, our EBITDA, as defined in the Amended Credit Agreement for the four quarters ended June 30, 2018, was $38.2 million.

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

At June 30, 2018, we had $6.9 million in outstanding letters of credit with Wells Fargo Bank, N.A and outstanding borrowings of $30.2 million.

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

Operating activities provided net cash of $5.0 million during the nine months ended June 30, 2018, as compared to $10.2 million of net cash provided in the nine months ended June 30, 2017. The decrease in operating cash flow resulted primarily from an increase in working capital at our Commercial & Industrial and Infrastructure Solutions segments, in support of growth in these businesses.

Investing Activities

Net cash used in investing activities was $9.3 million for the nine months ended June 30, 2018, compared with $18.2 million for the nine months ended June 30, 2017. We used cash of $3.4 million for purchases of fixed assets and $6.0 million in connection with business combinations in the nine months ended June 30, 2018. For the nine months ended June 30, 2017, we used $3.8 million of cash for the purchase of fixed assets and $14.7 million in conjunction with business combinations.

Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2018 was $2.3 million, compared with $1.3 million in the nine months ended June 30, 2017. For the nine months ended June 30, 2018, we used $2.1 million in conjunction with our stock repurchase plan. During the nine months ended June 30, 2017, we used $0.9 million in connection with our stock repurchase plan, and $0.4 million to make contingent consideration payments.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We purchased 100,627 shares pursuant to this program during the nine months ended June 30, 2018.

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

All of the long-term debt outstanding under our revolving credit facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under the credit facility as of June 30, 2018, would cause a $0.3 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2018:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan as of June 30, 2018
April 1, 2018 - April 30, 2018	49,262	$15.28	20,810	716,091

May 1, 2018 – May 31, 2018	4,380	$17.50	—	716,091

June 1, 2018 – June 30, 2018	—	—	—	716,091

Total	53,642	$15.46	20,810	716,091

(1)

The total number of shares purchased includes shares purchased pursuant to the plan described in footnote (2) below. During the quarter ended June 30, 2018, 32,832 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	Our Board of Directors has authorized a stock repurchase program for the purchase of up to 1.5 million shares of the Company’s common stock from time to time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1 —	Stock Purchase Agreement dated as of June 1, 2016, by and among IES Infrastructure Solutions, LLC, IES Holdings, Inc., Technibus, Inc. and Technibus, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016)

3.1 —	Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

3.3 —	Amended and Restated Bylaws of IES Holdings, Inc., effective May 24, 2016. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 24, 2016)

4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)

4.2 —	Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016)

10.1 —	Third Amendment to Second Amended and Restated Credit and Security Agreement, dated as of July 23, 2018, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018)

(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President,

(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)32.1 —	Section 1350 Certification of Robert W. Lewey, President

(1)32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2018.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)