Form 10-K
period 2018-09-30
IES Holdings, Inc.
filed 2018-12-07
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 31, 2018, was approximately $125.2 million. On December 5, 2018, there were 21,205,536 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2019 Annual Meeting of Stockholders of the Registrant to be held on February 6, 2019, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	backlog that may not be realized or may not result in profits;

•	the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	closures or sales of facilities resulting in significant future charges, including potential warranty losses or other unexpected liabilities, or a significant disruption of our operations;

•	an increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	fluctuations in operating activity due to downturns in levels of construction or the housing market, seasonality and differing regional economic conditions;

•	our ability to successfully manage projects;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	the cost and availability of qualified labor and the ability to maintain positive labor relations;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	a change in the mix of our customers, contracts or business;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	the possibility that our current insurance coverage may not be adequate or that we may not be able to obtain a policy at acceptable rates;

•	the possibility that our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	the effect of litigation, claims and contingencies, including warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	interruptions to our information systems and cyber security or data breaches;

•	liabilities under laws and regulations protecting the environment; and

•	loss of key personnel and effective transition of new management.

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

•	Communications — Nationwide provider of technology infrastructure services to large corporations and independent businesses.

•	Infrastructure Solutions — Provider of electro-mechanical solutions for industrial operations, including apparatus repair and custom-engineered products.

•	Residential — Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

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

Controlling Shareholder

A majority of our outstanding common stock is owned by Tontine Associates, L.L.C. and its affiliates (collectively, “Tontine”). Based on a Form 4 filed on October 3, 2018, Tontine owns approximately 59 percent of the Company. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. Most of Tontine’s shares are registered for resale on a shelf registration statement filed by the Company with the United States Securities and Exchange Commission (the “SEC”). Tontine’s sale of all or any portion of its shares could result in a change of control, which would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our executive severance plan. For more information see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

Net Operating Loss Tax Carry Forward and Other Deferred Tax Assets

The Company and certain of its subsidiaries have an estimated federal net operating loss (“NOL”) of approximately $355.3 million at September 30, 2018, including approximately $133.3 million resulting from the additional amortization of personal goodwill.

In fiscal 2016, we released a significant valuation allowance against our deferred tax assets. An inability to generate sufficient taxable income in future periods to realize our deferred tax assets may lead to the recording of additional valuation allowances in future periods and a reduction in income under accounting principles generally accepted in the United States of America (“GAAP”). In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted which, among other things, reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory rate for fiscal 2018 was a blended rate of 24.53% and will decrease to 21% thereafter. For the year ended September 30, 2018, our effective tax rate differed from the statutory tax rate as a result of a charge of $31.3 million to re-measure our deferred tax assets and liabilities to reflect the estimated impact of the new statutory tax rate. Any future change in the federal statutory tax rate could also impact the economic benefit of the NOL and other deferred tax assets available to us and an additional charge or benefit to adjust the book value of the deferred tax asset recorded on our balance sheet.

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

OPERATING SEGMENTS

The Company’s reportable segments consist of the consolidated business segments identified above, which offer different services and are managed separately. The table below describes the percentage of our total revenues attributable to each of our four segments over each of the last three years:

	Year Ended September 30,
	2018		2017		2016
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Commercial & Industrial	$274,299	31.3%	$227,606	28.1%	$222,466	32.0%
Communications	219,655	25.1%	225,275	27.8%	189,635	27.2%
Infrastructure Solutions	97,163	11.1%	83,824	10.3%	58,003	8.3%
Residential	285,711	32.6%	274,039	33.8%	225,889	32.5%

Total Consolidated	$876,828	100.0%	$810,744	100.0%	$695,993	100.0%

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

This segment provides services for a variety of project types, including office buildings, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities. The Commercial & Industrial segment consists of 23 locations, which includes the segment headquarters in Houston, Texas. Geographically, these locations cover Texas, Nebraska, Oregon, Wisconsin, and the Southeast and Mid-Atlantic regions.

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

Competition

The electrical and mechanical contracting services industry is generally highly competitive and includes a number of regional or small privately-held local firms. Traditionally, competitors in certain parts of this market have faced few barriers to entry. Our strategy is to pursue projects where our access to capital and expertise provide a competitive advantage.

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

Communications

Business Description

Originally established in 1984, our Communications segment is a leading provider of network infrastructure solutions for data centers and other mission critical environments. Our services include the design, installation and maintenance of network infrastructure to leading and recognizable global technology, social networking and e-commerce brands, including many Fortune 100 and 500 corporations. We serve a variety of industries and end-markets, including data centers for colocation and managed hosting customers; corporate, educational, financial, hospitality and healthcare buildings, e-commerce distribution centers; and high-tech manufacturing facilities. We also provide the design and installation of audio/visual, telephone, fire, wireless access and intrusion alarm systems, as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 13 offices, which includes the segment headquarters located in Tempe, Arizona, and also provide dedicated onsite teams at our customers’ sites.

During fiscal 2018, we expanded our geographic offerings into the Pacific Northwest market with the acquisition of Azimuth Communications, Inc. (“Azimuth”).

Industry Overview

Our Communications segment is driven by demand increases for computing and storage resources as a result of technology advancements and obsolescence and changes in data consumption patterns. The data center market remains strong, and the needs of several of our large customers are growing rapidly. Additionally, we are continuing to expand our offerings in this market to broaden our customer base. Demand has also been growing for our audio-visual and other building technology offerings. Nevertheless, due to economic, technological and other factors, there can be no assurance that demand will continue to increase.

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

Our long-term strategy is to improve our position as a preferred solutions and services provider to large national corporations and strategic local companies. Key elements of our long-term strategy include continued investment in our employees’ technical expertise and expansion of our onsite maintenance and recurring revenue model, as well as opportunistic acquisitions of businesses that serve our markets, consistent with our stated corporate strategy.

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

Infrastructure Solutions

Business Description

Our Infrastructure Solutions segment provides electro-mechanical solutions for industrial operations to domestic and international customers. Our solutions include the maintenance and repair of alternating current (AC) and direct current (DC) electric motors and generators, as well as power generating and distribution equipment; the manufacture of custom-engineered, metal enclosed bus duct solutions used in power distribution; the manufacture of custom commercial and industrial generator enclosures; the manufacture, remanufacture, and repair of industrial lifting magnets; and maintenance and repair of railroad main and auxiliary generators, main alternators, and traction motors.

This segment serves the steel, railroad, marine, petrochemical, pulp and paper, wind energy, mining, automotive, power generation, scrap yards, data center, and utility industries. Our Infrastructure Solutions segment is comprised of 10 locations and is headquartered in Ohio. These segment locations geographically cover Alabama, Georgia, Illinois, Indiana, Ohio, West Virginia and California.

Industry Overview

Given the diverse end-markets of Infrastructure Solutions’ customers, we are subject to many economic trends. In general, demand for our services has been driven by growth in industries, such as data centers, in-house maintenance departments continuing to outsource maintenance and repair work, output levels and equipment utilization at heavy industrial facilities, railroad companies’ and mass transit authorities’ capital investments and repair needs, investment in the United States’ aging energy and industrial infrastructure, demand for critical power applications, that have high power demands and require dependable power supplies, and the overall health of the economy.

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

Competition

Our competition is comprised mainly of small, specialized manufacturing and repair shops, a limited number of other multi-location providers of electric motor repair, engineering and maintenance services, and various OEMs. Participants in this industry compete primarily on the basis of capabilities, service, quality, timeliness and price. We believe that we have a competitive advantage due to our breadth of capabilities, focus on quality, technical support, customer service, and financial resources.

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

Residential

Business Description

Originally established in 1973, our Residential segment is a leading provider of electrical installation services for single-family housing and multi-family apartment complexes and cable television installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment also provides services for the installation of residential solar power, both for new construction and existing residences. The Residential segment is made up of 31 total locations, which include the segment headquarters in Houston, Texas. These locations geographically cover the Sun-Belt, Western and Mid-Atlantic regions of the United States.

During fiscal 2018, we expanded our geographic offerings into the Salt Lake City market with the acquisition of Electrical Contractors North, Inc. (“ECNI”).

Industry Overview

Our Residential business is closely correlated to the single and multi-family housing market. Although demand for both single-family and multi-family housing has increased in recent years, due to economic, technological or other factors, there can be no assurance that overall construction and demand will continue to increase in the future.

Sales and Marketing

Demand for our Residential services is highly dependent on the number of single-family and multi-family home starts in the markets we serve. Although we operate in multiple states throughout the Sun-Belt, Mid-Atlantic and Western regions of the United States, the majority of our single-family revenues are derived from services provided in Texas. The Texas market also remains an important part of our multi-family business; however, the majority of our multi-family revenue is earned across the Mid-Atlantic and Southeast. Our sales efforts include a variety of strategies, including a concentrated focus on national and regional homebuilders and multi-family developers and a local sales strategy for single and multi-family housing projects. Our cable and solar revenues are typically generated through third parties specializing in these industries who select us as a preferred provider of installation services. A significant portion of our Residential business volume is generated from long-term, repeat customers, some of whom use IES as a preferred provider for major projects.

Our long-term strategy is to continue to be a leading provider of electrical services to the residential market. The key elements of our long-term strategy include a continued focus on maintaining a low and variable cost structure and cash generation, allowing us to effectively scale according to the housing cycle, and to opportunistically increase our market share.

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

Seasonality and Quarterly Fluctuations

Results of operations from our Residential segment can be seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in multi-family occupancy rates as well as single-family housing starts within our operational footprint. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

SOURCES OF SUPPLY

The raw materials and components we use within our segments include, but are not limited to, electrical fixtures and system components, copper, aluminum, and raw steel. These raw materials and components are generally available from a variety of domestic suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. Our strategy to reduce commodity cost exposure includes early buying of commodities for particular projects or general inventory, as well as including escalation and escape provisions in project bids, quotes and contracts wherever possible. However, such protections may not be included in every contract or project, and in such cases, we may not be fully reimbursed for increases in commodity prices by our customers and may be exposed to commodity price volatility on longer-term projects where we have prepaid for commodities.

RISK MANAGEMENT

The primary risks in our existing operations include project bidding and management, bodily injury, property and environmental damage, and construction defects. We monitor project bidding and management practices at various levels within the Company. We maintain automobile, general liability and construction defect insurance for third party health, bodily injury and property damage, as well as pollution coverage and workers’ compensation coverage, which we consider appropriate to insure against these risks. Our third-party insurance is subject to deductibles for which we establish reserves. In light of these risks, we are also committed to a strong safety and environmental compliance culture. We employ full-time and part-time regional safety managers, under the supervision of our full-time Senior Vice President of Safety, and seek to maintain standardized safety and environmental policies, programs, procedures and personal protection equipment relative to each segment, including programs to train new employees, which apply to employees new to the industry and those new to the Company. We are also subject to cyber security and information theft risks in our operations, which we seek to manage through a cyber and information security program, training and insurance coverage. Given the dynamic and evolving nature of cyber threats, we cannot be assured that we are protected against all such threats.

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

CUSTOMERS

We have a diverse customer base. During the years ended September 30, 2018, 2017 and 2016, no single customer accounted for more than 10% of our consolidated revenues. We emphasize developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategies and sales activities.

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers authorizing the performance of future work, this backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Additionally, electrical installation services for single-family housing at our Residential segment are completed on a short-term basis and are therefore excluded from backlog. The table below summarizes our backlog by segment:

	Year Ended September 30,
	2018	2017
	(Dollars in millions)
Commercial & Industrial	$206	$140
Communications	94	69
Infrastructure Solutions	76	39
Residential	106	83

Total	$482	$331

While our entire backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues as contractual commitments may change. We expect that $369 million of our September 30, 2018 backlog will result in revenue during fiscal 2019, with the remaining $113 million expected to be realized in fiscal 2020; however, there can be no assurance that this backlog will be completed within expected time frames or at all. The increase in our backlog year over year was driven by strong demand and increased market share within each of our segments.

REGULATIONS

Our operations are subject to various federal, state and local laws and regulations, including:

•	licensing requirements applicable to electricians and mechanical service technicians;

•	building and electrical codes;

•	regulations relating to worker safety, labor relations and protection of the environment;

•	regulations relating to consumer protection, including those governing residential service agreements; and

•	qualifications of our business legal structure in the jurisdictions where we do business.

Many state and local regulations governing electricians and mechanical services require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all our electricians or mechanical service technicians who work in the state or county that issued the permit or license. While we seek permits or licenses, where available, that may be material to our operations in a particular geographic area to be held by multiple employees within that area, given the large number of permits and licenses required, we are unable to ensure that multiple employees hold such required permits and licenses.

We believe we have all licenses required to conduct our operations and are in compliance with applicable regulatory requirements. Failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses or an inability to perform government work.

CAPITAL FACILITIES

During fiscal year 2018, the Company maintained a revolving credit facility, as further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Revolving Credit Facility” of this Annual Report on Form 10-K. For a discussion of the Company’s capital resources, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K.

FINANCIAL INFORMATION

For information on the Company’s financial information by segment, see Note 10, “Operating Segments” in the notes to our Consolidated Financial Statements.

EMPLOYEES

At September 30, 2018, we had 4,564 employees. We are party to two collective bargaining agreements within our Infrastructure Solutions segment. We have not experienced, and do not expect, any work stoppage, and we believe that our relationship with our employees is strong.

LOCATIONS

As of September 30, 2018, we have 79 domestic locations serving the United States. In addition to our 2 executive and corporate offices, as of September 30, 2018, we have 23 locations within our Commercial & Industrial business, 13 locations within our Communications business, 10 locations within our Infrastructure Solutions business and 31 locations within our Residential business. This diversity helps to reduce our exposure to unfavorable economic developments in any given region.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to each executive officer is as follows:

Robert W. Lewey, 57, has served as a Director of the Company since May 2016 and as President of the Company since May 2015. He previously served as Interim Chief Operating Officer of the Company from January 2015 to May 2015 while continuing to serve as Senior Vice President, Chief Financial Officer and Treasurer of the Company, a role he had held from January 2012 to May 2015. From 2001 to 2006 and from 2007 to January 2012, Mr. Lewey served as Director of Tax, Vice President, Tax and Treasurer for IES. From 2006 to 2007, he served as Vice President, Tax for Sulzer US Holdings, Inc. From 1995 to 2001, Mr. Lewey served as Vice President, Tax for Metamor Worldwide, Inc., a leading provider of information technology solutions. Mr. Lewey began his career with Deloitte LLP.

Tracy A. McLauchlin, 49, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 2015. She previously served as Vice President and Chief Accounting Officer of the Company since February 2014. Prior to joining IES, Ms. McLauchlin served as Vice President and Chief Accounting Officer of Rockwater Energy Solutions, Inc. from June 2011 to November 2013. From June 2004 to June 2011, Ms. McLauchlin was with Dynegy Inc., where she served as Senior Vice President and Controller from March 2009 to June 2011 and from June 2004 to March 2009 served in various other capacities in finance and accounting.

Gail D. Makode, 43, has served as Senior Vice President, General Counsel and Corporate Secretary since October 2012. Ms. Makode previously served in various legal positions at MBIA Inc. and its subsidiaries from 2006 to 2012, including as General Counsel and Member of the Board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc. Prior to MBIA, Ms. Makode served as Vice President and Counsel for Deutsche Bank AG from 2003 to 2006, and before that, was an Associate at Cleary, Gottlieb, Steen & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports are available free of charge through our website as soon as it is reasonably practicable after we file them with, or furnish them to, the SEC. You may also contact our Investor Relations department and they will provide you with a copy of these reports, or you may find them at www.ies-corporate.com/sec-filings. The materials that we file with the SEC are also available free of charge through the SEC’s website at www.sec.gov.

In addition to the Code of Ethics for Financial Executives, we have adopted a Code of Business Conduct and Ethics for directors, officers and employees (the Legal Compliance and Corporate Policy Manual), and established Corporate Governance Guidelines and adopted charters outlining the duties of our Audit, Human Resources and Compensation and Nominating/Governance Committees, copies of which may be found on our website. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company.

Item 1A. Risk Factors

You should consider carefully the risks described below, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine. Based on a Form 4 filed on October 3, 2018, by Tontine, Tontine owns approximately 59 percent of the Company’s common stock. As a result, Tontine can control most of our affairs, including the election of our directors, who in turn appoint executive management and can control most actions requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders or stakeholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company. Pursuant to a resale shelf registration statement filed by the Company, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings as long as the registration statement remains effective and the Company remains eligible to use it, as described further in the registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement. Tontine’s sale of all or any portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our executive severance plan.

Our common stock has less liquidity than many other stocks listed on the NASDAQ Global Market.

Historically, the trading volume of our common stock has been relatively low when compared to larger companies listed on the NASDAQ Global Market or other stock exchanges. While we have experienced increased liquidity in our stock during recent years compared with historical levels, we cannot say with certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of NOLs, for federal and state income tax purposes. Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership could also result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. As of September 30, 2018, we have approximately $222.0 million of federal NOLs that are available to use to offset taxable income, exclusive of NOLs from the amortization of additional tax goodwill. Should a change in ownership occur, all NOLs incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income.

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

As of September 30, 2018, we have a net deferred tax asset of $46.6 million on our consolidated balance sheet, of which $46.9 million is attributable to NOLs. To realize the full benefit of this deferred tax asset attributable to NOLs, we must generate sufficient taxable income within the applicable carry forward period to offset against NOLs. Under GAAP, we are required to assess whether we believe the benefit of the deferred tax asset is more likely than not to be realized based on our expectation of generating sufficient future taxable income, and we are required to record a valuation allowance, or offset, against our deferred tax asset based on the portion of the deferred tax asset that we believe is not more likely than not to be realized.

If we are unable to generate sufficient taxable income in the future to utilize our NOLs, we could be required to record valuation allowances, resulting in an increase in income tax expense and a reduction of our consolidated net income. Failure to generate sufficient taxable income in the future could also result in the expiration of certain NOLs.

In addition, we recorded a charge of $31.3 million during fiscal 2018 to reflect the impact of the reduced statutory federal corporate tax rate as a result of the U.S. Tax Cuts and Jobs Act, which became effective on January 1, 2018, on the value of our net deferred tax asset on our consolidated balance sheet. Any further decrease in the federal statutory tax rate or other changes in federal tax statutes could also cause a reduction in the economic benefit of the NOL currently available to us and a corresponding reduction in the amount of our recorded deferred tax assets.

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

We may not be able to remain in compliance with the covenants in our credit facility, including financial covenants which, among other things, require minimum levels of liquidity and require us to maintain specified levels of EBITDA as defined under our credit facility if our availability under the facility falls below specified levels. A failure to fulfill the terms and requirements of our credit facility may result in a default under our credit agreement and acceleration of our indebtedness, as well as a default under one or more of our material agreements, any of which could have a material adverse effect on our ability to conduct our operations and our financial condition.

We may issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock.

Our authorized capital includes 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2018, we had 22,049,529 shares of common stock issued, 21,205,536 shares of common stock outstanding and no shares of preferred stock issued or outstanding. We have reserved for issuance 44,250 shares of common stock underlying options that are exercisable at a weighted average price of $6.39 per share. In addition, as of September 30, 2018, we had the ability to issue 1,113,476 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.

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

The markets in which Infrastructure Solutions does business are highly competitive, and we do not expect the level of competition that we face to decrease in the future. An increase in competitive pressures in these markets or our failure to compete effectively (including efficiently managing future capital expenditures and refurbishment, repair and upgrade costs) may result in pricing reductions, reduced gross margins, and loss of market share. Some of our competitors have longer operating histories, greater name recognition, more customers, and significantly greater financial, marketing, technical, and other competitive resources than we have. These competitors may be able to adapt more quickly to new technologies and changes in customer needs or devote greater resources to the development, promotion, and sale of their services. While we believe Infrastructure Solutions’ overall product and service offerings distinguish it from its competitors, these competitors could develop new products or services that could directly compete with Infrastructure Solutions’ services.

A failure to secure new contracts may adversely affect our cash flows and financial results.

Much of our revenue is derived from projects that are awarded through a competitive bid process. Contract bidding and negotiations are affected by a number of factors, including our own cost structure and bidding policies. In addition, our ability to secure new contracts depends on our ability to maintain all required electrical, construction, mechanical and business licenses. If we fail to successfully transfer, renew or obtain such licenses where applicable, we may be unable to compete for new business.

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

Challenges with disposing of businesses include fulfilling indemnification and contractual obligations associated with the purchases of such a business and appropriately valuing such a disposition.

Demand for our services is cyclical and vulnerable to economic downturns affecting the industries we serve.

Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the general economy, as well as in the construction industry and the housing market. Many of our customers depend on the availability of credit to purchase our services or electrical and mechanical products. Prolonged uncertainties in, or the return of, constrained credit market conditions could have adverse effects on our customers, which would adversely affect our financial condition and results of operations.

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

Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in the Residential and Commercial & Industrial segments, as well as seasonal variations in the industries in which Infrastructure Solutions participates. Untimely weather delay from rain, heat, ice, cold or snow can not only delay our work but can negatively impact our schedules and profitability by delaying the work of other trades on a construction site. Our quarterly results may also be affected by regional economic conditions that affect the construction market. In particular, a prolonged period of weak demand in the oil and gas industry could dampen the housing market in certain regions, resulting in reduced demand for the services provided by our Residential segment. Infrastructure Solutions’ revenues from industrial services may be affected by the timing of scheduled outages at its industrial customers’ facilities, by weather conditions with respect to projects conducted outdoors, by data center construction, and by changes in spending in public infrastructure, power and steel markets. Industrial and rail customers may also be affected by volatility in oil prices. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

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

We enter into many contracts at fixed prices, and if the costs associated with labor and commodities, such as copper, aluminum, steel, fuel and certain plastics, increase due to low supply or other forces, losses may be incurred. Some of our materials have been and may continue to be subject to sudden and significant price increases. Depending on competitive pressures and customer resistance, we may not be able to pass on these cost increases to our customers, which would reduce our gross profit margins and, in turn, make it more difficult for us to maintain our profitability. We have a work force of over 4,500 employees, and our labor costs may fluctuate based on supply as well as other labor related risks, including risks related to collective bargaining agreements, benefits arrangements, wage and hour claims and other compensation arrangements.

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

Our billings under fixed price contracts in our electrical contracting business are generally based upon achieving certain milestones and will be accepted by the customer once we demonstrate those milestones have been met. If we are unable to demonstrate compliance with billing requests, or if we fail to issue a project billing, our likelihood of collection could be delayed or impaired, which, if experienced across several large projects, could have a material adverse effect on our results of operations. Further, some of our customers may be highly leveraged or may be subject to their own operating and regulatory risks, which may also limit their ability to pay.

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

Hazards related to our industry include, but are not limited to, electrocutions, fires, injuries involving ladders, machinery-caused injuries, mechanical failures and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and suspension of operations. Our insurance does not cover all types or amounts of liabilities. In addition, if our safety record were to substantially deteriorate over time, our customers could cancel our contracts or not award us future business.

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

In all of our businesses, we are subject to potential claims and litigation, including contractual disputes, warranty claims, and claims related to our compliance with legal and regulatory requirements. Such claims and litigation are common in the construction and electrical and mechanical maintenance businesses and may be related to contract delays, changes in the scope of work or alleged defects. There are also inherent claims and litigation risks associated with the number of people that work on construction sites and the fleet of vehicles on the road every day. In our Infrastructure Solutions businesses, we also may be subject to product liability litigation. Claims are sometimes made and lawsuits filed for amounts in excess of their value or in excess of the amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. However, there may be periods of time in which a disproportionate amount of our claims and litigation are concluded in the same quarter or year. If multiple matters are resolved during a given period, then the cumulative effect of these matters may be higher than the ordinary level in any one reporting period.

Latent defect claims could expand.

Latent defect litigation is normal for residential home builders in some parts of the country, as well as in certain areas of the commercial market. Any increases in our latent defect claims and litigation could place pressure on the profitability of the Residential and Commercial & Industrial segments of our business.

Interruptions in the proper functioning of our information systems, or security breaches of our information systems or confidential data could disrupt operations and cause increases in costs and/or decreases in revenues.

As our Company continues to increase its dependence on information technology systems, networks, and infrastructure to conduct its day to day operations, the proper functioning and security of our information technology environment is critical to the successful operation of our business. Although our information systems, networks and infrastructure are protected through physical and software safeguards, our information technology environment is still vulnerable to natural disasters, power losses, telecommunication failures, deliberate intrusions and other cybersecurity risks, and other problems, which could cause a loss of data, release of personally identifiable information or release of confidential customer information among other items. If critical information systems fail or are otherwise unavailable or confidential information is released, our business operations could be adversely affected.

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

The loss of a group or several key personnel, either at the corporate or operating level, or general labor constraints could adversely affect our business.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial condition and results of operations. Our operations depend on the continued efforts of our executive officers, senior management and management personnel at our segments. We cannot guarantee that any member of management at the corporate or subsidiary level will continue in their capacity for any particular period of time. We have a severance plan in place that covers certain of our senior leaders; however, this plan can neither guarantee that we will not lose key employees, nor prevent them from competing against us, which is often dependent on state and local employment laws. If we lose a group of key personnel or even one key person at a segment, we may not be able to recruit suitable replacements at comparable salaries or at all, which could adversely affect our operations. Additionally, we generally do not maintain key man life insurance for members of our management. We also may be constrained in hiring and retaining qualified employees due to historically low unemployment rates and general labor shortages in our industries. Continued labor constraints may limit our ability to grow and may limit our profitability due to the impact of rising wages.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At September 30, 2018, we maintained branch offices, warehouses, sales facilities and administrative offices at 79 locations. Substantially all of our facilities are leased. We lease our executive office located in Greenwich, Connecticut and our corporate office located in Houston, Texas. We believe that our properties are adequate for our current needs and that suitable additional or replacement space will be available as required. For a breakdown of our offices by segment, see Item 1. “Business — Operating Segments” of this Annual Report on Form 10-K.

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

As of December 4, 2018, the closing market price of our common stock was $16.79 per share and there were approximately 356 holders of record.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The stock repurchase program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. The Company initiated the program in February 2015 and during the year ended September 30, 2017, pursuant to the program, we repurchased 145,484 shares of common stock at an average price of $15.37 per share for a total aggregate purchase price of $2.2 million. During the year ended September 30, 2018, we repurchased 100,627 shares of common stock at an average price of $15.41 per share for a total aggregate purchase price of $1.6 million. The Company had 724,804 shares remaining under its stock repurchase authorization at September 30, 2018.

The Company did not purchase any of its common stock during the three months ended September 30, 2018.

Five-Year Stock Performance Graph

The graph below compares the cumulative five year total return provided shareholders on IES Holdings, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of four companies that includes: Comfort Systems USA Inc., MYR Group Inc., Sterling Construction Company Inc. and Team Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index, and in the peer group on September 30, 2013, and its relative performance is tracked through September 30, 2018.

*$100 invested on 9/30/13 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

	Year Ended September 30,
	2013	2014	2015	2016	2017	2018
IES Holdings, Inc.	$100.00	203.20	190.15	438.18	426.11	480.30
Russell 2000	$100.00	103.93	105.23	121.51	146.71	169.07
Peer Group	$100.00	89.77	99.86	117.58	134.98	174.63

Item 6.	Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical Consolidated Financial Statements of IES Holdings, Inc. and subsidiaries, and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(In Thousands, Except Share Information)
Continuing Operations:
Revenues	$876,828	$810,744	$695,993	$573,857	$512,395
Cost of services	726,866	670,246	569,013	473,966	429,269

Gross profit	149,962	140,498	126,980	99,891	83,126
Selling, general and administrative expenses	123,920	120,370	100,558	81,416	75,571
Contingent consideration	103	(145)	652	—	—
Loss (gain) on sale of assets	(15)	(69)	810	(13)	(86)

Operating Income	25,954	20,342	24,960	18,488	7,641
Interest and other (income) expense:
Interest expense	1,946	1,702	1,282	1,130	1,574
Other income, net	(340)	(165)	(83)	(180)	(203)

Income from operations before income taxes	24,348	18,805	23,761	17,538	6,270
Provision (benefit) for income taxes	38,151	5,211	(97,117)	661	748

Net income (loss) from continuing operations	(13,803)	13,594	120,878	16,877	5,522

Discontinued operations:
Loss from discontinued operations	—	—	—	(339)	(198)

Net loss discontinued operations	—	—	—	(339)	(198)

Net income (loss)	(13,803)	13,594	120,878	16,538	5,324

Net income attributable to noncontrolling interest	(354)	(172)	(100)	—	—

Net income (loss) attributable to IES Holdings, Inc.	$(14,157)	$13,422	$120,778	$16,538	$5,324

Basic earnings (loss) per share attributable to IES Holdings, Inc.:
Continuing operations	$(0.67)	$0.62	$5.63	$0.79	$0.30
Discontinued operations	0.00	0.00	0.00	(0.02)	(0.01)

Total	$(0.67)	$0.62	$5.63	$0.77	$0.29

Diluted earnings (loss) per share attributable to IES Holdings, Inc.:
Continuing operations	$(0.67)	$0.62	$5.62	$0.79	$0.30
Discontinued operations	0.00	0.00	0.00	(0.02)	(0.01)

Total	$(0.67)	$0.62	$5.62	$0.77	$0.29

Shares used to calculate earnings (loss) per share
Basic	21,196,388	21,280,549	21,279,342	21,480,622	18,417,564
Diluted	21,196,388	21,533,254	21,492,339	21,526,188	18,473,420

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(In Thousands, Except Share Information)
Balance Sheet Data:
Cash and cash equivalents	$26,247	$28,290	$32,961	$49,360	$47,342
Working capital, exclusive of cash	72,029	52,834	43,716	31,601	24,731
Total assets	421,994	424,494	394,340	225,679	199,950
Total debt	29,564	29,434	29,257	9,207	9,050
Total stockholders’ equity	220,407	236,704	223,405	101,414	87,972

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8.“Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Annual Report on Form 10-K.

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

Industry Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, the degree to which in-house maintenance departments outsource maintenance and repair work, output levels and equipment utilization at heavy industrial facilities, demand for our rail and infrastructure services and custom engineered products, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) population growth, which will increase the need for commercial and residential facilities, (ii) aging public infrastructure, which must be replaced or repaired, (iii) an increasing demand for data storage, (iv) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending, and (v) demand for natural gas which is expected to spur the construction of and modifications to heavy industrial facilities. However, there can be no assurance that we will not experience a decrease in demand for our services due to economic, technological or other factors beyond our control, including weakness in the oil and gas sector, interest rate changes, increases in steel and commodity prices and other economic factors, which may reduce the demand for housing including in the Texas region, where our Residential division operates and may impact levels of construction. For a further discussion of the industries in which we operate, please see Item 1. “Business—Operating Segments” of this Annual Report on Form 10-K.

Business Outlook

While there are differences among the Company’s segments, on an overall basis, increased demand for the Company’s services and the Company’s previous investment in growth initiatives and other business-specific factors discussed below resulted in aggregate year-over-year revenue growth in fiscal 2018 as compared to fiscal 2017. Among our segments, year-over-year revenue growth rates during fiscal 2018 were driven primarily by organic growth, as well as the benefit of a full year of operating results from the businesses we acquired during fiscal 2017.

Provided that no significant deterioration in general economic conditions occurs, the Company expects total revenues from existing businesses to increase on a year-over-year basis during fiscal 2019 due to an increase in overall demand for the services we provide, efforts to increase our market share, and current backlog levels, which increased across all four of our operating segments during the year ended September 30, 2018. We remain focused on controlled growth within many of our markets which continue to experience highly competitive margins and increasing costs.

To continue to grow our business, including through acquisitions and the funding of working capital, we may require a significant amount of cash. Our ability to generate cash depends on many externally influenced factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our credit facility, and our ability to raise funds in the capital markets, among many other factors. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our fixed asset requirements will range from $5.5 million to $7.5 million for the fiscal year ending on September 30, 2019, and we may acquire these assets either through capital expenditures or through lease agreements.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Year Ended September 30,
	2018		2017		2016
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$876,828	100.0%	$810,744	100.0%	$695,993	100.0%
Cost of services	726,866	82.9%	670,246	82.7%	569,013	81.8%

Gross profit	149,962	17.1%	140,498	17.3%	126,980	18.2%
Selling, general and administrative expenses	123,920	14.1%	120,370	14.8%	100,558	14.4%
Contingent consideration	103	0.0%	(145)	0.0%	652	0.1%
Loss (gain) on sale of assets	(15)	0.0%	(69)	0.0%	810	0.1%

Operating income	25,954	3.0%	20,342	2.5%	24,960	3.6%

Interest and other expense, net	1,606	0.2%	1,537	0.2%	1,199	0.2%

Operating income before income taxes	24,348	2.8%	18,805	2.3%	23,761	3.4%
Provision (benefit) for income taxes (1)	38,151	4.4%	5,211	0.6%	(97,117)	(14.0)%

Net income (loss)	(13,803)	(1.6)%	13,594	1.7%	120,878	17.4%

Net income attributable to noncontrolling interest	(354)	0.0%	(172)	0.0%	(100)	0.0%

Net income (loss) attributable to IES Holdings, Inc.	$(14,157)	(1.6)%	$13,422	1.7%	$120,778	17.4%

(1)	2018 includes a charge of $31.3 million to re-measure our net deferred tax assets in connection with the Tax Cuts and Jobs Act.

Consolidated revenues for the year ended September 30, 2018, were $66.1 million higher than for the year ended September 30, 2017, an increase of 8.2%. Revenues increased within our Commercial & Industrial, Infrastructure Solutions, and Residential segments driven by an increase in demand for their service offerings combined with continued improvement of conditions in the markets in which they operate. Businesses acquired in fiscal 2017 and 2018 contributed $61.0 million of the revenue increase year over year, partially offset by a $23.7 million decrease in revenue at the Denver and Roanoke branches of our Commercial & Industrial segment, where the wind-down of operations that occurred over the last 18 months is substantially complete.

Our overall gross profit percentage decreased slightly to 17.1% during the year ended September 30, 2018, as compared to the year ended September 30, 2017. Businesses acquired in fiscal 2017 and 2018 contributed an additional $6.6 million of gross profits for the year ended September 30, 2018, as compared with the year ended September 30, 2017. Gross profit as a percentage of revenue increased at our Commercial & Industrial and Communications segments and decreased at our Infrastructure Solutions and Residential segments, as discussed in further detail for each segment below.

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

During the year ended September 30, 2018, our selling, general and administrative expenses were $123.9 million, an increase of $3.6 million, or 2.9%, as compared to the year ended September 30, 2017. The increase is primarily attributable to expense incurred at businesses acquired during fiscal 2017 and 2018, which contributed $6.0 million of the increase year over year. This increase was partly offset by a reduction in variable compensation expense. On a consolidated basis, our selling, general and administrative expense decreased slightly as a percentage of revenue from 14.8% for the year ended September 30, 2017, to 14.1% for the year ended September 30, 2018, largely as a result of decreased personnel costs and intangible amortization expense.

Commercial & Industrial

2018 Compared to 2017

	Year Ended September 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$274,299	100.0%	$227,606	100.0%
Cost of services	244,656	89.2%	208,619	91.7%

Gross Profit	29,643	10.8%	18,987	8.3%
Selling, general and administrative expenses	27,031	9.9%	20,170	8.8%
Contingent consideration	(100)	0.0%	—	-0.1%
Gain on sale of assets	(37)	0.0%	(32)	0.0%

Operating income	2,749	1.0%	(1,151)	-0.5%

Revenue. Revenues in our Commercial & Industrial segment increased $46.7 million, or 20.5%, during the year ended September 30, 2018, compared to the year ended September 30, 2017. The increase in revenue over this period was driven by our 2017 business acquisitions, which contributed $42.7 million of additional revenue during the year ended September 30, 2018 compared to the year ended September 30, 2017. This increase was partly offset by a $23.7 decrease in revenue attributable to the winding down of operations at our Denver and Roanoke locations for the year ended September 30, 2018, as compared with the year ended September 30, 2017. Additionally, increased bid volume at several of our branches and improving market conditions in certain areas also contributed to the overall increase in revenues. The market for this segment’s services in many geographic regions remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2018 increased by $10.7 million, or 56.1%, as compared to the year ended September 30, 2017. As a percentage of revenue, gross profit increased from 8.3% for the year ended September 30, 2017, to 10.8% for the year ended September 30, 2018. The increase was driven by $5.9 million of additional gross profit contributed by our fiscal

2017 business acquisitions during the year ended September 30, 2018, compared to the year ended September 30, 2017. Additionally, for the year ended September 30, 2018, gross margin at our Denver and Roanoke branches, where the wind down of operations is substantially complete, improved by $4.7 million compared with the year ended September 30, 2017. This increase was partly offset by a $1.9 million charge to adjust the contract value on a large project based on the terms of a memorandum of agreement. See Note 17, “Commitments and Contingencies — USAMRIID Claim” for further details.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2018, increased $6.9 million, or 34.0%, compared to the year ended September 30, 2017, and increased 1.1% as a percentage of revenue. The increase was driven by our fiscal 2017 business acquisitions, where selling, general and administrative expense for the year ended September 30, 2018, increased by $4.1 million. The remaining increase relates primarily to employee expense associated with management hired to provide additional oversight at the regional and branch levels.

During fiscal 2017, we completed a detailed review of the operations of our Commercial & Industrial segment and decided to wind down operations at our Denver, Colorado and Roanoke, Virginia branches within our Commercial & Industrial segment. At September 30, 2018, we had approximately $1.5 million of backlog remaining at these branches. The following table summarizes the results of our Denver and Roanoke branches, which are included in the consolidated Commercial & Industrial segment results shown above:

	Year Ended September 30,
	2018	2017	2016
Revenues	$8,572	$32,231	$27,185
Cost of services	9,441	37,819	26,302
Selling, general and administrative expenses	1,772	2,848	2,857
Gain on sale of assets	(1)	(27)	—

Operating loss	$(2,640)	$(8,409)	$(1,974)

2017 Compared to 2016

	Year Ended September 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$227,606	100.0%	$222,466	100.0%
Cost of services	208,619	91.7%	197,679	88.9%

Gross profit	18,987	8.3%	24,787	11.1%
Selling, general and administrative expenses	20,170	8.8%	17,169	7.7%
Gain on sale of assets	(32)	0.0%	(17)	0.0%

Operating income (loss)	(1,151)	-0.5%	7,635	3.4%

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

Gross Profit. Gross profit during the year ended September 30, 2017, decreased by $5.8 million, or 23.4%, as compared to the year ended September 30, 2016. The decrease was due primarily to the four underperforming jobs at our Denver and Roanoke branches, which drove a $6.4 million reduction in gross profit from those two branches. This decrease was partially offset by $1.3 million of additional gross margin contributed by the Technical Services and NEXT Electric acquisitions. The market remains competitive, and we expect continued pressure on our ability to increase project bid margins in most of the markets we serve. Gross profit margins for the year ended September 30, 2017, were reduced compared with the prior year, primarily as a result of our two underperforming branches.

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

Communications

2018 Compared to 2017

	Year Ended September 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$219,655	100.0%	$225,275	100.0%
Cost of services	179,518	81.7%	187,419	83.2%

Gross Profit	40,137	18.3%	37,856	16.8%
Selling, general and administrative expenses	26,003	11.8%	24,219	10.8%
Contingent consideration	(85)	0.0%	—	0.0%
Gain on sale of assets	(4)	0.0%	(1)	0.0%

Operating Income	14,223	6.5%	13,638	6.0%

Revenue. Our Communications segment’s revenues decreased by $5.6 million, or 2.5%, during the year ended September 30, 2018, compared to the year ended September 30, 2017. This decrease in revenue was primarily the result of two large projects with non-recurring customers we completed in fiscal 2017: $7.9 million of revenue from a large system upgrade project for a school district, and $5.6 million related to construction of a sporting venue. The decrease in revenue was offset by growth with our data center customers, as well as the acquisition of Azimuth Communications, Inc. (“Azimuth”), which contributed $4.3 million of additional revenue during the year ended September 30, 2018 compared to the year ended September 30, 2017. Our revenues for the year ended September 30, 2018, were also affected by the timing of capital spending by certain of our data center customers. Revenues in our Communications segment can vary based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the year ended September 30, 2018, increased $2.3 million, or 6.0%, as compared to the year ended September 30, 2017. Gross profit as a percentage of revenue increased 1.5% to 18.3% for the year ended September 30, 2018. The increase was driven primarily by improved project execution. As revenue growth slowed in 2018, our margins benefitted from lower training and hiring costs that often affect us during periods of higher growth. Additionally, our acquisition of Azimuth during fiscal 2018 contributed $1.0 million of additional gross profit during the year ended September 30, 2018, compared to the year ended September 30, 2017.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $1.8 million, or 7.4%. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased slightly to 11.8% of segment revenue during the year ended September 30, 2018, compared to the year ended September 30, 2017. The increase was driven by our acquisition of Azimuth during fiscal 2018, which incurred selling, general and administrative expense for the year ended September 30, 2018, of $1.6 million, which includes amortization of intangible assets.

2017 Compared to 2016

	Year Ended September 30,
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

Gross Profit. Gross profit during the year ended September 30, 2017, increased $5.3 million, or 16.4%, as compared to the year ended September 30, 2016. Gross profit as a percentage of revenue decreased from 17.2% for the year ended September 30, 2016, to 16.8% for the year ended September 30, 2017. The decline was driven, in part, by inefficiencies on certain projects during fiscal 2017. Additionally, margins have been affected by a continued increase in the volume of cost-plus work performed in fiscal 2017. This work is generally lower risk and is typically performed at lower margins than the fixed price arrangements which comprise the majority of the work we perform. Finally, our lower margins reflect the impact of hiring and training a number of new employees needed to support the rapid growth of the business.

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

Infrastructure Solutions

2018 Compared to 2017

	Year Ended September 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$97,163	100.0%	$83,824	100.0%
Cost of services	75,337	77.5%	63,399	75.6%

Gross Profit	21,826	22.5%	20,425	24.4%
Selling, general and administrative expenses	18,293	18.8%	17,859	21.3%
Contingent consideration	288	0.3%	(145)	-0.1%
(Gain)/Loss on sale of assets	18	0.0%	(79)	-0.1%

Operating Income	3,227	3.3%	2,790	3.3%

Revenue. Revenues in our Infrastructure Solutions segment increased by $13.3 million during the year ended September 30, 2018, an increase of 15.9% compared to the year ended September 30, 2017. The increase was primarily driven by $14.0 million of additional revenue contributed by Freeman Enclosure Systems, LLC (“Freeman”), which we acquired during the second quarter of fiscal 2017. An increase in revenues from the manufacture of bus duct was offset by a decrease in revenue from our motor repair business, which remains highly dependent on the steel industry.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the year ended September 30, 2018, increased by $1.4 million, as compared to the year ended September 30, 2017. Gross profit as a percent of revenue decreased to 22.5% for the year ended September 30, 2018. Margins improved year over year at both our bus duct manufacturing business and our motor repair business. However, our overall gross margin was affected by the mix of work performed, as Freeman has lower margins than our motor repair business, but represented a larger percentage of our total revenues.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2018, increased by $0.4 million compared to the year ended September 30, 2017. The increase was primarily the result of $0.3 million increase in general and administrative costs incurred at Freeman, which was acquired during the second quarter of fiscal 2017. Additional selling and administrative costs in support of growth of the business were largely offset by a decrease in intangible amortization expense related to the acquisition of Technibus Inc. (“Technibus”) in fiscal 2016.

2017 Compared to 2016

	Year Ended September 30,
	2017		2016
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$83,824	100.0%	$58,003	100.0%
Cost of services	63,399	75.6%	42,356	73.0%

Gross Profit	20,425	24.4%	15,647	27.0%
Selling, general and administrative expenses	17,859	21.3%	12,404	21.4%
Contingent consideration	(145)	-0.1%	652	1.1%
Loss on sale of assets	(79)	-0.1%	826	1.4%

Operating Income	2,790	3.3%	1,765	3.1%

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

Residential

2018 Compared to 2017

	Year Ended September 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$285,711	100.0%	$274,039	100.0%
Cost of services	227,355	79.6%	210,809	76.9%

Gross Profit	58,356	20.4%	63,230	23.1%
Selling, general and administrative expenses	41,401	14.5%	43,689	16.0%
Loss on sale of assets	8	0.0%	43	0.0%

Operating Income	16,947	5.9%	19,498	7.1%

Revenue. Our Residential segment’s revenues increased by $11.7 million, or 4.3%, during the year ended September 30, 2018, as compared to the year ended September 30, 2017. The increase was driven by our single-family business, where revenues increased by $28.3 million for the year ended September 30, 2018, compared with the year ended September 30, 2017. Service and solar revenues also increased by $4.7 million for the year ended September 30, 2018, compared with the prior year. These increases were partly offset by a decrease in multi-family revenues, which declined by $21.3 million. While backlog was lower at the beginning of fiscal 2018, we ended fiscal 2018 with backlog up approximately 28% over prior year.

Gross Profit. During the year ended September 30, 2018, our Residential segment experienced a $4.9 million, or 7.7%, decrease in gross profit as compared to the year ended September 30, 2017. The decrease in gross profit was driven primarily by an increase in copper and other commodity prices, as well as an increase in labor costs, as a result of tightening labor markets. Gross margin as a percentage of revenue decreased 2.7% to 20.4% during the year ended September 30, 2018, as compared with the year ended September 30, 2017.

Selling, General and Administrative Expenses. Our Residential segment experienced a $2.3 million, or 5.2%, decrease in selling, general and administrative expenses during the year ended September 30, 2018, compared to the year ended September 30, 2017, driven by decreased compensation expense, primarily as a result of a decrease of $1.2 million in variable compensation and incentive costs associated with decreased profitability, partly offset by an increase in salary and travel costs. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased by 1.5% to 14.5% of segment revenue during the year ended September 30, 2018.

2017 Compared to 2016

	Year Ended September 30,
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

INTEREST AND OTHER EXPENSE, NET

	Year Ended September 30,
	2018	2017	2016
	(In thousands)
Interest expense	$1,658	$1,408	$937
Deferred financing charges	288	294	345

Total interest expense	1,946	1,702	1,282

Other income, net	(340)	(165)	(83)

Total interest and other expense, net	$1,606	$1,537	$1,199

Interest Expense

During the year ended September 30, 2018, we incurred interest expense of $1.9 million primarily comprised of interest expense from our term loan facility with Wells Fargo Bank, N.A. (“Wells Fargo”), an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $63.2 million. This compares to interest expense of $1.7 million for the year ended September 30, 2017, primarily comprised of interest expense from our term loan facility with Wells Fargo, an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $47.5 million. The increase in interest expense for the year ended September 30, 2018, as compared with the year ended September 30, 2017, is primarily a result of the increase in the variable interest rate.

For the year ended September 30, 2016, we incurred interest expense of $1.3 million on a debt balance primarily comprised of our term loan facility with Wells Fargo, an average letter of credit balance of $6.9 million under our revolving credit facility, and an average unused line of credit balance of $40.6 million.

PROVISION FOR INCOME TAXES

For the year ended September 30, 2018, we recorded income tax expense of $38.2 million. Income tax expense was partly offset by a $1.9 million benefit associated with the reversal of a reserve previously established for an uncertain tax position. Our income tax expense included a charge of $31.3 million to re-measure our deferred tax assets and liabilities to reflect the impact from the enactment of the Tax Cuts and Jobs Act (“Tax Reform Legislation”) on December 22, 2017.

For the year ended September 30, 2017, we recorded income tax expense of $5.2 million. Income tax expense was partly offset by a $3.7 million benefit associated with the reversal of a reserve previously established for an uncertain tax position.

For the year ended September 30, 2016, we recorded a benefit from income tax of $97.1 million. This benefit included $109.0 million attributable to the release of our valuation allowance on certain of our net operating loss carryforwards and other deferred tax assets during the year ended September 30, 2016. This benefit was the result of our assessment at September 30, 2016, that it was more likely than not that we will generate sufficient taxable income to utilize these net operating loss carryforwards and other deferred tax assets.

WORKING CAPITAL

During the year ended September 30, 2018, working capital exclusive of cash increased by $19.2 million from September 30, 2017, reflecting a $33.0 million increase in current assets excluding cash, partly offset by a $13.8 million increase in current liabilities during the period.

During the year ended September 30, 2018, our current assets exclusive of cash increased to $236.4 million, as compared to $203.5 million as of September 30, 2017. The increase primarily relates to an $18.1 million increase in costs and estimated earnings in excess of billings, largely driven by our Communications, Commercial & Industrial and Infrastructure Solutions segments. Additionally, accounts receivable increased by $8.6 million, primarily driven by higher levels of activity. Days sales outstanding decreased to 62 at September 30, 2018, from 66 at September 30, 2017. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the year ended September 30, 2018, our total current liabilities increased by $13.8 million to $164.4 million, compared to $150.6 million as of September 30, 2017, primarily related to an increase in accounts payable and accrued liabilities, driven by higher levels of activity.

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

As of September 30, 2018, the estimated cost to complete our bonded projects was approximately $50.2 million. We believe the bonding capacity currently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had cash and cash equivalents of $26.2 million and $48.1 million of availability under our revolving credit facility. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our revolving credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our revolving credit facility or raise funds in the capital markets, if needed.

We continue to monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

The Revolving Credit Facility

We maintain a $100 million revolving credit facility with Wells Fargo Bank, N.A. that matures August 9, 2021 (as amended, the “Credit Facility”), pursuant to a Second Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A., which was further amended on July 14, 2017, August 2, 2017, and July 23, 2018 (as amended, the “Amended Credit Agreement”).

Pursuant to the July 23, 2018 amendment, we are required to comply with the minimum EBITDA financial covenant of the Amended Credit Agreement in a given quarter if our Excess Availability (as defined in the Amended Credit Agreement) in the immediately following quarter, as tested monthly during that quarter, falls below $30 million. If, in subsequent quarters, Excess Availability levels return to or exceed the contractual threshold, then the Company will no longer be required to comply with the minimum EBITDA financial covenant, so long as Excess Availability remains above the threshold.

Terms of the Amended Credit Agreement

Borrowings under the Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables, inventories, real estate, personal property and equipment. Under the terms of the Amended Credit Agreement, amounts outstanding bear interest at a per annum rate equal to a Daily Three Month LIBOR (as defined in the Amended Credit Agreement), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

Level	Thresholds	Interest Rate Margin
I	If Liquidity is less than 35% of the Maximum Revolver Amount at any time during the period	2.25 percentage points

II	If Liquidity is greater than or equal to 35% of the Maximum Revolver Amount at all times during the period and less than 50% of the Maximum Revolver Amount at any time during the period	2.00 percentage points

III	If Liquidity is greater than or equal to 50% of the Maximum Revolver Amount at all times during the period	1.75 percentage points

In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.375% per annum, (2) a collateral monitoring fee of $5 thousand per quarter, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Amended Credit Agreement.

The Amended Credit Agreement contains customary affirmative, negative and financial covenants, as well as events of default.

As of September 30, 2018, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

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

At September 30, 2018, our Liquidity was $74.4 million and our Excess Availability was $48.1 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 7.9:1.0. Since our Excess

Availability at September 30, 2018 exceeded $30 million, we were not required to comply with the minimum EBITDA financial covenant of the Amended Credit Agreement, which would have required that we have a minimum EBITDA for the four quarters ended September 30, 2018 of $35 million. Our EBITDA, as defined in the Amended Credit Agreement for the four quarters ended September 30, 2018, was $37.0 million.

Our Fixed Charge Coverage Ratio is calculated as follows (with capitalized terms as defined in the Amended Credit Agreement): (i) our trailing twelve month EBITDA, less non-financed capital expenditures (other than capital expenditures financed by means of an advance under the credit facility), cash taxes and all Restricted Junior Payments consisting of certain pass-through tax liabilities, divided by (ii) the sum of our cash interest (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense) and principal debt payments (other than repayment of principal on advances under the credit facility and including cash payments with respect to capital leases), any management, consulting, monitoring, and advisory fees paid to an affiliate, and all Restricted Junior Payments (other than pass-through tax liabilities) and other cash distributions; provided, that if any acquisition is consented to by lender after the date of the Amended Credit Agreement, the components of the Fixed Charge Coverage Ratio will be calculated for such fiscal period after giving pro forma effect to the acquisition assuming that such transaction has occurred on the first day of such period (including pro forma adjustments arising out of events which are directly attributable to such acquisition, are factually supportable, and are expected to have a continuing impact, in each case to be reasonably agreed to by the lender).

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

If in the future our Liquidity falls below $30 million (or Excess Availability falls below 50% of our minimum Liquidity), our Fixed Charge Coverage Ratio is less than 1.1:1.0, we fail to meet our minimum EBITDA requirement when it is required to be tested, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under the Amended Credit Agreement, it would result in an event of default under the Amended Credit Agreement, which could result in some or all of our indebtedness becoming immediately due and payable.

At September 30, 2018, we had $6.6 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $30.2 million.

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

Operating Activities

Our cash flow from operations is not only influenced by cyclicality, demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to the seasonality that we experience in many regions of the country; however, a seasonal decline in working capital may be offset by needs associated with higher growth or acquisitions.

Operating activities provided net cash of $12.2 million during the year ended September 30, 2018, as compared to $22.3 million of net cash provided in the year ended September 30, 2017. The decrease in operating cash flow is the result of an investment in working capital to support the growth of our business. In particular, costs in excess of billings increased by $18.1 million as a result of an increase in cost-plus work, where costs are typically billed later than in our typical fixed-price arrangements, as well as an increase in orders for generator enclosures, which are billed when shipped.

Operating activities provided net cash of $22.3 million during the year ended September 30, 2017, as compared to $25.0 million of net cash provided in the year ended September 30, 2016. The decrease in operating cash flow is the result of decreased net income.

Investing Activities

In the year ended September 30, 2018, net cash used in investing activities was $11.9 million as compared to $24.5 million of net cash used by investing activities in the year ended September 30, 2017. Investing activities for the year ended September 30, 2018, include $7.4 million for the acquisition of businesses, as well as $4.6 million of capital expenditures.

In the year ended September 30, 2017, net cash used in investing activities was $24.5 million as compared to $60.7 million of net cash used by investing activities in the year ended September 30, 2016. Investing activities for the year ended September 30, 2017, include $20.2 million for the acquisition of businesses, as well as $4.6 million of capital expenditures.

Financing Activities

Financing activities used net cash of $2.4 million in the year ended September 30, 2018, compared to $2.7 million used in the year ended September 30, 2017. For the year ended September 30, 2018, we used $2.1 million for the repurchase of common stock under the Company’s stock repurchase program. We repurchased an aggregate $1.6 million of common stock in open market transactions, pursuant to the stock repurchase program, and we used an additional $0.5 million for the repurchase of common stock to satisfy employee payroll tax withholding obligations.

In the year ended September 30, 2017, financing activities used net cash of $2.7 million compared to $19.6 million provided in the year ended September 30, 2016. For the year ended September 30, 2017, we used $2.4 million for the repurchase of the common stock under the Company’s stock repurchase program. We repurchased an aggregate $2.3 million of common stock in open market transactions, pursuant to the stock repurchase program, and we used an additional $0.1 million for the repurchase of common stock to satisfy employee payroll tax withholding obligations.

CONTROLLING SHAREHOLDER

At September 30, 2018, Tontine Capital Partners, L.P., together with its affiliates (collectively, “Tontine”), was the Company’s controlling shareholder, owning approximately 59 percent of the Company’s outstanding common stock according to a Form 4 filed with the SEC by Tontine on October 3, 2018. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

On December 6, 2018, the Company entered into a Board Observer Letter Agreement with Tontine Associates, L.L.C. in order to assist Tontine in managing its investment in the Company. Subject to the terms and conditions set forth in the Agreement, the Company granted Tontine the right, at any time that Tontine holds at least 20% of the outstanding common stock of the Company, to appoint a representative to serve as an observer to the Board (the “Board Observer”). The Board Observer, who shall serve at the discretion of and must be reasonably acceptable to those members of the Board who are not affiliates of Tontine, shall have no voting rights or other decision making authority. Subject to the terms and conditions set forth in the Agreement, so long as Tontine has the right to appoint a Board Observer, the Board Observer will have the right to attend and participate in meetings of the Board and the committees thereof, subject to confidentiality requirements, and to receive reimbursement for reasonable out-of-pocket expenses incurred in his or her capacity as a Board Observer and such rights to coverage under the Company’s directors’ and officers’ liability insurance policy as are available to other directors.

Jeffrey L. Gendell was appointed as a member of the Board of Directors and as non-executive Chairman of the Board in November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of the Board of Directors since February 2012 and as Interim Director of Operations since November 2017, and who previously served as non-executive Vice Chairman of the Board from November 2016 to November 2017 and as non-executive Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until December 31, 2017.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2018, $0.5 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2018, $6.1 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2018, we did not have any open purchase commitments.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf and may be required to post collateral to support the bonds. To date, we have not incurred any material costs to indemnify our sureties for expenses they incurred on our behalf.

As of September 30, 2018, our future contractual obligations due by September 30 of each of the following fiscal years for commenced agreements include (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$—	$29,564	$—	$—	$29,564
Operating lease obligations	9,460	12,362	5,122	3,229	30,173

Total (1)	$9,460	$41,926	$5,122	$3,229	$59,737

(1)	The tabular amounts exclude the interest obligations that will be created if the debt obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	2019	2020	2021	Thereafter	Total
Standby letters of credit	$6,609	$—	$—	$—	$6,609

Total	$6,609	$—	$—	$—	$6,609

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

Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, approximately 88% of our revenues are based on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). Approximately 8% of our revenues are earned from contracts where we are paid on a time and materials basis, and approximately 4% of our revenue is earned on a cost plus or other basis. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year.

We complete most of our projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method. Revenues recognized on a percentage-of-completion basis, all of which are fixed price or cost plus arrangements, comprised approximately 56% of our total revenue for the year ended September 30, 2018. The percentage-of-completion method for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Valuation of Intangibles and Long-Lived Assets. We evaluate goodwill for potential impairment at least annually at year end; however, if impairment indicators exist, we will evaluate as needed. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we perform an impairment test by calculating the fair value of the reporting unit and comparing this calculated fair value with the carrying value of the reporting unit. We estimate the fair value of the reporting unit based on the market approach and income approach. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. We did not record goodwill impairment during the years ended September 30, 2018, 2017 or 2016.

Each reporting period, we assess impairment indicators related to long-lived assets and intangible assets. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates could materially impact our results of operations or financial projections. No impairment charges were recorded in the years ended September 30, 2018, 2017 or 2016.

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

Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2018, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient table income within the applicable NOL carryforward periods to realize $46.6 million of its deferred tax assets. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

An inability to generate sufficient taxable income in future periods to realize our deferred tax assets may lead to a future need for a valuation allowance and a corresponding reduction in GAAP net income. In addition, any further reduction in the federal statutory tax rate in the future could also cause a reduction in the economic benefit of the NOL available to us and a corresponding charge to reduce the book value of the deferred tax asset recorded on our balance sheet.

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

We are currently under federal audit by the Internal Revenue Service for the tax year ended September 30, 2016. The tax years ended September 30, 2015 and forward are subject to audit as are prior tax years, to the extent of unutilized net operating losses generated in those years.

We anticipate that approximately $5.7 million in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominantly due to the expiration of the statutes of limitation for unrecognized tax benefits.

New Accounting Pronouncements. Recent accounting pronouncements are described in Note 2, “Summary of Significant Accounting Policies — New Accounting Pronouncements” in the notes to our Consolidated Financial Statements and at relevant sections in this discussion and analysis.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Credit Facility. For additional information see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

All of the long-term debt outstanding under our revolving credit facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our revolving credit facility as of September 30, 2018 would cause a $0.3 million pre-tax annual increase in interest expense.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IES Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IES Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002

Houston, Texas

December 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IES Holdings, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited IES Holdings Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IES Holdings Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes and our report dated December 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Houston, Texas

December 7, 2018

IES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	September 30,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,247	$28,290
Accounts receivable:
Trade, net of allowance	151,578	142,946
Retainage	24,312	21,360
Inventories	20,966	16,923
Costs and estimated earnings in excess of billings	31,446	13,438
Prepaid expenses and other current assets	8,144	8,795

Total current assets	262,693	231,752

Property and equipment, net	25,364	24,643
Goodwill	50,702	46,693
Intangible assets, net	30,590	31,413
Deferred tax assets	46,580	86,211
Other non-current assets	6,065	3,782

Total assets	$421,994	$424,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	130,591	120,710
Billings in excess of costs and estimated earnings	33,826	29,918

Total current liabilities	164,417	150,628

Long-term debt, net of current maturities	29,564	29,434
Other non-current liabilities	4,374	4,457

Total liabilities	198,355	184,519

Noncontrolling interest	3,232	3,271
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 shares issued and 21,205,536 and 21,336,975 outstanding, respectively	220	220
Treasury stock, at cost, 843,993 and 712,554 shares, respectively	(8,937)	(6,898)
Additional paid-in capital	196,810	196,955
Retained earnings	32,314	46,427

Total stockholders’ equity	220,407	236,704

Total liabilities and stockholders’ equity	$421,994	$424,494

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands, Except Share Information)

	Year Ended September 30,
	2018	2017	2016
Revenues	$876,828	$810,744	$695,993
Cost of services	726,866	670,246	569,013

Gross profit	149,962	140,498	126,980
Selling, general and administrative expenses	123,920	120,370	100,558
Contingent consideration	103	(145)	652
(Gain) loss on sale of assets	(15)	(69)	810

Operating income	25,954	20,342	24,960

Interest and other (income) expense:
Interest expense	1,946	1,702	1,282
Other (income) expense, net	(340)	(165)	(83)

Income from operations before income taxes	24,348	18,805	23,761
Provision (benefit) for income taxes	38,151	5,211	(97,117)

Net income (loss)	(13,803)	13,594	120,878

Net income attributable to noncontrolling interest	(354)	(172)	(100)

Comprehensive income (loss) attributable to IES Holdings, Inc.	$(14,157)	$13,422	$120,778

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$(0.67)	$0.62	$5.63
Diluted	$(0.67)	$0.62	$5.62
Shares used in the computation of earnings (loss) per share:
Basic	21,196,388	21,280,549	21,279,342
Diluted	21,196,388	21,533,254	21,492,339

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Information)

	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, September 30, 2015	22,049,529	$220	(573,788)	$(4,401)	$193,628	$(88,033)	$101,414
Grants under compensation plans	—	—	5,670	44	(44)	—	—
Acquisition of treasury stock	—	—	(59,872)	(685)	95	—	(590)
Stock forfeitures	—	—	(7,500)	(72)	72	—	—
Options exercised	—	—	42,500	333	(113)	—	220
Non-cash compensation	—	—	—	—	1,583	—	1,583
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	120,778	120,778

BALANCE, September 30, 2016	22,049,529	$220	(592,990)	$(4,781)	$195,221	$32,745	$223,405

Grants under compensation plans	—	—	1,803	15	(15)	—	—
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	—	—	59	304	363
Acquisition of treasury stock	—	—	(152,860)	(2,367)	—	—	(2,367)
Stock forfeitures	—	—	(2,257)	(40)	40	—	—
Options exercised	—	—	33,750	275	(57)	—	218
Non-cash compensation	—	—	—	—	1,707	—	1,707
Increase in noncontrolling interest	—	—	—	—	—	(44)	(44)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	13,422	13,422

BALANCE, September 30, 2017	22,049,529	$220	(712,554)	$(6,898)	$196,955	$46,427	$236,704

Grants under compensation plans	—	—	520	5	(5)	—	—
Acquisition of treasury stock	—	—	(133,459)	(2,059)	—	—	(2,059)
Options exercised	—	—	1,500	15	(4)	—	11
Non-cash compensation	—	—	—	—	(136)	—	(136)
Decrease in noncontrolling interest	—	—	—	—	—	44	44
Net loss attributable to IES Holdings, Inc.	—	—	—	—	—	(14,157)	(14,157)

BALANCE, September 30, 2018	22,049,529	$220	(843,993)	$(8,937)	$196,810	$32,314	$220,407

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended September 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,803)	$13,594	$120,878
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	421	296	360
Deferred financing cost amortization	288	294	345
Depreciation and amortization	8,860	9,634	5,664
Loss (gain) on sale of assets	(15)	(69)	810
Non-cash compensation expense	(136)	1,707	1,583
Deferred income taxes	38,151	6,899	(98,402)
Changes in operating assets and liabilities
Accounts receivable	(7,574)	(7,621)	(22,439)
Inventories	(3,970)	(1,856)	3,897
Costs and estimated earnings in excess of billings	(17,840)	2,571	(3,236)
Prepaid expenses and other current assets	(2,250)	(6,798)	(1,716)
Other non-current assets	274	(510)	(1,500)
Accounts payable and accrued expenses	6,584	(2,829)	19,676
Billings in excess of costs and estimated earnings	3,570	5,898	(936)
Other non-current liabilities	(336)	1,139	(16)

Net cash provided by operating activities	12,224	22,349	24,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,563)	(4,589)	(3,417)
Proceeds from sales of assets	108	270	2,225
Cash paid in conjunction with business combinations	(7,406)	(20,213)	(59,544)

Net cash used in investing activities	(11,861)	(24,532)	(60,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	168	5,434	20,289
Repayments of debt	(177)	(5,432)	(290)
Contingent consideration payment	—	(448)	—
Distribution to noncontrolling interest	(349)	(153)	—
Purchase of treasury stock	(2,059)	(2,367)	(590)
Issuance of shares	11	218	220

Net cash provided by (used in) financing activities	(2,406)	(2,748)	19,629

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,043)	(4,931)	(16,139)
CASH, CASH EQUIVALENTS, and RESTRICTED CASH beginning of period	28,290	33,221	49,360

CASH, CASH EQUIVALENTS, and RESTRICTED CASH end of period	$26,247	$28,290	$33,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,684	$1,521	$1,009
Cash paid for income taxes (net)	$2,839	$2,429	$1,415

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

•	Communications — Nationwide provider of technology infrastructure products and services to large corporations and independent businesses.

•	Infrastructure Solutions — Provider of electro-mechanical solutions for industrial operations, including apparatus repair and custom-engineered products.

•	Residential — Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

The words “IES”, the “Company”, “we”, “our”, and “us” refer to IES Holdings, Inc. and, except as otherwise specified herein, to our consolidated subsidiaries.

Controlling Shareholder

At September 30, 2018, Tontine Associates, L.L.C. and its affiliates (collectively, “Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. For a more complete discussion on our relationship with Tontine, please refer to Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of IES Holdings, Inc. and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Asset Impairment

During the fiscal years ended September 30, 2018, 2017 and 2016, the Company recorded no asset impairment charges.

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

Inventories

Inventories consist of raw materials, work in process, finished goods, and parts and supplies held for use in the ordinary course of business. Inventory is valued at the lower of cost or net realizable value generally using the historical average cost or first-in, first-out (FIFO) method. When circumstances dictate, we write down inventory to its estimated net realizable value based on assumptions about future demand, market conditions, plans for disposal, and physical condition of the product. Where shipping and handling costs on inventory purchases are borne by us, these charges are included in inventory and charged to cost of services upon use in our projects or the providing of services.

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

Goodwill

Goodwill attributable to each reporting unit is tested for impairment either by comparing the fair value of each reporting unit with its carrying value or by a qualitative assessment. These impairment tests are required to be performed at least annually. On an ongoing basis (absent any impairment indicators), we perform an impairment test annually using a measurement date of September 30. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we perform an impairment test by calculating the fair value of the reporting unit and comparing this calculated fair value with the carrying value of the reporting unit.

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

Debt Issuance Costs

Debt issuance costs are included as a reduction of our debt outstanding, and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $288, $294 and $345, respectively, for the years ended 2018, 2017 and 2016. Remaining unamortized capitalized debt issuance costs were $912 and $1,115 at September 30, 2018, and 2017, respectively.

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

We recognize revenue on project contracts using the percentage of completion method. Project contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in project contracts are typically due upon completion of the contracts and acceptance by the customer. Based on our experience, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed which management believes will generally be billed and collected within the next twelve months. Also included in this asset, from time to time, are claims and unapproved change orders which are amounts we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Claims are limited to costs incurred and are recorded at estimated realizable value when collection is probable and can be reasonably estimated. We do not recognize profits on project costs incurred in connection with claims. Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred. As of September 30, 2018, 2017 and 2016, there were no material revenues recorded associated with any outstanding claims or unapproved change orders. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized. Billings in excess of costs and estimated earnings are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones or completion of specified units designated within the contract.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be collectible are written off as deemed necessary in the period such determination is made. As is common in our industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. These receivables are primarily associated with a few branches within our Commercial & Industrial segment. Certain other receivables are slow-pay in nature and require us to exercise our contractual or lien rights. Our allowance for doubtful accounts at September 30, 2018 and 2017 was $868 and $650, respectively. We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of September 30, 2018.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Income Taxes

We follow the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recorded for the future income tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation on a quarterly basis. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2018, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient taxable income within the applicable NOL carryforward periods to realize its net deferred tax assets of $46,580. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from these estimates, our results could be affected.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2018 will be a blended rate of 24.53% and will decrease to 21% thereafter. For the twelve months ended September 30, 2018, our effective tax rate differed from the statutory tax rate as a result of a charge of $31,333 to re-measure our deferred tax assets and liabilities to reflect the estimated impact of the new statutory tax rate, slightly offset by a benefit of $1,908 related to the reversal of an uncertain tax position. This benefit differs from the expected recognition of $3,284 as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2017, as a result of the decrease in the statutory tax rate.

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

The undiscounted ultimate losses of our workers’ compensation, auto and general liability insurance reserves at September 30, 2018, and 2017, was $5,286 and $5,306, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows:

Year Ended September 30:
2019	$1,748
2020	1,144
2021	746
2022	429
2023	216
Thereafter	1,003

Total	$5,286

We elect to discount the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended September 30, 2018 and 2017, the discount rate used was 2.9 percent and 1.9 percent, respectively. The present value of all insurance reserves for the employee group health claims, workers’ compensation, auto and general liability recorded at September 30, 2018, and 2017 was $6,202 and $6,204, respectively. Our employee group health claims are anticipated to be resolved within the year ended September 30, 2019.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

We had letters of credit totaling $6,101 outstanding at September 30, 2018 to collateralize certain of our high deductible insurance obligations.

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

For the years ended September 30, 2018, 2017 and 2016, no indicators of impairments were identified, and no impairment charges were recorded.

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

No single customer accounted for more than 10% of our consolidated revenues for the years ended September 30, 2018, 2017 and 2016.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Stock-Based Compensation

We measure and record compensation expense for all share-based payment awards based on the fair value of the awards granted at the date of grant. The fair value of restricted stock awards and phantom stock unit awards is determined based on the number of shares granted and the closing price of IES’s common stock on the date of grant. For awards vesting upon achievement of a market condition, the likelihood of achieving that market condition is considered in determining the fair value of the grant, which we expense ratably over the vesting period. For awards vesting upon achievement of a performance condition, we record expense based on the grant date fair value when it becomes probable the performance condition will be achieved. Forfeitures are recorded in the period in which they occur. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

Deferred Compensation Plans

The Company maintains a rabbi trust to fund certain deferred compensation plans. The securities held by the trust are classified as trading securities. The investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2018, and 2017. The changes in fair values are recorded as a component of other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

The corresponding deferred compensation liability is included in other non-current liabilities on the Consolidated Balance Sheets and changes in this obligation are recognized as adjustments to compensation expense in the period in which they are determined.

Noncontrolling Interest

In connection with our acquisitions of STR Mechanical, LLC (“STR Mechanical”) in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired 80 percent interests in these entities, and the remaining 20 percent was retained by the third party sellers. The interests retained by those third party sellers are identified on our Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of the operating agreements governing these entities, after five years from the dates of the acquisitions, we may elect to purchase, or the third party sellers may require us to purchase, part of all of the remaining 20 percent interests in these entities. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under ASC 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at September 30, 2018, the redemption amount would have been $2,579. See Note 18, “Business Combinations and Divestitures” for further discussion. For the year ended September 30, 2018, we recorded an increase to retained earnings of $44 to offset an increase to noncontrolling interest recorded in fiscal 2017, decreasing the carrying amount of the noncontrolling interest in STR to the balance determined under ASC 810, as if it had been redeemable at September 30, 2018, as the redemption amount would have been less than the carrying amount.

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

circumstances. The standard also requires expanded disclosures surrounding revenue recognition. The effective date will be the first quarter of our fiscal year ended September 30, 2019. The standard allows for either full retrospective or modified retrospective adoption, and we plan to use the modified retrospective basis on the adoption date. Under the new standard, we have identified a limited number of arrangements that will no longer qualify for percentage of completion accounting, and revenue will be recognized on a completed contract basis. We do not expect that this standard will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (“ASU 2016-01”). This standard is associated with the recognition and measurement of financial assets and liabilities, with further clarifications made in February 2018 with the issuance of ASU 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, although early adoption is permitted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. ASU 2016-02 becomes effective for the fiscal year ended September 30, 2020. We are currently evaluating the expected impact it will have on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations. This standard clarifies the definition of a business to assist entities with evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new standard is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The prospective transition method will be required for this new guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (“ASU 2017-09”), to reduce the diversity in practice and the cost and complexity when changing the terms or conditions of a share-based payment award. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, although early adoption is permitted. The prospective transition method will be required for this new guidance.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for nonemployee awards may be lower and less volatile than under current US GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, although early adoption is permitted.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework, to modify certain disclosure requirements for fair value measurements. Under the new guidance, registrants will need to disclose weighted average information for significant unobservable inputs for all Level 3 fair value

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

measurements. The guidance does not specify how entities should calculate the weighted average, but requires them to explain their calculation. The new guidance also requires disclosing the changes in unrealized gain and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted for either the entire standard or only the provisions that eliminate or modify the requirements.

We do not expect ASU 2016-01, ASU 2017-01 ASU 2017-09, ASU 2018-07, or 2018-13 to have a material effect on our Consolidated Financial Statements.

3. CONTROLLING SHAREHOLDER

At September 30, 2018, Tontine was the controlling shareholder, owning approximately 59 percent of the Company’s outstanding common stock according to a Form 4 filed with the SEC by Tontine on October 3, 2018. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

On December 6, 2018, the Company entered into a Board Observer Letter Agreement with Tontine Associates, L.L.C. in order to assist Tontine in managing its investment in the Company. Subject to the terms and conditions

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

set forth in the Agreement, the Company granted Tontine the right, at any time that Tontine holds at least 20% of the outstanding common stock of the Company, to appoint a representative to serve as an observer to the Board (the “Board Observer”). The Board Observer, who shall serve at the discretion of and must be reasonably acceptable to those members of the Board who are not affiliates of Tontine, shall have no voting rights or other decision making authority. Subject to the terms and conditions set forth in the Agreement, so long as Tontine has the right to appoint a Board Observer, the Board Observer will have the right to attend and participate in meetings of the Board and the committees thereof, subject to confidentiality requirements, and to receive reimbursement for reasonable out-of-pocket expenses incurred in his or her capacity as a Board Observer and such rights to coverage under the Company’s directors’ and officers’ liability insurance policy as are available to other directors.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years	Year Ended September 30,
		2018	2017
Land	N/A	$1,348	$1,076
Buildings and Improvements	5-20	12,479	11,675
Machinery and equipment	3-10	27,443	23,190
Information systems (1)	2-8	7,854	14,318
Furniture and fixtures	5-7	1,579	1,693

		$50,703	$51,952
Less-Accumulated depreciation		(25,613)	(27,862)
Construction in progress		274	553

Property and equipment, net		$25,364	$24,643

(1)	During the fiscal year ended September 30, 2018, we retired $6,651 in fully depreciated assets.

Depreciation expense was $4,759, $3,840 and $2,727, respectively, for the years ended September 30, 2018, 2017 and 2016.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table reconciles the components of the basic and diluted earnings (loss) per share for the years ended September 30, 2018, 2017 and 2016:

	Year Ended September 30,
	2018	2017	2016
Numerator:
Net income (loss) attributable to common shareholders of IES Holdings, Inc.	$(14,113)	$13,275	$119,722
Increase (decrease) in noncontrolling interest	(44)	44	—
Net income attributable to restricted shareholders of IES Holdings, Inc.	—	103	1,056

Net income (loss) attributable to IES Holdings, Inc.	$(14,157)	$13,422	$120,778

Denominator:
Weighted average common shares outstanding — basic	21,196,388	21,280,549	21,279,342
Effect of dilutive stock options and non-vested restricted stock	—	252,705	212,997

Weighted average common and common equivalent shares outstanding — diluted	21,196,388	21,533,254	21,492,339

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$(0.67)	$0.62	$5.63
Diluted	$(0.67)	$0.62	$5.62

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the year ended September 30, 2018. The number of potential anti-dilutive shares excluded from the calculation was 301,879 shares for the year ended September 30, 2018. For the years ended September 30, 2017 and 2016, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts on accounts receivable consists of the following:

	Year Ended September 30,
	2018	2017
Balance at beginning of period	$650	$736
Additions to costs and expenses	515	294
Deductions for uncollectible receivables written off, net of recoveries	(297)	(380)

Balance at end of period	$868	$650

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Accounts payable and accrued expenses consist of the following:

	Year Ended September 30,
	2018	2017
Accounts payable, trade	$75,293	$63,246
Accrued compensation and benefits	34,058	33,561
Accrued insurance liabilities	6,202	6,204
Other accrued expenses	15,038	17,699

	$130,591	$120,710

Contracts in progress are as follows:

	Year Ended September 30,
	2018	2017
Costs incurred on contracts in progress	$476,609	$486,950
Estimated earnings	62,617	55,606

	539,226	542,556
Less — Billings to date	(541,606)	(559,036)

Net contracts in progress	$(2,380)	$(16,480)

Costs and estimated earnings in excess of billings	31,446	13,438
Less — Billings in excess of costs and estimated earnings	(33,826)	(29,918)

Net contracts in progress	$(2,380)	$(16,480)

Other non-current assets are comprised of the following:

	Year Ended September 30,
	2018	2017
Executive Savings Plan assets	747	641
Securities and equity investments	558	558
Other	4,760	2,583

Total	$6,065	$3,782

Securities and Equity Investments

At September 30, 2018, and 2017, we held an investment in EnerTech, a private investment fund. As our investment was 2.21% of the overall ownership in EnerTech at September 30, 2018, and 2017, we account for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. The carrying value of our investment in EnerTech at both September 30, 2018, and 2017 was $558.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of September 30, 2018, and 2017:

	Year Ended September 30,
	2018	2017
Carrying value	$558	$558
Unrealized gains	224	171

Fair value	$782	$729

At each reporting date, the Company performs an evaluation of impairment for securities to determine if any unrealized losses are other-than-temporary. For equity securities, this evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset and liability management objectives and securities portfolio objectives. Based on the results of this evaluation, we believe the unrealized gain at September 30, 2018 indicated our investment was not impaired.

7. DEBT

Debt consists of the following:

	Year Ended September 30,
	2018	2017
Revolving loan (long-term debt)	$30,247	$30,257
Debt issuance costs	(912)	(1,115)
Other long-term debt	229	292

Total debt	$29,564	$29,434

At September 30, 2018, we had $48,144 available to us under our revolving credit facility, $6,609 in outstanding letters of credit with Wells Fargo and $30,247 outstanding borrowings on our term loan facility under our revolving credit facility (our “revolving loan”). All amounts outstanding under our Revolving Loan are due and payable in 2021, upon expiration of our revolving credit facility, and all amounts described as available are available without triggering our financial covenant under the credit facility.

Our weighted-average annual interest rate on these borrowings was 3.86% at September 30, 2018, and 3.04% at September 30, 2017. For the years ended September 30, 2018, 2017 and 2016, we incurred interest expense of $1,946, $1,702 and $1,282, respectively.

The Revolving Credit Facility

We maintain a $100,000 revolving credit facility with Wells Fargo Bank, N.A., that matures in August 2021 (as amended, the “Credit Facility”), pursuant to a Second Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A., which was further amended on July 14, 2017, August 2, 2017, and July 23, 2018 (as amended, the “Amended Credit Agreement”).

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Pursuant to the July 23, 2018 amendment, we are required to comply with the minimum EBITDA financial covenant of the Credit Agreement in a given quarter only if our Excess Availability (as defined in the Amended Credit Agreement) in the immediately following quarter, as tested monthly during that quarter, falls below $30,000. If, in a subsequent quarter, Excess Availability levels return to or exceed the contractual threshold, then the Company will no longer be required to comply with the minimum EBITDA financial covenant, so long as Excess Availability remains above threshold.

Terms of the Amended Credit Agreement

The Credit Facility contains other customary affirmative, negative and financial covenants, as well as events of default.

As of September 30, 2018, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

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

At September 30, 2018, our Liquidity was $74,391 and our Excess Availability was $48,144 (or greater than 50% of minimum Liquidity), our Fixed Charge Coverage Ratio was 7.9:1.0. As our Excess Availability at September 30, 2018, exceeded $30,000, we were not required to meet the minimum EBITDA financial covenant of $35,000 for the four quarters ended September 30, 2018. However, our EBITDA, as defined in the Amended Credit Agreement for the four quarters ended September 30, 2018 was $36,964.

Our Fixed Charge Coverage Ratio is calculated as follows (with capitalized terms as defined in the Amended Credit Agreement): (i) our trailing twelve month EBITDA, less non-financed capital expenditures (other than capital expenditures financed by means of an advance under the credit facility), cash taxes and all Restricted Junior Payments consisting of certain pass-through tax liabilities, divided by (ii) the sum of our cash interest (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense) and principal debt payments (other than repayment of principal on advances under the credit facility and including cash payments with respect to capital leases), any management, consulting, monitoring, and advisory fees paid to an affiliate, and all Restricted Junior Payments (other than pass-through tax liabilities) and other cash distributions; provided, that if any acquisition is consented to by lender after the date of the Amended Credit Agreement, the components of the Fixed Charge Coverage Ratio will be calculated for such fiscal period after giving pro forma effect to the acquisition assuming that such transaction has occurred on the first day of such period (including pro forma adjustments arising out of events which are directly attributable to such acquisition, are factually supportable, and are expected to have a continuing impact, in each case to be reasonably agreed to by the lender).

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

If in the future our Liquidity falls below $30,000 (or Excess Availability falls below 50% of our minimum Liquidity), our Fixed Charge Coverage Ratio is less than 1.1:1.0, we fail to meet our minimum EBITDA requirement, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under the Amended Credit Agreement, it would result in an event of default under the Amended Credit Agreement, which could result in some or all of our indebtedness becoming immediately due and payable.

At September 30, 2018, the carrying value of amounts outstanding on our revolving credit facility approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a Level 2 measurement.

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

For a discussion of leases with certain related parties which are included below, see Note 12 “Related-Party Transactions.”

Rent expense was $7,680, $6,990 and $5,868 for the years ended September 30, 2018, 2017 and 2016, respectively.

Future minimum lease payments under these non-cancelable operating leases that had commenced as of September 30, 2018 with terms in excess of one year are as follows:

Year Ended September 30:
2019	$9,460
2020	7,437
2021	4,925
2022	3,317
2023	1,805
Thereafter	3,229

Total	$30,173

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

9. INCOME TAXES

Federal and state income tax provisions are as follows:

	Year Ended September 30,
	2018	2017	2016
Federal:
Current	$(2,345)	$(3,092)	$762
Deferred	38,744	6,384	(97,093)
State:
Current	1,536	1,432	952
Deferred	216	487	(1,738)

Total provision for income taxes	$38,151	$5,211	$(97,117)

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate to income (loss) before income taxes as follows:

	Year Ended September 30,
	2018	2017	2016
Provision at the statutory rate (1)	$5,973	$6,582	$8,316
Increase resulting from:
Non-deductible expenses	1,003	966	1,557
State income taxes, net of federal deduction	1,193	1,003	1,105
Change in valuation allowance	1,761	142	—
Rate change	31,333	—	—
Other	183	17	—
Decrease resulting from:
Change in valuation allowance	—	—	(108,987)
Contingent tax liabilities	(1,908)	(3,499)	(96)
State deferred true up	(1,387)	—	—
Other	—	—	988

Total provision for income taxes	$38,151	$5,211	$(97,117)

(1)	A statutory rate of 24.53% was used in 2018 and 35% in both 2017 and 2016. The lower effective tax rate used in 2018 is related to the enactment of Tax Cuts and Jobs Act enacted on December 22, 2017.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	Year Ended September 30,
	2018	2017
Deferred income tax assets:
Allowance for doubtful accounts	$207	$243
Accrued expenses	8,054	12,915
Net operating loss carryforward	46,881	77,497
Various reserves	1,172	1,807
Equity losses in affiliate	119	82
Share-based compensation	665	1,570
Capital loss carryforward	94	337
Other	712	3,195

Subtotal	57,904	97,646
Less valuation allowance	4,127	2,366

Total deferred income tax assets	$53,777	$95,280

Deferred income tax liabilities:
Property and equipment	$1,122	$2,019
Intangible assets	5,499	6,548
Other	576	502

Total deferred income tax liabilities	7,197	9,069

Net deferred income tax assets	$46,580	$86,211

In fiscal 2018 and 2017, the valuation allowance on our deferred tax assets increased by $1,761 and $142, respectively, which is included in “Provision (benefits) for income taxes” in our Consolidated Comprehensive Income Statement.

In 2002, we adopted a tax accounting method change that allowed us to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. We believe the realization of the additional tax basis in goodwill is not more likely than not and have not recorded a deferred tax asset. Although a deferred tax asset has not been recorded through September 30, 2018, we have derived a cumulative cash tax reduction of $11,487 from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. We have a tax basis of $1,448 in additional tax goodwill from current year acquisitions.

As of September 30, 2018, we had available approximately $355,302 of federal net tax operating loss carry forward for federal income tax purposes, of which $133,291 resulting from the additional amortization of tax goodwill has not been recorded as a deferred tax asset. This carry forward, which may provide future tax benefits, will begin to expire in 2026. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our utilization after the change in control date of our net operating loss in existence as of the change of control date was subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses was approximately $20,000 for the first five tax years subsequent to the change in ownership and $16,000 thereafter. Approximately $300,400 of federal net operating losses will not be subject to this limitation. Also,

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

after applying the Section 382 limitation to available state net operating loss carry forwards, we had available approximately $100,772 state net tax operating loss carry forwards, including $8,806 resulting from the additional amortization of tax goodwill which begins to expire as of September 30, 2019. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2018, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe that $4,247 and $696 of federal and state deferred tax assets, respectively, will be realized by offsetting reversing deferred tax liabilities. In addition, we have $681 of net state deferred tax assets that we expect will be realized, and therefore valuation allowances were not provided for these assets. As a result, we have recorded a net deferred tax asset of $46,580 on our Consolidated Balance Sheets. We will continue to evaluate the appropriateness of our remaining deferred tax assets and need for valuation allowances on a quarterly basis. Further, any future reduction in the federal statutory tax rate could result in a charge to reduce the book value of the net deferred tax assets recorded on our Consolidated Balance Sheet.

As a result of the reorganization and related adjustment to the book basis in goodwill, we have tax basis in excess of book basis in amortizable goodwill of approximately $23,735. The tax basis in amortizable goodwill in excess of book basis is not reflected as a deferred tax asset. To the extent the amortization of the excess tax basis results in a cash tax benefit, the benefit will first go to reduce goodwill, then other long-term intangible assets, and then tax expense.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	Year Ended September 30,
	2018	2017
Balance at October 1,	$51,968	$55,867
Additions for position related to current year	13	207
Additions for positions of prior years	272	—
Reduction resulting from the lapse of the applicable statutes of limitations	3,361	3,707
Reduction resulting from rate change	18,636	—
Reduction resulting from positions of prior years	—	399
Reduction resulting from settlement of positions of prior years	—	—

Balance at September 30,	$30,256	$51,968

As of September 30, 2018, and 2017, $30,256 and $51,968, respectively, of unrecognized tax benefits would result in a decrease in the provision for income tax expense, of which $28,453 and $50,180 for each of those years, respectively, relates to net operating loss from additional goodwill resulting from the tax accounting method change discussed above for which a deferred tax asset has not been recorded. We anticipate that approximately $5,754 in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits.

We had approximately $35 and $14 accrued for the payment of interest and penalties at September 30, 2018, and 2017, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

We are currently under federal audit by the Internal Revenue Service with respect to the year ended September 30, 2016. The tax years ended September 30, 2015, and forward are subject to federal audit as are tax years prior to September 30, 2015, to the extent of unutilized net operating losses generated in those years. The tax years ended September 30, 2014, and forward are subject to state audits as are tax years prior to September 30, 2014, to the extent of unutilized net operating losses generated in those years.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Segment information for the years ended September 30, 2018, 2017 and 2016 is as follows:

	Year Ended September 30, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$274,299	$219,655	$97,163	$285,711	$—	$876,828
Cost of services	244,656	179,518	75,337	227,355	—	726,866

Gross profit	29,643	40,137	21,826	58,356	—	149,962
Selling, general and administrative	27,031	26,003	18,293	41,401	11,192	123,920
Contingent consideration	(100)	(85)	288	—	—	103
Loss (gain) on sale of assets	(37)	(4)	18	8	—	(15)

Income (loss) from operations	$2,749	$14,223	$3,227	$16,947	$(11,192)	$25,954

Other data:
Depreciation and amortization expense	$2,197	$1,247	$4,672	$637	$107	$8,860
Capital expenditures	$2,216	$647	$735	$932	$33	$4,563
Total assets	$89,729	$80,528	$109,506	$55,176	$87,055	$421,994

	Year Ended September 30, 2017
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$227,606	$225,275	$83,824	$274,039	$—	$810,744
Cost of services	208,619	187,419	63,399	210,809	—	670,246

Gross profit	18,987	37,856	20,425	63,230	—	140,498
Selling, general and administrative	20,170	24,219	17,859	43,689	14,433	120,370
Contingent consideration	—	—	(145)	—	—	(145)
Loss (gain) on sale of assets	(32)	(1)	(79)	43	—	(69)

Income (loss) from operations	$(1,151)	$13,638	$2,790	$19,498	$(14,433)	$20,342

Other data:
Depreciation and amortization expense	$1,648	$740	$6,412	$565	$269	$9,634
Capital expenditures	$1,241	$2,046	$538	$561	$203	$4,589
Total assets	$84,756	$63,917	$106,114	$51,994	$117,713	$424,494

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Year Ended September 30, 2016
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

11. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 1,113,476 shares were available for issuance at September 30, 2018.

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

We repurchased 100,627 shares of our common stock during the year ended September 30, 2018, in open market transactions at an average price of $15.41 per share.

We repurchased 145,484 shares of our common stock during the year ended September 30, 2017, in open market transactions at an average price of $15.37 per share.

Treasury Stock

During the year ended September 30, 2018, we repurchased 32,832 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock under the Equity Incentive Plan and repurchased 100,627 shares of common stock on the open market pursuant to our stock repurchase

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

program. During the year ended September 30, 2018, we issued 520 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation and 1,500 unrestricted shares to satisfy the exercise of outstanding options.

During the year ended September 30, 2017, we repurchased 7,376 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the Equity Incentive Plan, 145,484 shares of common stock were repurchased on the open market pursuant to our stock repurchase program, and 2,257 shares of common stock were forfeited by former employees and returned to treasury stock. During the year ended September 30, 2017, we issued 1,803 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation and 33,750 unrestricted shares to satisfy the exercise of outstanding options.

Restricted Stock

During the years ended September 30, 2018, 2017, and 2016, we recognized $256, $538, and $522, respectively, in compensation expense related to our restricted stock awards. At September 30, 2018, the unamortized compensation cost related to outstanding unvested restricted stock was zero. A summary of restricted stock awards for the years ended September 30, 2018, 2017, and 2016 is provided in the table below:

	Year Ended September 30,
	2018	2017	2016
Unvested at beginning of year	140,668	174,334	207,166
Granted	—	—	—
Vested	(140,668)	(31,409)	(25,332)
Forfeited	—	(2,257)	(7,500)

Unvested at end of year	—	140,668	174,334

The fair value of shares vesting during the years ended September 30, 2018, 2017 and 2016 was $2,201, $460 and $304, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting. At September 30, 2018, we had no unvested restricted stock.

All the restricted shares granted under the Amended Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the years ended September 30, 2018, 2017 and 2016, we recognized $189, $167, and $136, respectively, in compensation expense related to these grants.

Performance Based Phantom Stock Units

A performance based phantom stock unit (a “PPSU”) is a contractual right to receive one share of the Company’s common stock upon the achievement of certain specified performance objectives and continued performance of services. At September 30, 2018, the Company had outstanding an aggregate of 399,027 three-year PPSUs. The

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

vesting of these awards is subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels and continued performance of services through mid-December 2018. At September 30, 2018, redemption of a portion of the awards is deemed probable. During the year ended September 30, 2018, we recognized a benefit to compensation expense of $581 related to these grants. This benefit is a result of a reduction in the estimated number of units deemed probable of vesting, based on the projected achievement of specified performance objectives. During the year ended September 30, 2017, we recognized compensation expense of $959 related to these grants.

Performance Cash Units

Performance based phantom cash units (“PPCUs”) are a contractual right to a cash payment of $20 per PPCU. The PPCUs will generally become vested, if at all, upon achievement of certain specified performance objectives. During the year ended September 30, 2018, we recognized a benefit to compensation expense of $154 related to these grants. This benefit is a result of a reduction in the estimated number of units deemed probable of vesting, based on the projected achievement of specified performance objectives. During the year ended September 30, 2017, we recognized compensation expense of $331 related to these grants.

Stock Options

We did not issue stock options during the years ended September 30, 2018, 2017 and 2016.

Upon adoption of ASU 2016-09 in the quarter ended December 31, 2016, which required us to reflect any adjustments as of October 1, 2016, we elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized. This election resulted in a cumulative effect adjustment of $59 to reduce retained earnings for the increase to stock compensation expense.

The following table summarizes activity under our stock option plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2015	133,000	$5.79

Options granted	—	—
Exercised	42,500	5.17
Forfeited and Cancelled	11,000	3.60

Outstanding, September 30, 2016	79,500	$6.43

Options granted	—	—
Exercised	33,750	6.46
Forfeited and Cancelled	—	—

Outstanding, September 30, 2017	45,750	$6.42

Options granted	—	—
Exercised	1,500	7.21
Forfeited and Cancelled	—	—

Outstanding, September 30, 2018	44,250	$6.39

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes options outstanding and exercisable at September 30, 2018:

Exercise Prices	Outstanding as of September 30, 2018	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of September 30, 2018	Weighted-Average Exercise Price
$5.76	25,500	4.58	$5.76	25,500	$5.76
$7.27	11,000	6.29	$7.27	11,000	$7.27
$7.21	7,750	6.34	$7.21	7,750	$7.21

	44,250		$6.39	44,250	$6.75

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

During the years ended September 30, 2018, 2017 and 2016, we recognized zero, $23 and $70, respectively, in compensation expense related to our stock option awards.

The intrinsic value of stock options outstanding and exercisable was $292 and $306 at September 30, 2018, and 2017, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

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

13. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. We recognized $1,895, $1,157, and $737 in matching expenses in fiscal years 2018, 2017 and 2016, respectively.

Executive Savings Plan

Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a plan year. The Human Resources and Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose. No compensation earned during the years ended September 30, 2018, 2017 or 2016 was deferred under this plan.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan in accrued expenses and other non-current liabilities in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $755 and $815 recorded as of September 30, 2018 and 2017, respectively. We recognized compensation expense related to these agreements of zero, zero and $65 during the September 30, 2018, 2017 and 2016, respectively.

Multiemployer Pension Plan

Infrastructure Solutions participates in a multiemployer direct benefit pension plan for employees covered under our collective bargaining agreement. We do not administer the plan. We do not significantly participate in this plan. As of December 31, 2017, this plan was funded at 82.96%.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	September 30, 2018
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$747	$747	$—
Executive savings plan liabilities	(631)	(631)	—
Contingent consideration liability	(680)	—	(680)

Total	$(564)	$116	$(680)

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

In fiscal years 2016, 2017, and 2018, we entered into contingent consideration arrangements related to certain acquisitions. Please see Note 18, “Business Combinations” for further discussion. At September 30, 2018, we estimated the fair value of these contingent consideration liabilities at $680. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair Value at September 30, 2017	$786
Issuances	182
Settlements	(391)
Net adjustments to fair value	103

Fair Value at September 30, 2018	$680

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

15. INVENTORY

Inventories consist of the following components:

	September 30,
	2018	2017
Raw materials	$4,453	$4,104
Work in process	5,168	3,731
Finished goods	1,746	1,692
Parts and supplies	9,599	7,396

Total inventories	$20,966	$16,923

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a progression of goodwill by segment for the years ended September 30, 2018, 2017 and 2016:

	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Balance at September 30, 2016	$3,806	$—	$27,499	$8,631	$39,936
Acquisitions “Note 18”	3,411	—	3,710	—	7,121
Divestitures “Note 18”	—	—	(51)	—	(51)
Purchase Accounting Adjustments	(41)	—	(272)	—	(313)

Balance at September 30, 2017	7,176	—	30,886	8,631	46,693
Acquisitions “Note 18”	—	2,892	—	1,348	4,240
Purchase Accounting Adjustments	(200)	(76)	45	—	(231)

Balance at September 30, 2018	$6,976	$2,816	$30,931	$9,979	$50,702

Based upon the results of our annual impairment analysis, the fair value of our each of our four segments exceeded the book value at September 30, 2018, and warranted no impairment.

Intangible Assets

Intangible assets consist of the following:

		September 30, 2018
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$5,084	$831	$4,253
Technical library	20	400	101	299
Customer relationships	6 - 15	33,539	7,870	25,669
Non-competition arrangements	5	40	1	39
Backlog	1	378	176	202
Construction contracts	1	2,184	2,056	128

Total		$41,625	$11,035	$30,590

		September 30, 2017
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$4,643	$440	$4,203
Technical library	20	400	81	319
Customer relationships	6 - 15	31,115	4,741	26,374
Non-competition arrangements	5	—	—	—
Backlog	1	2,412	2,130	282
Construction contracts	1	2,399	2,164	235

Total		$40,969	$9,556	$31,413

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

For the years ended September 30, 2018, 2017 and 2016, amortization expense of intangible assets was $4,101, $5,766 and $2,936, respectively. Our future amortization expense for years ended September 30 is as follows:

Year Ended September 30,
2019	$3,944
2020	3,247
2021	3,515
2022	3,157
2023	2,780
Thereafter	13,947

Total	$30,590

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

The following is a discussion of our significant legal matters:

USAMRIID Claim

On December 6, 2017, IES Commercial, Inc. filed suit in the United States District Court of Maryland in the matter USA for the use and benefit of IES Commercial, Inc. and IES Commercial, Inc. v. Manhattan Construction Co., Torcon, Inc., Manhattan Torcon A Joint Venture, Federal Ins. Co., Fidelity & Deposit Co. of Maryland, Zurich American Ins. Co., and Travelers Casualty & Surety Co. This suit related to a large project which has been ongoing since 2009, having originally been scheduled for completion in early 2013. As the Company has previously disclosed, the Company entered into a subcontract in 2009 with Manhattan Torcon A Joint Venture (“MTJV”) to perform subcontracting services at the U.S. Army Medical Research Institute for Infectious Diseases (“USAMRIID”) replacement facility project for a contract value of approximately $61,146, subject to additions or deductions. Because of delays on the project and additional work the Company performed, the Company had sought in the suit approximately $21,000 for claims incurred as of August 31, 2017, and had expected to seek to recover approximately $4,500 of additional claims expected to be incurred following August 31, 2017, through completion of the project. On January 22, 2018 the defendants in this matter filed a motion to dismiss the suit, and on February 2, 2018, we filed our response. On September 26, 2018, the District Court ruled on the motion to dismiss, granting it in part and denying it in part. The ruling, were it to withstand an appeal, would likely have reduced the size of the Company’s estimated damages claim by approximately 50%.

Following mediation on September 26, 2018, the parties entered into a binding memorandum of agreement to settle all claims brought in the suit. The parties are currently preparing a formalized settlement agreement. Pursuant to the memorandum of agreement, the parties have agreed that in exchange for IES Commercial, Inc.’s dismissal of the suit and completion of a limited scope of subcontracting work, as well as mutual releases and parent guaranties by the parties, among other items, MTJV will make $2,500 in cash payments to IES Commercial, Inc., including $1,500 contingent upon completion of the remaining work.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The Company recorded a charge of $1,895 for the quarter ended September 30, 2018, in order to adjust the remaining contract value and scope of work to reflect the terms of the settlement. The Company had not previously recorded any recovery in connection with this claim. At September, 30, 2018, based on our most current revised cost estimates, the Company estimates this project to be 99% complete. These estimated costs, and the revenue associated with them, will be recognized in future periods when the work is performed, and our estimates may be further adjusted in future periods as the work is completed.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2018 and 2017, we had $6,202 and $6,204, respectively, accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of September 30, 2018 and 2017, we had $171 and $218, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2018, $6,101 of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of September 30, 2018, the estimated cost to complete our bonded projects was approximately $50,170. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2018, $508 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2018, we had no such commitments.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Some of the lease agreements entered into will not commence until the following fiscal year. The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of September 30, 2018, is $962.

18. BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

2018

The Company completed two acquisitions in the year ended September 30, 2018, for a total aggregate consideration of $7,413, which includes cash consideration paid at closing of $7,091, cash consideration paid subsequent to closing of $125, cash consideration payable in the next fiscal year of $15, and contingent consideration payable in July 2019 and 2020 with aggregate acquisition date fair value estimated at $182.

•

Azimuth Communications, Inc. (“Azimuth”) — On April 6, 2018, the Company’s Communications segment acquired all of the outstanding capital stock of Azimuth, a Portland, Oregon-based provider of design and integration services for structured cabling, physical security, access control systems, distributed antenna systems, wireless access, and audio visual systems. Azimuth operates within the Company’s Communications segment. The acquisition of Azimuth has accelerated our expansion into the Pacific Northwest market, which the Company believes to be an attractive market.

•

Electrical Contractors North, Inc. (“ECNI”) — On July 31, 2018, the Company’s Residential segment acquired substantially all of the assets of Electrical Contractors North, Inc. (“ECNI”), a Salt Lake City, Utah-based provider of electrical contracting for multi-family residential and hotel construction. We believe the acquisition of ECNI furthers our Residential segment’s growth strategy by providing a foothold in the Salt Lake City market.

The Company accounted for these fiscal 2018 transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations derived from estimated fair value assessments and assumptions used by management are preliminary pending finalization of certain tangible and intangible asset valuations and assessment of deferred taxes. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed. This may result in adjustments to the preliminary amounts recorded. The preliminary valuation of the assets and liabilities assumed for our fiscal 2018 acquisitions as of the acquisition dates is as follows:

Current assets	$1,767
Property and equipment	590
Intangible assets (primarily customer relationships)	3,182
Goodwill	4,164
Current liabilities	(1,580)
Long term liabilities	(14)
Deferred tax liability	(696)

Net assets acquired	$7,413

With regard to goodwill, the balance is attributable to the workforce of the acquired business and other intangibles that do not qualify for separate recognition. In connection with the Azimuth and ECNI acquisitions, we acquired goodwill of $4,164, of which $1,448 is tax deductible.

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

In conjunction with these acquisitions, we acquired receivables totaling $1,478, of which we estimate none to be uncollectible at the date of acquisition. In aggregate, these two acquisitions contributed $4,965 in additional revenue and $532 in additional operating loss during the year ended September 30, 2018.

2017

The Company completed three acquisitions in the year ended September 30, 2017, for a total aggregate consideration of $20,979. See Note 18, “Business Combinations and Divestitures” in our Annual Report on Form 10-K for the year ended September 30, 2017, for further information.

•

Freeman Enclosure Systems, LLC (“Freeman”) — We acquired 100% of the membership interests and associated real estate of Freeman and its affiliate Strategic Edge LLC on March 16, 2017. Strategic Edge LLC was subsequently merged into Freeman, with Freeman as the surviving entity. Freeman is included in our Infrastructure Solutions segment. Freeman’s ability to manufacture custom generator enclosures has expanded our solutions offering.

•

Technical Services II, LLC (“Technical Services”) — STR Mechanical, our 80% owned subsidiary which is consolidated, acquired all of the membership interests of Technical Services, a Chesapeake, Virginia-based provider of mechanical maintenance services, including commercial heating, ventilation and air conditioning, food service equipment, electrical and plumbing services, on June 15, 2017. Technical Services operates as a subsidiary of STR Mechanical within the Company’s Commercial & Industrial segment. The acquisition of Technical Services has expanded our geographic reach and diversified our customer base for mechanical maintenance services.

•

NEXT Electric, LLC (“NEXT Electric”) — On July 14, 2017, the Company acquired 80% of the membership interests of NEXT Electric, a Milwaukee, Wisconsin-based electrical contractor specializing in the design, installation and maintenance of electrical systems for commercial, industrial, healthcare, water treatment and education end markets. NEXT Electric operates within the Company’s Commercial & Industrial segment.

The total purchase consideration for the Freeman, Technical Services and Azimuth acquisitions included contingent consideration payments based on the acquired company’s earnings, as defined in the applicable purchase and sale agreement. The fair value of the total contingent consideration liability for all acquisitions, including Freeman, Technical Services, and Azimuth, was estimated at $680 as of September 30, 2018, and is accrued in accrued liabilities and other non-current liabilities on our Condensed Consolidated Balance Sheets.

The preliminary estimates for Freeman, Technical Services and NEXT Electric were finalized during the year ended September 30, 2018.

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

IES HOLDINGS, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly financial information for the years ended September 30, 2018 and 2017 are summarized as follows:

	Year Ended September 30, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$198,300	$205,677	$232,576	$240,275
Gross profit	$33,064	$33,840	$42,537	$40,521
Net income (loss) attributable to IES Holdings, Inc.	$(29,569)	$2,221	$8,516	$4,675
Earnings (loss) per share:
Basic	$(1.39)	$0.11	$0.40	$0.22
Diluted	$(1.39)	$0.11	$0.40	$0.22

The sum of the individual quarterly earnings (loss) per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on this assessment, our management determined that our disclosure controls and procedures were effective as of September 30, 2018.

Ernst & Young LLP, an independent registered public accounting firm that has audited the Company’s financial statements as of and for the three-year period ended September 30, 2018, has issued a report on their audit of management’s internal control over financial reporting, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be included Item 10 of Part III of this Annual Report on Form 10-K is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than December 31, 2018.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of September 30, 2018 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 11, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements set forth in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—		—	1,113,476	(1)
Equity compensation plans not approved by security holders	443,277	(2)	$6.39	—

(1)

Represents shares available for issuance under the Company’s 2006 Equity Incentive Plan, as amended and restated effective February 9, 2016 (the “Amended Plan”). This plan provides for the granting or awarding of stock options, stock, restricted stock and other forms of equity to employees (including officers), consultants and directors of the Company. This also includes 399,027 shares that may be issued pursuant to outstanding PPSUs and PCUs based on achievement of performance metrics, where applicable, and otherwise assuming the target award is met.

(2)

Represents shares issuable upon exercise of outstanding options granted under the Company’s 2006 Equity Incentive Plan (as amended and restated as of October 2007), which was in place prior to the Amended Plan. This includes 44,250 options with a weighted-average term of 5.32 years. This also includes 399,027 shares that may be issued pursuant to outstanding PPSUs, based on achievement of performance metrics, where applicable, and otherwise assuming the target award is met.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “Financial Statements and Supplementary Data” of this From 10-K.

(b)	Exhibits

Exhibit No.		Description

2.1	—	Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

2.2	—	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement)

2.3	—	Stock Purchase Agreement dated as of June 1, 2016, by and among IES Infrastructure Solutions, LLC, IES Holdings, Inc., Technibus, Inc. and Technibus, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 15, 2016)

3.1	—	Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)

3.2	—	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3	—	Amended and Restated Bylaws of IES Holdings, Inc., effective May 24, 2016 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 24, 2016)

4.1	—	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)

4.2	—	Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016)

4.3	—	Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

4.4	—	First Amendment to Registration Rights Agreement, dated September 11, 2007, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), Tontine Capital Partners, L.P. and certain of its affiliates. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on December 14, 2012)

10.1	—	Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2	—	First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)

10.3	—	Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.4	—	Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.5	—	Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

10.6	—	Agreement of Indemnity, dated May 7, 2010, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania and any and all of their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010)

10.7	—	Amendment No. 1 to Agreement of Indemnity, dated August 16, 2012, between Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania, and any and all of their affiliates, subsidiaries, successors and assigns (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2012)

10.8	—	Agreement of Indemnity, dated May 7, 2013, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and XL Specialty Insurance Company, XL Reinsurance America, Inc. and Greenwich Insurance Company and their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2013)

10.9	—	Agreement of Indemnity, September 9, 2016, by IES Holdings, Inc. and certain of its present and future subsidiaries and affiliates and Everest Reinsurance Company and Everest National Insurance Company, and their affiliated, associated and subsidiary companies, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2016)

10.10	—	General Agreement of Indemnity, July 14, 2017, by IES Holdings, Inc. and certain of its present and future subsidiaries and affiliates and Travelers Casualty and Surety Company of America, St. Paul Fire and Marine Insurance Company, and their affiliated, associated and subsidiary companies, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2017)

10.11	—	Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2017)

10.12	—	Joinder, Limited Consent and First Amendment to Second Amended and Restated Credit and Security Agreement, dated as of July 14, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2017)

10.13	—	Second Amendment to the Amended Credit Agreement, dated as of August 2, 2017, to Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2017)

10.14	—	Third Amendment to Second Amended and Restated Credit and Security Agreement, dated as of July 23, 2018, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018)

10.15	—	Sublease Agreement between Tontine Associates, L.L.C. and IES Shared Services, Inc., dated March 29, 2012. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2012)

10.16	—	First Amendment between Tontine Associates, L.L.C., IES Shared Services, Inc. and IES Management ROO, LP, dated as of March 31, 2016, to Sublease Agreement between Tontine Associates, L.L.C., and IES Shared Services, Inc., dated March 29, 2012. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016)

10.17	—	Board Observer Letter Agreement between Tontine Associates, L.L.C. and IES Holdings, Inc., dated December 6, 2018. (1)

*10.18	—	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.19	—	Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) 2006 Equity Incentive Plan, as amended and restated through 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.20	—	Form of Performance-Based Phantom Stock Unit Award Agreement under the Company’s 2006 Equity Incentive Plan, as amended and restated through 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2016)

*10.21	—	Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on December 28, 2015)

*10.22	—	Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016). (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.23	—	Form of Stock Option Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016). (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016)

*10.24	—	Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016). (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.25	—	Performance-Based Phantom Stock Unit Award Agreement, dated as of June 6, 2016, by and between the Company and Mr. Santoni, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2016)

*10.26	—	Performance-Based Phantom Cash Unit Award Agreement, dated as of June 6, 2016, by and between the Company and Mr. Santoni, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 7, 2016)

*10.27	—	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.28	—	Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

*10.29	—	Amended and Restated Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Executive Severance Benefit Plan, effective January 12, 2016. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on December 9, 2016).

21.1	—	Subsidiaries of the Registrant (1)

23.1	—	Consent of Ernst & Young LLP (1)

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President (1)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Chief Financial Officer (1)

32.1	—	Section 1350 Certification of Robert W. Lewey, President (1)

32.2	—	Section 1350 Certification of Tracy A. McLauchlin, Chief Financial Officer (1)

(1)101.INS		XBRL Instance Document

(1)101.SCH		XBRL Schema Document

(1)101.LAB		XBRL Label Linkbase Document

(1)101.PRE		XBRL Presentation Linkbase Document

(1)101.DEF		XBRL Definition Linkbase Document

(1)101.CAL		XBRL Calculation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2018.

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

Signature	Title	Date

/s/ Robert W. Lewey Robert W. Lewey	President and Director (Principal Executive Officer)	December 7, 2018

/s/ Tracy A. McLauchlin Tracy A. McLauchlin	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) (Principal Accounting Officer)	December 7, 2018

/s/ Todd M. Cleveland Todd M. Cleveland	Director	December 7, 2018

/s/ Joseph L. Dowling III Joseph L. Dowling III	Director	December 7, 2018

/s/ David B. Gendell David B. Gendell	Director	December 7, 2018

/s/ Jeffrey L. Gendell Jeffrey L. Gendell	Director and Chairman of the Board	December 7, 2018

/s/ Joe D. Koshkin Joe D. Koshkin	Director	December 7, 2018

/s/ Donald L. Luke Donald L. Luke	Director	December 7, 2018