Form 10-Q
period 2018-12-31
IES Holdings, Inc.
filed 2019-02-05
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On January 31, 2019, there were 21,138,486 shares of common stock outstanding.

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

You should understand that the foregoing, as well as other risk factors discussed in this document and those listed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Financial Statements

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	December 31, 2018	September 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,578	$26,247
Accounts receivable:
Trade, net of allowance of $870 and $868, respectively	161,290	151,578
Retainage	22,568	24,312
Inventories	23,881	20,966
Costs and estimated earnings in excess of billings	24,431	31,446
Prepaid expenses and other current assets	13,035	8,144

Total current assets	265,783	262,693

Property and equipment, net	26,126	25,364
Goodwill	50,702	50,702
Intangible assets, net	29,545	30,590
Deferred tax assets	45,019	46,580
Other non-current assets	5,962	6,065

Total assets	$423,137	$421,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	125,877	130,591
Billings in excess of costs and estimated earnings	35,304	33,826

Total current liabilities	161,181	164,417

Long-term debt	29,597	29,564
Other non-current liabilities	3,797	4,374

Total liabilities	194,575	198,355

Noncontrolling interest	3,331	3,232
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 issued and 21,286,103 and 21,205,536 outstanding, respectively	220	220
Treasury stock, at cost, 763,426 and 843,993 shares, respectively	(8,896)	(8,937)
Additional paid-in capital	194,607	196,810
Retained earnings	39,300	32,314

Total stockholders’ equity	225,231	220,407

Total liabilities and stockholders’ equity	$423,137	$421,994

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Three Months Ended December 31,
	2018	2017
Revenues	$243,842	$198,300
Cost of services	202,241	165,236

Gross profit	41,601	33,064
Selling, general and administrative expenses	32,086	30,089
Contingent consideration	34	—
Gain on sale of assets	(3)	(14)

Operating income	9,484	2,989

Interest and other (income) expense:
Interest expense	547	441
Other (income) expense, net	47	(98)

Income from operations before income taxes	8,890	2,646
Provision for income taxes	1,907	32,159

Net income (loss)	6,983	(29,513)

Net income attributable to noncontrolling interest	(99)	(56)

Comprehensive income (loss) attributable to IES Holdings, Inc.	$6,884	$(29,569)

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$0.32	$(1.39)
Diluted	$0.32	$(1.39)
Shares used in the computation of earnings (loss) per share:
Basic	21,233,132	21,196,854
Diluted	21,261,065	21,196,854

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		APIC	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2018	22,049,529	$220	843,993	$(8,937)	$196,810	$32,314	$220,407
Issuances under compensation plans	—	—	(212,688)	2,252	(2,252)	—	—
Cumulative effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	102	102
Acquisition of treasury stock	—	—	132,121	(2,211)	—	—	(2,211)
Non-cash compensation	—	—	—	—	49	—	49
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	6,884	6,884

BALANCE, December 31, 2018	22,049,529	$220	763,426	$(8,896)	$194,607	$39,300	$225,231

	Common Stock		Treasury Stock		APIC	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2017	22,049,529	$220	(712,554)	$(6,898)	$196,955	$46,427	$236,704
Grants under compensation plans	—	—	270	3	(3)	—	—
Options exercised	—	—	1,500	15	(4)	—	11
Non-cash compensation	—	—	—	—	364	—	364
Net loss attributable to IES Holdings, Inc.	—	—	—	—	—	(29,569)	(29,569)

BALANCE, December 31, 2017	22,049,529	$220	(710,784)	$(6,881)	$197,312	$16,858	$207,509

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,983	$(29,513)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	38	(3)
Deferred financing cost amortization	77	70
Depreciation and amortization	2,372	2,208
Gain on sale of assets	(3)	(14)
Non-cash compensation expense	49	364
Deferred income taxes	1,907	32,159
Changes in operating assets and liabilities:
Accounts receivable	(9,750)	15,717
Inventories	(2,915)	(80)
Costs and estimated earnings in excess of billings	7,015	(474)
Prepaid expenses and other current assets	(3,012)	(389)
Other non-current assets	(1,449)	(69)
Accounts payable and accrued expenses	(3,552)	(12,727)
Billings in excess of costs and estimated earnings	1,478	(2,506)
Other non-current liabilities	(603)	242

Net cash provided by (used in) operating activities	(1,365)	4,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,088)	(1,203)
Proceeds from sale of assets	3	17
Cash paid in conjunction with business combinations	—	(175)

Net cash used in investing activities	(2,085)	(1,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	93	24
Repayments of debt	(101)	(61)
Issuance of shares	—	11
Purchase of treasury stock	(2,211)	—

Net cash used in financing activities	(2,219)	(26)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,669)	3,598
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of period	26,247	28,290

CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$20,578	$31,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$524	$392
Cash paid for income taxes (net)	$92	$15

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

•	Communications – Nationwide provider of technology infrastructure products and services to large corporations and independent businesses.

•	Infrastructure Solutions – Provider of electro-mechanical solutions for industrial operations, including apparatus repair and custom-engineered products.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

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

Basis of Financial Statement Preparation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of IES, its wholly-owned subsidiaries, and entities that we control due to ownership of a majority of voting interest and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Noncontrolling Interest

In connection with our acquisitions of STR Mechanical, LLC (“STR Mechanical”) in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under ASC 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at December 31, 2018, the redemption amount would have been $2,126.

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

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2018 was a blended rate of 24.53% and decreased to 21% in 2019. For the three months ended December 31, 2017, our effective tax rate differed from the statutory tax rate as a result of a charge of $31,306 to re-measure our deferred tax assets and liabilities to reflect the impact of the new statutory tax rate. The company completed its accounting for the income tax effects of the Act and fully recorded the impact in the year ended September 30, 2018.

Accounting Standards Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded pattern, similar to current capital leases. ASU 2016-02 becomes effective for the fiscal year ended September 30, 2020. We are currently evaluating the impact it will have on our Condensed Consolidated Financial Statements.

In June 2018, the FASB issued Accounting Standard Update No. 2018-07, Compensation—Stock Compensation (“ASU 2018-07”), to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for nonemployee awards may be lower and less volatile than under current US GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, although early adoption is permitted.

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Fair Value Measurement Disclosure Framework (“ASU 2018-13”), to modify certain disclosure requirements for fair value measurements. Under the new guidance, registrants will need to disclose weighted average information for significant unobservable inputs for all Level 3 fair value measurements. The guidance does not specify how entities should calculate the weighted average, but requires them to explain their calculation. The new guidance also requires disclosing the changes in unrealized gain and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted for either the entire standard or only the provisions that eliminate or modify the requirements.

We do not expect ASU 2018-07, or ASU 2018-13 to have a material effect on our Condensed Consolidated Financial Statements.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Accounting Standards Recently Adopted

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes prior industry-specific guidance. The new standard requires companies to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the company expects to be entitled. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each obligation. The new standard also expands disclosure requirements regarding revenue and cash flows arising from contracts with customers. The impact on our results for the quarter ended December 31, 2018, of applying the new standard to our contracts was not material.

We adopted the new standard on October 1, 2018 (“Adoption Date”), using the modified retrospective method, which provides for a cumulative effect adjustment to beginning fiscal 2019 retained earnings for uncompleted contracts impacted by the adoption. We recorded an adjustment of $102 to beginning fiscal 2019 retained earnings as a result of adoption of the new standard. The changes to the method and/or timing of our revenue recognition associated with the new standard primarily affect revenue recognition within our Infrastructure Solutions segment for which as of October 1, 2018 certain of our contracts do not qualify for revenue recognition over time. In addition, we have now combined in process contracts that historically had been accounted for as separate contracts in cases where those contracts meet the criteria for combination of contracts under the new standard, and we now capitalize certain commissions which were previously expensed when incurred.

Consistent with our adoption method, the comparative prior period information for the quarter ended December 31, 2017 continues to be reported using the previous accounting standards in effect for the period presented. We have elected to utilize the modified retrospective transition practical expedient that allows us to evaluate the impact of contract modifications as of the Adoption Date rather than evaluating the impact of the modifications at the time they occurred prior to the Adoption Date.

See Note 3, “Revenue Recognition” for additional discussion of our revenue recognition accounting policies and expanded disclosures.

In January 2016, the FASB issued Accounting Standard Update No. 2016-01, Financial Instruments. This standard is associated with the recognition and measurement of financial assets and liabilities, with further clarifications made in February 2018 with the issuance of Accounting Standard Update No. 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Our adoption of this standard on October 1, 2018 had no impact our condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standard Update No. 2017-01, Business Combinations. This standard clarifies the definition of a business to assist entities with evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Our adoption of this standard on October 1, 2018 using the prospective transition method had no impact our condensed consolidated financial statements.

In May 2017, the FASB issued Accounting Standard Update No. 2017-09, Compensation—Stock Compensation, to reduce the diversity in practice and the cost and complexity when changing the terms or conditions of a share-based payment award. Our adoption of this standard on October 1, 2018 using the prospective transition method had no impact our condensed consolidated financial statements.

2. CONTROLLING SHAREHOLDER

Tontine Associates, L.L.C. and its affiliates (collectively, “Tontine”), is the Company’s controlling shareholder, owning approximately 57.5 percent of the Company’s outstanding common stock according to a Schedule 13D/A filed with the SEC by Tontine on January 11, 2019. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

Jeffrey L. Gendell was appointed as a member of the Board of Directors and as Chairman of the Board in November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of the Board of Directors since February 2012, as Interim Director of Operations from November 2017 to January 2019, and who previously served as Vice Chairman of the Board from November 2016 to November 2017 and as Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until December 31, 2017.

The Company is party to a sublease agreement with Tontine Associates, LLC, an affiliate of Tontine, for corporate office space in Greenwich, Connecticut. The lease was renewed for a three-year term in April 2016, with an increase in the monthly rent to $8, reflecting the increase paid by Tontine Associates, LLC to its landlord and the Company’s increased use of the corporate office space. The lease has terms at market rates, and payments by the Company are at a rate consistent with that paid by Tontine Associates, LLC to its landlord.

On December 6, 2018, the Company entered into a Board Observer Letter Agreement with Tontine Associates, LLC in order to assist Tontine in managing its investment in the Company. Subject to the terms and conditions set forth in the Agreement, the Company granted Tontine the right, at any time that Tontine holds at least 20% of the outstanding common stock of the Company, to appoint a representative to serve as an observer to the Board (the “Board Observer”). The Board Observer, who must be reasonably acceptable to those members of the Board who are not affiliates of Tontine, shall have no voting rights or other decision making authority. Subject to the terms and conditions set forth in the Agreement, so long as Tontine has the right to appoint a Board Observer, the Board Observer will have the right to attend and participate in meetings of the Board and the committees thereof, subject to confidentiality requirements, and to receive reimbursement for reasonable out-of-pocket expenses incurred in his or her capacity as a Board Observer and such rights to coverage under the Company’s directors’ and officers’ liability insurance policy as are available to the Company’s directors.

3. REVENUE RECOGNITION

Contracts

Our revenue is derived from contracts with customers, and we determine the appropriate accounting treatment for each contract at contract inception. Our contracts primarily relate to electrical and mechanical contracting services, technology infrastructure products and services, and electro-mechanical solutions for industrial operations. Revenue is earned based upon an agreed fixed price or actual costs incurred plus an agreed upon percentage.

We account for a contract when: (i) it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable. We consider the start of a project to be when the above criteria have been met and we have written authorization from the customer to proceed.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

We recognize revenue over time for the majority of the services we perform as (i) control continuously transfers to the customer as work progresses at a project location controlled by the customer and (ii) we have the right to bill the customer as costs are incurred. Within our Infrastructure Solutions segment, we often perform work inside our own facilities, where control does not continuously transfer to the customer as work progresses. In such cases, we evaluate whether we have the right to bill the customer as costs are incurred. Such assessment involves an evaluation of contractual termination clauses. Where we have a contractual right to payment for work performed to date, we recognize revenue over time. If we do not have such a right, we recognize revenue upon completion of the contract, when control of the work transfers to the customer.

For fixed price arrangements, we use the percentage of completion method of accounting under which revenue recognized is measured principally by the costs incurred and accrued to date for each contract as a percentage of the estimated total cost for each contract at completion. Contract costs include all direct material, labor and indirect costs related to contract performance. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments.

Variable Consideration

The transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the probability weighted value we expect to receive (or the most probable amount we expect to incur in the case of liquidated damages, if any), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages, if any). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.

Costs of Obtaining a Contract

In certain of our operations, we incur commission costs related to entering into a contract that we only incurred because of that contract. When this occurs, we capitalize that cost and amortize it over the expected term of the contract. At December 31, 2018, we had capitalized commission costs of $119.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. On rare occasions, when significant pre-contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated 2018 revenue was derived from the following service activities. See details in the following tables:

	Three Months Ended December 31,
	2018	2017
Commercial & Industrial
Commercial	$43,282	$29,141
Industrial	29,301	23,861

Total	72,583	53,002
Communications	69,325	54,459
Infrastructure Solutions
Industrial Services	12,223	11,053
Custom Power Solutions	17,256	10,632

Total	29,479	21,685
Residential
Single-family	50,476	44,614
Multi-family	14,517	17,218
Other	7,462	7,322

Total	72,455	69,154

Total Revenue	$243,842	$198,300

	Three Months Ended December 31, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$65,830	$48,829	$27,511	$72,455	$214,625
Time-and-material	6,753	20,496	1,968	—	29,217

Total revenue	$72,583	$69,325	$29,479	$72,455	$243,842

	Three Months Ended December 31, 2017
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$48,920	$44,156	$19,673	$69,154	$181,903
Time-and-material	4,082	10,303	2,012	—	16,397

Total revenue	$53,002	$54,459	$21,685	$69,154	$198,300

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of December 31, 2018, Accounts receivable included $9,973 of unbilled receivables for which we have an unconditional right to bill.

Contract Assets and Liabilities

Project contracts typically provide for a schedule of billings on percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in our balance sheet under the caption “Costs and estimated earnings in excess of billings”. To the extent amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized are reflected as a current liability in our balance sheet under the caption “Billings in excess of costs and estimated earnings”.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

The net asset (liability) position for contracts in process consisted of the following:

	December 31, 2018	September 30, 2018
Costs and estimated earnings on uncompleted contracts	$554,909	$539,226
Less: Billings to date and unbilled accounts receivable	(565,782)	(541,606)

	$(10,873)	$(2,380)

The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	December 31, 2018	September 30, 2018
Costs and estimated earnings in excess of billings	$24,431	$31,446
Billings in excess of costs and estimated earnings	(35,304)	(33,826)

	$(10,873)	$(2,380)

In the quarters ended December 31, 2018 and 2017, we recognized revenue of $20,167 and $16,555 related to our contract liabilities at October 1, 2018 and 2017, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the quarters ended December 31, 2018 or 2017.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At December 31, 2018, we had remaining performance obligations of $406,917. The Company expects to recognize revenue on approximately $386,990 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

In the first quarter of fiscal 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

4. DEBT

At December 31, 2018, and September 30, 2018, our long-term debt of $29,597 and $29,564, respectively, primarily related to amounts drawn on our revolving credit facility. Our weighted-average annual interest rate on these borrowings was 4.52% at December 31, 2018, and 3.86% at September 30, 2018. At December 31, 2018, we also had $6,809 in outstanding letters of credit and total availability of $57,920 under this facility without violating our financial covenants.

Pursuant to our Second Amended and Restated Credit and Security Agreement (as amended, the “Credit Agreement”), the Company is subject to the financial or other covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2018.

The Company was in compliance with the financial covenants as of December 31, 2018.

At December 31, 2018, the carrying value of amounts outstanding on our revolving credit facility approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a Level 2 measurement.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three months ended December 31, 2018, and 2017:

	Three Months Ended December 31,
	2018	2017
Numerator:
Net income (loss) attributable to IES Holdings, Inc.	$6,884	$(29,569)

Denominator:
Weighted average common shares outstanding — basic	21,233,132	21,196,854
Effect of dilutive stock options and non-vested restricted stock	27,933	—

Weighted average common and common equivalent shares outstanding — diluted	21,261,065	21,196,854

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$0.32	$(1.39)
Diluted	$0.32	$(1.39)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the three months ended December 31, 2017. The number of potential anti-dilutive shares excluded from the calculation was 255,306 shares. For the three months ended December 31, 2018, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

6. OPERATING SEGMENTS

We manage and measure performance of our business in four distinct operating segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purpose of allocating resources and assessing performance. The Company’s CODM is its President.

Transactions between segments, if any, are eliminated in consolidation. Our corporate office provides general and administrative, as well as support services, to our four operating segments. Management allocates certain shared costs between segments for selling, general and administrative expenses and depreciation expense.

Segment information for the three months ended December 31, 2018, and 2017 is as follows:

	Three Months Ended December 31, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$72,583	$69,325	$29,479	$72,455	$—	$243,842
Cost of services	63,908	57,359	23,552	57,422	—	202,241

Gross profit	8,675	11,966	5,927	15,033	—	41,601
Selling, general and administrative	6,716	6,934	4,481	11,137	2,818	32,086
Contingent consideration	—	—	34	—	—	34
Loss (gain) on sale of assets	(3)	—	—	—	—	(3)

Operating income (loss)	$1,962	$5,032	$1,412	$3,896	$(2,818)	$9,484

Other data:
Depreciation and amortization expense	$626	$415	$1,094	$209	$28	$2,372
Capital expenditures	$852	$500	$187	$447	$102	$2,088
Total assets	$78,924	$88,534	$114,475	$55,352	$85,852	$423,137

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

	Three Months Ended December 31, 2017
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$53,002	$54,459	$21,685	$69,154	$—	$198,300
Cost of services	48,159	45,339	17,000	54,738	—	165,236

Gross profit	4,843	9,120	4,685	14,416	—	33,064
Selling, general and administrative	5,795	6,084	4,557	10,366	3,287	30,089
Loss (gain) on sale of assets	(12)	(1)	(1)	—	—	(14)

Operating income (loss)	$(940)	$3,037	$129	$4,050	$(3,287)	$2,989

Other data:
Depreciation and amortization expense	$557	$216	$1,243	$141	$51	$2,208
Capital expenditures	$510	$75	$140	$478	$0	$1,203
Total assets	$63,085	$66,522	$101,026	$50,342	$99,691	$380,666

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 1,299,815 shares were available for issuance at December 31, 2018.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 46,133 shares of our common stock during the three months ended December 31, 2018, in open market transactions at an average price of $16.08 per share. We made no purchases of stock pursuant to this plan during the three months ended December 31, 2017.

Treasury Stock

During the three months ended December 31, 2018, we issued 212,688 shares of common stock from treasury stock to employees and repurchased 85,988 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 46,133 shares of common stock on the open market pursuant to our stock repurchase program.

During the three months ended December 31, 2017, we issued 270 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation and 1,500 unrestricted shares of common stock to satisfy the exercise of outstanding options for employees and directors.

Restricted Stock

During the three months ended December 31, 2018, and 2017, we recognized zero and $114, respectively, in compensation expense related to our restricted stock awards. At December 31, 2018, the unamortized compensation cost related to outstanding unvested restricted stock was zero.

Phantom Stock Units

Director phantom stock units (“Director PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These Director PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. During the three months ended December 31, 2018, and 2017, we recognized $42 and $36, respectively, in compensation expense related to these grants.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Performance Based Phantom Stock Units

A performance based phantom stock unit (a “PPSU”) is a contractual right to receive one share of the Company’s common stock upon the achievement of certain specified performance objectives and continued performance of services. During the three months ended December 31, 2018, the Company’s aggregate of three-year PPSUs vested, resulting in the issuance of common stock to employees, leaving no outstanding PPSUs at quarter end. During the three months ended December 31, 2018, and December 31, 2017, we recognized compensation expense of zero and $203, respectively, related to these grants.

8. SECURITIES AND EQUITY INVESTMENTS

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable and a loan agreement. We believe that the carrying value of these financial instruments in the accompanying Condensed Consolidated Balance Sheets approximates their fair value due to their short-term nature. At December 31, 2018 and September 30, 2018, we carried a cost method investment at $558, which is equal to our cost less impairment.

9. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. During the three months ended December 31, 2018 and 2017, we recognized $423 and $429, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $755 recorded as of December 31, 2018 and September 30, 2018, related to such plans.

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

At December 31, 2018, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, and September 30, 2018, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	December 31, 2018
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$654	$654	$—
Executive savings plan liabilities	(540)	(540)	—
Contingent consideration	(714)	—	(714)

Total	$(600)	$114	$(714)

	September 30, 2018
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$747	$747	$—
Executive savings plan liabilities	(631)	(631)	—
Contingent consideration	(680)	—	(680)

Total	$(564)	$116	$(680)

In fiscal years 2016, 2017 and 2018, we entered into contingent consideration arrangements related to certain acquisitions. At December 31, 2018, we estimated the fair value of these contingent consideration liabilities at $714. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2018	$(680)
Net adjustments to fair value	(34)

Fair value at December 31, 2018	$(714)

11. INVENTORY

Inventories consist of the following components:

	December 31, 2018	September 30, 2018
Raw materials	$4,385	$4,453
Work in process	5,926	5,168
Finished goods	1,830	1,746
Parts and supplies	11,740	9,599

Total inventories	$23,881	$20,966

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

12. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a progression of goodwill by segment for the three months ended December 31, 2018:

	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Goodwill at September 30, 2018	$6,976	$2,816	$30,931	$9,979	$50,702
Adjustments	—	—	—	—	—

Goodwill at December 31, 2018	$6,976	$2,816	$30,931	$9,979	$50,702

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)	December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$5,084	$941	$4,143
Technical library	20	400	106	294
Customer relationships	6 - 15	33,539	8,665	24,874
Backlog	1	378	267	111
Non-competition arrangements	5	40	3	37
Construction contracts	1	2,184	2,098	86

Total intangible assets		$41,625	$12,080	$29,545

	Estimated Useful Lives (in Years)	September 30, 2018
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$5,084	$831	$4,253
Technical library	20	400	101	299
Customer relationships	6 - 15	33,539	7,870	25,669
Non-competition arrangements	5	40	1	39
Backlog	1	378	176	202
Construction contracts	1	2,184	2,056	128

Total intangible assets		$41,625	$11,035	$30,590

13. COMMITMENTS AND CONTINGENCIES

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

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

The following is a discussion of our significant legal matters:

USAMRIID Claim

On December 6, 2017, IES Commercial, Inc. filed suit in the United States District Court of Maryland in the matter USA for the use and benefit of IES Commercial, Inc. and IES Commercial, Inc. v. Manhattan Construction Co., Torcon, Inc., Manhattan Torcon A Joint Venture, Federal Ins. Co., Fidelity & Deposit Co. of Maryland, Zurich American Ins. Co., and Travelers Casualty & Surety Co. This suit related to a large project (“USAMRIID”) which has been ongoing since 2009, having originally been scheduled for completion in early 2013 with a contract value of approximately $61,146, subject to additions or deductions. The Company had sought in the suit approximately $25,500 for claims incurred and expected to be incurred through completion of the project. On January 22, 2018, the defendants in this matter filed a motion to dismiss the suit, and on September 26, 2018, the District Court ruled on the motion, granting it in part and denying it in part. The ruling, were it to withstand an appeal, would likely have reduced the size of the Company’s estimated damages claim by approximately 50%.

Following mediation in September 2018, the parties entered into a memorandum of agreement to settle all claims brought in the suit, and entered into a formalized settlement agreement on December 21, 2018. IES moved to dismiss the case on December 28, 2018, and the case was dismissed with prejudice on January 2, 2019. Pursuant to the settlement agreement, the parties have agreed that in exchange for IES Commercial, Inc.’s dismissal of the suit and completion of a limited scope of subcontracting work, as well as mutual releases and parent guaranties by the parties, among other items, MTJV will make $2,500 in cash payments to IES Commercial, Inc., including $1,000 up front and $1,500 contingent upon completion of the remaining work, less an agreed credit amount of $150 in connection with a pending change order. In January 2019, we received the initial $1,000.

The Company has not made any material change to the charge it recorded in the quarter ended September 30, 2018, in connection with this claim. At December 31, 2018, based on our most current revised cost estimates, the Company estimates this project to be 99% complete.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2018, and September 30, 2018, we had $5,931 and $6,202, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of December 31, 2018, and September 30, 2018, we had $154 and $171, respectively, reserved for these claims. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2018, and September 30, 2018, $6,351 and $6,101, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of December 31, 2018, the estimated cost to complete our bonded projects was approximately $60,948. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At December 31, 2018, and September 30, 2018, $458 and $508, respectively, of our outstanding letters of credit were to collateralize our vendors.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2018, we had no such commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8. “Financial Statements and Supplementary Data” as set forth in our Annual Report on Form 10-K for the year ended September 30, 2018, and the Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Item 1. “Business” of our Annual Report on Form 10-K for the year ended September 30, 2018, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, is a holding company that owns and manages operating subsidiaries, comprised of providers of industrial products and infrastructure services, to a variety of end markets. Our operations are currently organized into four principal business segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Three Months Ended December 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$243,842	100.0%	$198,300	100.0%
Cost of services	202,241	82.9%	165,236	83.3%

Gross profit	41,601	17.1%	33,064	16.7%
Selling, general and administrative expenses	32,086	13.2%	30,089	15.2%
Contingent consideration	34	0.0%	—	0.0%
Gain on sale of assets	(3)	0.0%	(14)	0.0%

Operating income	9,484	3.9%	2,989	1.5%

Interest and other (income) expense, net	594	0.2%	343	0.2%

Income from operations before income taxes	8,890	3.6%	2,646	1.3%
Provision for income taxes (1)	1,907	0.8%	32,159	16.2%

Net income (loss)	6,983	2.9%	(29,513)	(14.9)%

Net income attributable to noncontrolling interest	(99)	0.0%	(56)	0.0%

Net income (loss) attributable to IES Holdings, Inc.	$6,884	2.8%	$(29,569)	(14.9)%

(1)	2017 includes a charge of $31.3 million to re-measure our net deferred tax assets in connection with the Tax Cuts and Jobs Act.

Consolidated revenues for the three months ended December 31, 2018, were $45.5 million higher than for the three months ended December 31, 2017, an increase of 23.0%. Revenues increased within all four of our segments driven by an increase in demand for their service offerings combined with continued improvement of conditions in certain of the markets in which they operate.

Consolidated gross profit for the three months ended December 31, 2018, increased $8.5 million compared with the three months ended December 31, 2017. Our overall gross profit percentage increased to 17.1% during the three months ended December 31, 2018, as compared to 16.7% during the three months ended December 31, 2017. Gross profit as a percentage of revenue increased at all of our segments except for Infrastructure Solutions as discussed in further detail for each segment below.

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

During the three months ended December 31, 2018, our selling, general and administrative expenses were $32.1 million, an increase of $2.0 million, or 6.6%, over the three months ended December 31, 2017. The increase is primarily attributable to increased personnel costs to accommodate growth, as well as increased profit-sharing incentive compensation expense in connection with higher earnings. On a consolidated basis, our selling, general and administrative expense decreased as a percent of revenue from 15.2% for the three months ended December 31, 2017, to 13.2% for the three months ended December 31, 2018, as we continued to benefit from the increasing scale of our operations.

Commercial & Industrial

	Three Months Ended December 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$72,583	100.0%	$53,002	100.0%
Cost of services	63,908	88.0%	48,159	90.9%

Gross profit	8,675	12.0%	4,843	9.1%
Selling, general and administrative expenses	6,716	9.3%	5,795	10.9%
Gain on sale of assets	(3)	0.0%	(12)	0.0%

Operating income (loss)	1,962	2.7%	(940)	-1.8%

Revenue. Revenues in our Commercial & Industrial segment increased $19.6 million, or 36.9%, during the three months ended December 31, 2018, compared to the three months ended December 31, 2017. The increase in revenue over this period was driven by increased bid volume and improving market conditions across several of our branches. The market for this segment’s services in many geographic regions remains highly competitive. This increase was partially offset by a $2.9 million decrease in revenue attributable to the winding down of operations at our Denver and Roanoke locations for the three months ended December 31, 2018, as compared with the three months ended December 31, 2017.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2018, increased by $3.8 million, as compared to the three months ended December 31, 2017. As a percentage of revenues, gross profit increased from 9.1% for the three months ended December 31, 2017, to 12.0% for the three months ended December 31, 2018. The increase was driven by improved conditions in certain markets, improved project efficiencies, and the benefit of higher volumes of activity over which we allocate our overhead costs.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2018, increased $0.9 million, or 15.9%, compared to the three months ended December 31, 2017, and decreased 1.6% as a percentage of revenue. The increase relates primarily to employee expense associated with higher volumes of activity, as well as increased incentive compensation expense in connection with improved profitability.

The following table summarizes the results of our Denver and Roanoke branches, which are in the process of winding down operations. These results are included in the consolidated Commercial & Industrial results shown above:

Denver and Roanoke branches	Three Months Ended December 31,
	2018	2017
	(In thousands)
Revenues	$274	$3,161
Cost of services	424	3,311
Selling, general and administrative expenses	99	489

Operating loss	$(249)	$(639)

Communications

	Three Months Ended December 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$69,325	100.0%	$54,459	100.0%
Cost of services	57,359	82.7%	45,339	83.3%

Gross profit	11,966	17.3%	9,120	16.7%
Selling, general and administrative expenses	6,934	10.0%	6,084	11.2%
Loss (gain) on sale of assets	—	0.0%	(1)	0.0%

Operating income	5,032	7.3%	3,037	5.6%

Revenue. Our Communications segment’s revenues increased by $14.9 million, or 27.3%, during the three months ended December 31, 2018. The increase in revenue was primarily a result of an increase in spending by several of our large data center customers. Revenues in our Communications segment can vary based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2018, increased by $2.8 million compared to the three months ended December 31, 2017. Gross profit as a percentage of revenue increased 0.6% to 17.3% for the three months ended December 31, 2018, primarily as a result of strong project execution and efficiencies associated with a higher volume of activity.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $0.8 million, or 14.0%, during the three months ended December 31, 2018, compared to the three months ended December 31, 2017. The increase was driven primarily by our acquisition of Azimuth during fiscal 2018, which incurred selling, general and administrative expense for the three months ended December 31, 2018, of $0.6 million, which includes amortization of intangible assets. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 1.2% to 10.0% of segment revenue during the three months ended December 31, 2018, compared to the three months ended December 31, 2017, as we benefitted from the increased scale of our operations.

Infrastructure Solutions

	Three Months Ended December 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$29,479	100.0%	$21,685	100.0%
Cost of services	23,552	79.9%	17,000	78.4%

Gross profit	5,927	20.1%	4,685	21.6%
Selling, general and administrative expenses	4,481	15.2%	4,557	21.0%
Contingent consideration	34	0.1%	—	0.0%
Gain on sale of assets	—	0.0%	(1)	0.0%

Operating income	1,412	4.8%	129	0.6%

Revenue. Revenues in our Infrastructure Solutions segment increased $7.8 million during the three months ended December 31, 2018, an increase of 35.9% compared to the three months ended December 31, 2017. The increase in revenue was driven by $6.6 of additional revenue from our bus duct and enclosure business, driven by increased demand for enclosures to be used at data centers, and a $1.2 million increase in revenue from our motor repair business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended December 31, 2018, increased $1.2 million as compared to the three months ended December 31, 2017. Gross profit as a percentage of revenue decreased 1.5% to 20.1%. Margins improved quarter over quarter at both our bus duct manufacturing business and our motor repair business. However, our overall gross margin was affect by the mix of work performed, as our generator enclosure business has lower margins than our motor repair business, but represented a larger percentage of our total revenues.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended December 31, 2018 decreased $0.1 million compared to the three months ended December 31, 2017. The decrease was primarily related to a decrease in intangible amortization expense related to the acquisition of Technibus, Inc. in fiscal 2016, offset by additional selling and administrative costs in support of growth of the business.

Residential

	Three Months Ended December 31,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$72,455	100.0%	$69,154	100.0%
Cost of services	57,422	79.3%	54,738	79.2%

Gross profit	15,033	20.7%	14,416	20.8%
Selling, general and administrative expenses	11,137	15.4%	10,366	15.0%

Operating income	3,896	5.4%	4,050	5.9%

Revenue. Our Residential segment’s revenues increased by $3.3 million during the three months ended December 31, 2018, an increase of 4.8% as compared to the three months ended December 31, 2017. The increase was driven by our single-family business, where revenues increased by $5.9 million for the three months ended December 31, 2018, compared with the three months ended December 31, 2017. These increases were partially offset by a decrease in multi-family revenues, which declined by $2.7 million due to the timing of individual projects. Service and solar revenues also decreased by $0.1 million for the three months ended December 31, 2018, compared with the same period in the prior year.

Gross Profit. During the three months ended December 31, 2018, our Residential segment experienced a $0.6 million, or 4.3%, increase in gross profit as compared to the three months ended December 31, 2017. The increase in gross profit was driven primarily by an increase in volume.

Selling, General and Administrative Expenses. Our Residential segment experienced a $0.8 million, or 7.4%, increase in selling, general and administrative expenses during the three months ended December 31, 2018, compared to the three months ended December 31, 2017, primarily as a result of an increase in employment and travel costs. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased to 15.4% of segment revenue during the three months ended December 31, 2018, compared to 15.0% in the three months ended December 31, 2017.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Interest expense	$470	$371
Deferred financing charges	77	70

Total interest expense	547	441
Other (income) expense, net	47	(98)

Total interest and other expense, net	$594	$343

During the three months ended December 31, 2018, we incurred interest expense of $0.5 million primarily comprised of interest expense from our term loan facility with Wells Fargo Bank, N.A. (“Wells Fargo”), an average letter of credit balance of $6.7 million under our revolving credit facility and an average unused line of credit balance of $63.0 million. This compares to interest expense of $0.4 million for the three months ended December 31, 2017, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.4 million under our revolving credit facility and an average unused line of credit balance of $63.4 million.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $1.9 million for the three months ended December 31, 2018, compared to income tax expense of $32.2 million for the three months ended December 31, 2017. For the three months ended December 31, 2017, our income tax expense included a charge of $31.3 million to re-measure our deferred tax assets and liabilities to reflect the impact of the new statutory tax rate enacted during the quarter. The company completed its accounting for the income tax effects of the Tax Cuts and Jobs Act and fully recorded the impact in the year ended September 30, 2018.

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

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers authorizing the performance of future work, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as needed basis. Additionally, electrical installation services for single-family housing at our Residential segment is completed on a short-term basis and is therefore excluded from backlog. In addition, certain service work is performed under master service agreements on an as-needed basis. Backlog differs from remaining performance obligations as disclosed in Note 3 to the financial statements, as backlog is excluded from remaining performance obligations if it relates to a contract where work has not yet begun, and the customer can cancel the contract for convenience without incurring significant cost. Our backlog has increased from $482 million at September 30, 2018, to $538 million at December 31, 2018.

WORKING CAPITAL

During the three months ended December 31, 2018, working capital exclusive of cash increased by $12.0 million from September 30, 2018, reflecting a $8.8 million increase in current assets excluding cash and a $3.2 million decrease in current liabilities during the period.

During the three months ended December 31, 2018, our current assets exclusive of cash increased to $245.2 million, as compared to $236.4 million as of September 30, 2018. The increase primarily relates to a $4.9 million increase in prepaid expenses and other current assets, as a result of the timing of our annual insurance premium payments. Days sales outstanding decreased to 61 at December 31, 2018, from 62 at September 30, 2018. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the three months ended December 31, 2018, our total current liabilities decreased by $3.2 million to $161.2 million, compared to $164.4 million as of September 30, 2018, primarily related to a decrease in accounts payable and accrued liabilities.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2018, the estimated cost to complete our bonded projects was approximately $60.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

We maintain a $100 million revolving credit facility with Wells Fargo that matures August 9, 2021 (as amended, the “Credit Facility”), pursuant to a Second Amended and Restated Credit and Security Agreement with Wells Fargo, which was further amended on July 14, 2017, August 2, 2017, and July 23, 2018 (as amended, the “Amended Credit Agreement”).

The Amended Credit Agreement contains customary affirmative, negative and financial covenants as well as events of default.

As of December 31, 2018, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

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

At December 31, 2018, our Liquidity was $78.5 million, our Excess Availability was $57.9 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 7.4:1.0. Since our Excess Availability at December 31, 2018, exceeded $30 million, we were not required to comply with minimum EBITDA financial covenant of the Amended Credit Agreement, which would have required that we have a minimum EBITDA for the four quarters ended December 31, 2018 of $35 million. Our EBITDA, as defined in the Amended Credit Agreement for the four quarters ended December 31, 2018, was $42.5 million.

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

At December 31, 2018, we had $6.8 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $30.2 million.

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

Operating activities used net cash of $1.4 million during the three months ended December 31, 2018, as compared to $5 million of net cash provided in the three months ended December 31, 2017. The decrease in operating cash flow resulted primarily from an increase in working capital at our Commercial & Industrial and Infrastructure Solutions segments, in support of growth in these businesses.

Investing Activities

Net cash used in investing activities was $2.1 million for the three months ended December 31, 2018, compared with $1.4 million for the three months ended December 31, 2017. We used cash of $2.1 million for purchases of fixed assets in the three months ended December 31, 2018. For the three months ended December 31, 2017, we used $1.2 million of cash for the purchase of fixed assets.

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2018 was $2.2 million. For the three months ended December 31, 2018, we used $2.2 million to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation, as well as in conjunction with our stock repurchase plan.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 46,133 shares pursuant to this program during the three months ended December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Credit Facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and our risk factors in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

All of the long-term debt outstanding under our revolving credit facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our revolving credit facility as of December 31, 2018, would cause a $0.3 million pre-tax annual increase in interest expense.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 13, “Commitments and Contingencies—Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2018:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan as of December 31, 2018
October 1, 2018 – October 31, 2018	—	—	—	724,804
November 1, 2018 – November 30, 2018	—	—	—	724,804
December 1, 2018 – December 31, 2018	132,121	$16.74	46,133	678,671

Total	132,121	$16.74	46,133	678,671

(1)

The total number of shares purchased includes shares purchased pursuant to the plan described in footnote (2) below. During the quarter ended December 31, 2018, 85,988 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of PPSU’s issued to employees.

(2)	Our Board of Directors has authorized a stock repurchase program for the purchase of up to 1.5 million shares of the Company’s common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1 —	Stock Purchase Agreement dated as of June 1, 2016, by and among IES Infrastructure Solutions, LLC, IES Holdings, Inc., Technibus, Inc. and Technibus, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016)

3.1 —	Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

3.3 —	Amended and Restated Bylaws of IES Holdings, Inc., effective May 24, 2016. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 24, 2016)

Exhibit No.	Description

4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)

4.2 —	Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016)

10.1 —	Board Observer Letter Agreement between Tontine Associates, L.L.C. and IES Holdings, Inc., dated December 6, 2018. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed December 7, 2018)

(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, President,

(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)32.1 —	Section 1350 Certification of Robert W. Lewey, President

(1)32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2019.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)