Form 10-Q
period 2019-03-31
IES Holdings, Inc.
filed 2019-05-06
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

(Address of principal executive offices and ZIP code)

Registrant’s telephone number, including area code: (713) 860-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share Rights to Purchase Preferred Stock	IESC IESC	NASDAQ Global Market NASDAQ Global Market

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

On May 2, 2019, there were 21,368,483 shares of common stock outstanding.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	the ability of our controlling stockholder to take action not aligned with other stockholders;

•

the sale or disposition of the shares of our common stock held by our controlling stockholder, which, under certain circumstances, would trigger change of control provisions in our severance benefit plan or financing and surety arrangements, or any other substantial sale of our common stock, which could depress our stock price;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership or a further change in the federal tax rate;

•	the potential recognition of valuation allowances or write-downs on deferred tax assets;

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

•

difficulty in fulfilling the covenant terms of our credit facility, including liquidity, EBITDA and other financial requirements, which could result in a default and acceleration of our indebtedness under our revolving credit facility;

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

You should understand that the foregoing, as well as other risk factors discussed in this document and those listed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling stockholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Financial Statements

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Information)

	March 31, 2019	September 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,158	$26,247
Accounts receivable:
Trade, net of allowance of $1,015 and $868, respectively	160,946	151,578
Retainage	22,904	24,312
Inventories	23,729	20,966
Costs and estimated earnings in excess of billings	28,293	31,446
Prepaid expenses and other current assets	10,897	8,144

Total current assets	262,927	262,693

Property and equipment, net	26,520	25,364
Goodwill	50,622	50,702
Intangible assets, net	28,459	30,590
Deferred tax assets	43,081	46,580
Other non-current assets	5,662	6,065

Total assets	$417,271	$421,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	129,704	130,591
Billings in excess of costs and estimated earnings	32,932	33,826

Total current liabilities	162,636	164,417

Long-term debt	19,672	29,564
Other non-current liabilities	3,655	4,374

Total liabilities	185,963	198,355

Noncontrolling interest	3,163	3,232
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529 issued and 21,381,847 and 21,205,536 outstanding, respectively	220	220
Treasury stock, at cost, 667,682 and 843,993 shares, respectively	(8,443)	(8,937)
Additional paid-in capital	191,579	196,810
Retained earnings	44,789	32,314

Total stockholders’ equity	228,145	220,407

Total liabilities and stockholders’ equity	$417,271	$421,994

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$256,914	$205,677
Cost of services	213,679	171,837

Gross profit	43,235	33,840
Selling, general and administrative expenses	35,070	29,647
Contingent consideration	(149)	71
Loss (gain) on sale of assets	98	(20)

Operating income	8,216	4,142

Interest and other (income) expense:
Interest expense	535	473
Other (income) expense, net	(112)	(43)

Income from operations before income taxes	7,793	3,712
Provision for income taxes	2,336	1,425

Net income	5,457	2,287

Net (income) loss attributable to noncontrolling interest	32	(66)

Comprehensive income attributable to IES Holdings, Inc.	$5,489	$2,221

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.26	$0.11
Diluted	$0.26	$0.11
Shares used in the computation of earnings per share:
Basic	21,139,096	21,182,268
Diluted	21,379,746	21,440,570

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

(Unaudited)

	Six Months Ended March 31,
	2019	2018
Revenues	$500,756	$403,977
Cost of services	415,920	337,073

Gross profit	84,836	66,904
Selling, general and administrative expenses	67,156	59,736
Contingent consideration	(115)	71
Loss (gain) on sale of assets	95	(34)

Operating income	17,700	7,131

Interest and other (income) expense:
Interest expense	1,082	914
Other (income) expense, net	(65)	(141)

Income from operations before income taxes	16,683	6,358
Provision for income taxes	4,243	33,584

Net income (loss)	12,440	(27,226)

Net income attributable to noncontrolling interest	(67)	(122)

Comprehensive income (loss) attributable to IES Holdings, Inc.	$12,373	$(27,348)

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$0.58	$(1.29)
Diluted	$0.58	$(1.29)
Shares used in the computation of earnings (loss) per share:
Basic	21,187,834	21,189,641
Diluted	21,424,522	21,189,641

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(In Thousands, Except Share Information)

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		APIC	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2018	22,049,529	$220	(763,426)	$(8,896)	$194,607	$39,300	$225,231
Issuances under compensation plans	—	—	3,991	71	(71)	—	—
Grants under compensation plan	—	—	283,195	3,582	(3,582)	—	—
Acquisition of treasury stock	—	—	(191,442)	(3,200)	—	—	(3,200)
Non-cash compensation	—	—	—	—	625	—	625
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	5,489	5,489

BALANCE, March 31, 2019	22,049,529	$220	(667,682)	$(8,443)	$191,579	$44,789	$228,145

	Three Months Ended March 31, 2018
	Common Stock		Treasury Stock		APIC	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2017	22,049,529	$220	(710,784)	$(6,881)	$197,312	$16,858	$207,509
Grants under compensation plans	—	—	250	2	(2)	—	—
Acquisition of treasury stock	—	—	(79,817)	(1,229)	—	—	(1,229)
Non-cash compensation	—	—	—	—	(475)	—	(475)
Increase in noncontrolling interest	—	—	—	—	—	44	44
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	2,221	2,221

BALANCE, March 31, 2018	22,049,529	$220	(790,351)	$(8,108)	$196,835	$19,123	$208,070

	Six Months Ended March 31, 2019
	Common Stock		Treasury Stock		APIC	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2018	22,049,529	$220	(843,993)	$(8,937)	$196,810	$32,314	$220,407
Issuances under compensation plans	—	—	216,679	2,323	(2,323)	—	—
Grants under compensation plan	—	—	283,195	3,582	(3,582)	—	—
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	102	102
Acquisition of treasury stock	—	—	(323,563)	(5,411)	—	—	(5,411)
Non-cash compensation	—	—	—	—	674	—	674
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	12,373	12,373

BALANCE, March 31, 2019	22,049,529	$220	(667,682)	$(8,443)	$191,579	$44,789	$228,145

	Six Months Ended March 31, 2018
	Common Stock		Treasury Stock		APIC	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2017	22,049,529	$220	(712,554)	$(6,898)	$196,955	$46,427	$236,704
Grants under compensation plans	—	—	520	5	(5)	—	—
Acquisition of treasury stock	—	—	(79,817)	(1,230)		—	(1,230)
Options exercised	—	—	1,500	15	(4)	—	11
Non-cash compensation	—	—	—	—	(111)	—	(111)
Increase in noncontrolling interest	—	—	—	—	—	44	44
Net loss attributable to IES Holdings, Inc.	—	—	—	—	—	(27,348)	(27,348)

BALANCE, March 31, 2018	22,049,529	$220	(790,351)	$(8,108)	$196,835	$19,123	$208,070

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,440	$(27,226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	248	96
Deferred financing cost amortization	156	142
Depreciation and amortization	4,846	4,269
Loss (gain) on sale of assets	95	(34)
Non-cash compensation expense	674	(111)
Deferred income taxes	4,243	33,584
Changes in operating assets and liabilities:
Accounts receivable	(9,616)	14,945
Inventories	(2,873)	(665)
Costs and estimated earnings in excess of billings	3,152	(1,921)
Prepaid expenses and other current assets	(764)	97
Other non-current assets	(1,370)	(52)
Accounts payable and accrued expenses	(144)	(10,081)
Billings in excess of costs and estimated earnings	(948)	(2,098)
Other non-current liabilities	(736)	214

Net cash provided by operating activities	9,403	11,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,929)	(2,327)
Proceeds from sale of assets	7	94
Cash paid in conjunction with business combinations	—	(175)

Net cash used in investing activities	(3,922)	(2,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	122	68
Repayments of debt	(10,144)	(109)
Distribution to noncontrolling interest	(137)	(69)
Purchase of treasury stock	(5,411)	(1,229)
Issuance of shares	—	11

Net cash used in financing activities	(15,570)	(1,328)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,089)	7,423
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of period	26,247	28,290

CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$16,158	$35,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,008	$788
Cash paid for income taxes (net)	$523	$1,456

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

Basis of Financial Statement Preparation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of IES, our wholly-owned subsidiaries, and entities that we control due to ownership of a majority of voting interest and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Noncontrolling Interest

In connection with our acquisitions of STR Mechanical, LLC (“STR Mechanical”) in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at March 31, 2019, the redemption amount would have been $1,428. For the six months ended March 31, 2018, we recorded an increase to retained earnings of $44 to decrease the carrying amount of the noncontrolling interest in STR Mechanical to the balance determined under ASC 810, as, if it had been redeemable at March 31, 2019, the redemption amount would have been less than the carrying amount.

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

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2018 was a blended rate of 24.53% and decreased to 21% in 2019. For the six months ended March 31, 2018, our effective tax rate differed from the statutory tax rate as a result of a charge of $31,487 to re-measure our deferred tax assets and liabilities to reflect the impact of the new statutory tax rate. The Company completed its accounting for the income tax effects of the Act and fully recorded the impact in the year ended September 30, 2018.

Accounting Standards Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability on our Balance Sheet for all leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will be accounted for similar to current capital leases. ASU 2016-02 becomes effective for the fiscal year ended September 30, 2020. We are currently evaluating the impact it will have on our Condensed Consolidated Financial Statements.

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses. This update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted. We are currently evaluating the impact it will have on our Condensed Consolidated Financial Statements.

In June 2018, the FASB issued Accounting Standard Update No. 2018-07, Compensation—Stock Compensation (“ASU 2018-07”), to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for nonemployee awards may be lower and less volatile than under current GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update is effective for the fiscal year ended September 30, 2020.

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

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

We do not expect ASU 2018-07 or ASU 2018-13 to have a material effect on our Condensed Consolidated Financial Statements

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

We adopted the new revenue recognition standard on October 1, 2018 (“Adoption Date”), using the modified retrospective method, which provides for a cumulative effect adjustment to beginning fiscal 2019 retained earnings for uncompleted contracts impacted by the adoption. We recorded an adjustment of $102 to beginning fiscal 2019 retained earnings as a result of adoption of the new standard. The changes to the method and/or timing of our revenue recognition associated with the new standard primarily affect revenue recognition within our Infrastructure Solutions segment for which, as of October 1, 2018, certain of our contracts do not qualify for revenue recognition over time. In addition, we have now combined in process contracts that historically had been accounted for as separate contracts in cases where those contracts meet the criteria for combination of contracts under the new standard, and we now capitalize certain commissions which were previously expensed when incurred. The impact on our results for the quarter and year ended March 31, 2019, of applying the new standard to our contracts was not material.

Consistent with our adoption method, the comparative prior period information for the three and six months ended March 31, 2018, continues to be reported using the previous accounting standards in effect for the period presented. We have elected to utilize the modified retrospective transition practical expedient that allows us to evaluate the impact of contract modifications as of the Adoption Date rather than evaluating the impact of the modifications at the time they occurred prior to the Adoption Date.

See Note 3, “Revenue Recognition” for additional discussion of our revenue recognition accounting policies and expanded disclosures.

In January 2016, the FASB issued Accounting Standard Update No. 2016-01, Financial Instruments. This standard is associated with the recognition and measurement of financial assets and liabilities, with further clarifications made in February 2018 with the issuance of Accounting Standard Update No. 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Our adoption of this standard on October 1, 2018 had no impact on our Condensed Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standard Update No. 2017-01, Business Combinations. This standard clarifies the definition of a business to assist entities with evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Our adoption of this standard on October 1, 2018 using the prospective transition method had no impact on our Condensed Consolidated Financial Statements.

In May 2017, the FASB issued Accounting Standard Update No. 2017-09, Compensation—Stock Compensation, to reduce the diversity in practice and the cost and complexity when changing the terms or conditions of a share-based payment award. Our adoption of this standard on October 1, 2018 using the prospective transition method had no impact on our Condensed Consolidated Financial Statements.

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. and its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 57.5 percent of the Company’s outstanding common stock according to a Schedule 13D/A filed with the SEC by Tontine on January 11, 2019. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

While Tontine is subject to certain restrictions under federal securities laws on sales of its shares as an affiliate, the Company has filed a shelf registration statement to register all of the shares of IES common stock owned by Tontine at the time of registration. As long as the shelf registration statement remains effective and the Company remains eligible to use it, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings, as described in the shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement.

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

Jeffrey L. Gendell was appointed as a member of the Board of Directors and as Chairman of the Board in November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of our Board of Directors since February 2012, and who previously served as Interim Director of Operations from November 2017 to January 2019, as Vice Chairman of the Board from November 2016 to November 2017 and as Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until December 31, 2017.

The Company is party to a sublease agreement with Tontine Associates, L.L.C. for corporate office space in Greenwich, Connecticut. On May 1, 2019, sublease was extended for a six month term expiring December 31, 2019, with an increase in the monthly rent to $9, reflecting the increase paid by Tontine Associates, L.L.C. to its landlord. The lease has terms at market rates, and payments by the Company are at a rate consistent with that paid by Tontine Associates, L.L.C. to its landlord.

On December 6, 2018, the Company entered into a Board Observer Letter Agreement with Tontine Associates, L.L.C. in order to assist Tontine in managing its investment in the Company. Subject to the terms and conditions set forth in the Letter Agreement, the Company granted Tontine the right, at any time that Tontine holds at least 20% of the outstanding common stock of the Company, to appoint a representative to serve as an observer to the Board (the “Board Observer”). The Board Observer, who must be reasonably acceptable to those members of the Board who are not affiliates of Tontine, shall have no voting rights or other decision making authority. Subject to the terms and conditions set forth in the Letter Agreement, so long as Tontine has the right to appoint a Board Observer, the Board Observer will have the right to attend and participate in meetings of the Board and the committees thereof, subject to confidentiality requirements, and to receive reimbursement for reasonable out-of-pocket expenses incurred in his or her capacity as a Board Observer and such rights to coverage under the Company’s directors’ and officers’ liability insurance policy as are available to the Company’s directors.

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

Costs of Obtaining a Contract

In certain of our operations, we incur commission costs related to entering into a contract that we only incurred because of that contract. When this occurs, we capitalize that cost and amortize it over the expected term of the contract. At March 31, 2019, we had capitalized commission costs of $100.

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

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated 2019 and 2018 revenue was derived from the following service activities. See details in the following tables:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Commercial & Industrial	$79,975	65,589	152,558	118,591
Communications	70,437	50,244	139,762	104,703

Infrastructure Solutions
Industrial Services	12,145	10,404	24,368	21,457
Custom Power Solutions	22,305	13,462	39,561	24,094

Total	34,450	23,866	63,929	45,551

Residential
Single-family	51,492	43,594	101,968	88,208
Multi-family and Other	20,560	22,384	42,539	46,924

Total	72,052	65,978	144,507	135,132

Total Revenue	$256,914	$205,677	$500,756	$403,977

	Three Months Ended March 31, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$76,467	$48,602	$30,130	$72,052	$227,251
Time-and-material	3,508	21,835	4,320	—	29,663

Total revenue	$79,975	$70,437	$34,450	$72,052	$256,914

	Three Months Ended March 31, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$58,183	$37,344	$20,636	$65,978	$182,141
Time-and-material	7,406	12,900	3,230	—	23,536

Total revenue	$65,589	$50,244	$23,866	$65,978	$205,677

	Six Months Ended March 31, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$142,297	$97,431	$57,641	$144,507	$441,876
Time-and-material	10,261	42,331	6,288	—	58,880

Total revenue	$152,558	$139,762	$63,929	$144,507	$500,756

	Six Months Ended March 31, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$107,103	$81,500	$40,309	$135,132	$364,044
Time-and-material	11,488	23,203	5,242	—	39,933

Total revenue	$118,591	$104,703	$45,551	$135,132	$403,977

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of March 31, 2019, Accounts receivable included $10,173 of unbilled receivables for which we have an unconditional right to bill.

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

The net asset (liability) position for contracts in process consisted of the following:

	March 31, 2019	September 30, 2018
Costs and estimated earnings on uncompleted contracts	$586,289	$539,226
Less: Billings to date and unbilled accounts receivable	(590,928)	(541,606)

	$(4,639)	$(2,380)

The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	March 31, 2019	September 30, 2018
Costs and estimated earnings in excess of billings	$28,293	$31,446
Billings in excess of costs and estimated earnings	(32,932)	(33,826)

	$(4,639)	$(2,380)

During the three months ended March 31, 2019, and 2018, we recognized revenue of $18,114 and $14,977 related to our contract liabilities at January 1, 2019 and 2018, respectively. During the six months ended March 31, 2019, and 2018, we recognized revenue of $24,701 and $25,575 related to our contract liabilities at October 1, 2018 and 2017, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the three and six months ended March 31, 2019 or 2018.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At March 31, 2019, we had remaining performance obligations of $423,718. The Company expects to recognize revenue on approximately $376,680 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the three and six months ended March 31, 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

4. DEBT

At March 31, 2019, and September 30, 2018, our long-term debt of $19,672 and $29,564, respectively, primarily related to amounts drawn on our revolving credit facility. Our weighted-average annual interest rate on these borrowings was 4.52% at March 31, 2019, and 3.86% at September 30, 2018. At March 31, 2019, we also had $6,551 in outstanding letters of credit and total availability of $71,698 under our revolving credit facility without violating our financial covenants.

Pursuant to our Second Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A. (as amended, the “Credit Agreement”), the Company is subject to the financial or other covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2018.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

There have been no other changes to those covenants. The Company was in compliance with the financial covenants as of March 31, 2019.

At March 31, 2019, the carrying value of amounts outstanding on our revolving credit facility approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a Level 2 measurement.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and six months ended March 31, 2019, and 2018:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to common stockholders of IES Holdings, Inc.	$5,467	$2,250
Decrease in noncontrolling interest	—	(44)
Net income attributable to restricted stockholders of IES Holdings, Inc.	22	15

Net income attributable to IES Holdings, Inc.	$5,489	$2,221

Denominator:
Weighted average common shares outstanding — basic	21,139,096	21,182,268
Effect of dilutive stock options and non-vested restricted stock	240,650	258,302

Weighted average common and common equivalent shares outstanding — diluted	21,379,746	21,440,570

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.26	$0.11
Diluted	$0.26	$0.11

	Six Months Ended March 31,
	2019	2018
Numerator:
Net income (loss) attributable to common stockholders of IES Holdings, Inc.	$12,348	$(27,304)
Decrease in noncontrolling interest	—	(44)
Net income (loss) attributable to restricted stockholders of IES Holdings, Inc.	25	—

Net income (loss) attributable to IES Holdings, Inc.	$12,373	$(27,348)

Denominator:
Weighted average common shares outstanding — basic	21,187,834	21,189,641
Effect of dilutive stock options and non-vested restricted stock	236,688	—

Weighted average common and common equivalent shares outstanding — diluted	21,424,522	21,189,641

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$0.58	$(1.29)
Diluted	$0.58	$(1.29)

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the six months ended March 31, 2018. The number of potential anti-dilutive shares excluded from the calculation was 255,146 shares. For the three months ended March 31, 2018, and the three and six months ended March 31, 2019, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three and six months ended March 31, 2019, and 2018 is as follows:

	Three Months Ended March 31, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$79,975	$70,437	$34,450	$72,052	$—	$256,914
Cost of services	71,184	58,492	27,004	56,999	—	213,679

Gross profit	8,791	11,945	7,446	15,053	—	43,235
Selling, general and administrative	7,363	7,666	4,685	11,187	4,169	35,070
Contingent consideration	—	—	(149)	—	—	(149)
Loss (gain) on sale of assets	(1)	—	101	(2)	—	98

Operating income (loss)	$1,429	$4,279	$2,809	$3,868	$(4,169)	$8,216

Other data:
Depreciation and amortization expense	$629	$426	$1,175	$217	$27	$2,474
Capital expenditures	$615	$193	$635	$398	$—	$1,841
Total assets	$77,898	$91,960	$114,739	$55,417	$77,257	$417,271

	Three Months Ended March 31, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$65,589	$50,244	$23,866	$65,978	$—	$205,677
Cost of services	59,068	40,892	18,842	53,035	—	171,837

Gross profit	6,521	9,352	5,024	12,943	—	33,840
Selling, general and administrative	6,849	6,201	4,637	9,688	2,272	29,647
Contingent consideration	—	—	71	—	—	71
Loss (gain) on sale of assets	(17)	(8)	6	(1)	—	(20)

Operating income (loss)	$(311)	$3,159	$310	$3,256	$(2,272)	$4,142

Other data:
Depreciation and amortization expense	$527	$219	$1,140	$155	$20	$2,061
Capital expenditures	$413	$398	$205	$108	$—	$1,124
Total assets	$72,559	$60,102	$100,884	$47,695	$103,747	$384,987

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

	Six Months Ended March 31, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$152,558	$139,762	$63,929	$144,507	$—	$500,756
Cost of services	135,092	115,851	50,556	114,421	—	415,920

Gross profit	17,466	23,911	13,373	30,086	—	84,836
Selling, general and administrative	14,079	14,600	9,166	22,324	6,987	67,156
Contingent consideration	—	—	(115)	—	—	(115)
Loss (gain) on sale of assets	(4)	—	101	(2)	—	95

Operating income (loss)	$3,391	$9,311	$4,221	$7,764	$(6,987)	$17,700

Other data:
Depreciation and amortization expense	$1,255	$841	$2,269	$426	$55	$4,846
Capital expenditures	$1,467	$693	$822	$845	$102	$3,929
Total assets	$77,898	$91,960	$114,739	$55,417	$77,257	$417,271

	Six Months Ended March 31, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$118,591	$104,703	$45,551	$135,132	$—	$403,977
Cost of services	107,227	86,231	35,842	107,773	—	337,073

Gross profit	11,364	18,472	9,709	27,359	—	66,904
Selling, general and administrative	12,644	12,285	9,194	20,054	5,559	59,736
Contingent consideration	—	—	71	—	—	71
Loss (gain) on sale of assets	(29)	(9)	5	(1)	—	(34)

Operating income (loss)	$(1,251)	$6,196	$439	$7,306	$(5,559)	$7,131

Other data:
Depreciation and amortization expense	$1,084	$435	$2,383	$296	$71	$4,269
Capital expenditures	$923	$473	$345	$586	$—	$2,327
Total assets	$72,559	$60,102	$100,884	$47,695	$103,747	$384,987

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 847,891 shares were available for issuance at March 31, 2019.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 189,821 and 235,954 shares, respectively, of our common stock during the

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

three and six months ended March 31, 2019, in open market transactions at an average price of $16.70 and $16.58, respectively, per share. We repurchased 79,817 shares of our common stock during the three and six months ended March 31, 2018, in open market transactions at an average price of $15.40 per share. On May 2, 2019, our Board of Directors authorized, subject to consent of the lenders under our credit facility, the repurchase of up to an additional 1.0 million shares of our common stock under the stock repurchase program.

Treasury Stock

During the six months ended March 31, 2019, we issued 212,688 shares of common stock from treasury stock to employees and repurchased 87,609 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 235,954 shares of common stock on the open market pursuant to our stock repurchase program. We issued 3,991 shares of treasury stock as payment for outstanding phantom stock units that vested upon the departure of the Company’s President and issued 283,195 shares out of treasury stock for restricted shares granted upon the appointment of the Company’s Chief Executive Officer (“CEO”) in March 2019.

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

Restricted Stock

On March 4, 2019, we granted 283,195 restricted shares, pursuant to four award agreements, in conjunction with the appointment of the Company’s CEO. These awards include restricted shares subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels, as well as shares that vest based on the passage of time. During the three months ended March 31, 2019, and 2018, we recognized $111 and $131, respectively, in compensation expense related to our restricted stock awards. During the six months ended March 31, 2019, and 2018, we recognized $111 and $245, respectively, in compensation expense related to our restricted stock awards. At March 31, 2019, the unamortized compensation cost related to outstanding unvested restricted stock was $3,685.

Phantom Stock Units

Director phantom stock units (“Director PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These Director PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. During the three months ended March 31, 2019, and 2018, we recognized $50 and $49, respectively, in compensation expense related to these grants. During the six months ended March 31, 2019, and 2018, we recognized $99 and $91, respectively, in compensation expense related to these grants.

Performance Based Phantom Stock Units

A performance based phantom stock unit (a “PPSU”) is a contractual right to receive one share of the Company’s common stock upon the achievement of certain specified performance objectives and continued performance of services. On February 6, 2019, the Company granted an additional 230,274 PPSUs, of which 59,924 shares were subsequently forfeited in conjunction with the departure of the Company’s President. At March 31, 2019, the Company had outstanding an aggregate of 170,350 PPSUs.

During the three and six months ended March 31, 2019, we recognized compensation expense of $465 related to these grants. During the three and six months ended March 31, 2018, we recognized a benefit to compensation expense of $652 and $449, respectively, related to these grants. This benefit was the result of a reduction in the estimated number of units deemed probable of vesting based on the projected achievement of specified performance objectives.

8. SECURITIES AND EQUITY INVESTMENTS

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable and a loan agreement. We believe that the carrying value of these financial instruments in the accompanying Condensed Consolidated Balance Sheets approximates their fair value due to their short-term nature. At March 31, 2019, and September 30, 2018, we carried a cost method investment at $408 and $558, respectively, which is equal to our cost less impairment.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

9. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees and full-time employees of participating subsidiaries are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. During the three months ended March 31, 2019, and 2018, we recognized $600 and $485, respectively, in matching expense. During the six months ended March 31, 2019, and 2018, we recognized $1,023 and $914, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $718 and $755 recorded as of March 31, 2019, and September 30, 2018, respectively, related to such plans.

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

At March 31, 2019, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, and September 30, 2018, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	March 31, 2019
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$738	$738	$—
Executive savings plan liabilities	(623)	(623)	—
Contingent consideration	(270)	—	(270)

Total	$(155)	$115	$(270)

	September 30, 2018
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$747	$747	$—
Executive savings plan liabilities	(631)	(631)	—
Contingent consideration	(680)	—	(680)

Total	$(564)	$116	$(680)

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

In fiscal years 2016, 2017 and 2018, we entered into contingent consideration arrangements related to certain acquisitions. At March 31, 2019, we estimated the fair value of these contingent consideration liabilities at $270. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2018	$680
Settlements	(295)
Net adjustments to fair value	(115)

Fair value at March 31, 2019	$270

11. INVENTORY

Inventories consist of the following components:

	March 31, 2019	September 30, 2018
Raw materials	$4,368	$4,453
Work in process	5,972	5,168
Finished goods	2,218	1,746
Parts and supplies	11,171	9,599

Total inventories	$23,729	$20,966

12. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a progression of goodwill by segment for the six months ended March 31, 2019:

	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Goodwill at September 30, 2018	$6,976	$2,816	$30,931	$9,979	$50,702
Divestitures (See Note 14)	—	—	(119)	—	(119)
Adjustments	—	—	—	39	39

Goodwill at March 31, 2019	$6,976	$2,816	$30,812	$10,018	$50,622

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)	March 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$5,084	$1,053	$4,031
Technical library	20	400	111	289
Customer relationships	6 - 15	33,539	9,460	24,079
Non-competition arrangements	5	40	5	35
Backlog	1	378	358	20
Construction contracts	1	2,184	2,179	5

Total intangible assets		$41,625	$13,166	$28,459

	Estimated Useful Lives (in Years)	September 30, 2018
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$5,084	$831	$4,253
Technical library	20	400	101	299
Customer relationships	6 - 15	33,539	7,870	25,669
Non-competition arrangements	5	40	1	39
Backlog	1	378	176	202
Construction contracts	1	2,184	2,056	128

Total intangible assets		$41,625	$11,035	$30,590

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

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2019, and September 30, 2018, we had $6,021 and $6,202, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of March 31, 2019, and September 30, 2018, we had $87 and $171, respectively, reserved for these claims. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2019, and September 30, 2018, $6,351 and $6,101, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

IES HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

(Unaudited)

Surety

As of March 31, 2019, the estimated cost to complete our bonded projects was approximately $77,025. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At March 31, 2019, and September 30, 2018, $200 and $508, respectively, of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2019, we had no such commitments.

14. BUSINESS COMBINATIONS AND DIVESTITURES

In March 2019, our management committed to a plan for the sale of substantially all of the operating assets at one of our operating facilities within the Infrastructure Solutions segment. In connection with the plan, we allocated $119 of goodwill to the disposal group. In conjunction with the write down of these assets to their net realizable value of $450, we recognized a loss of $101, recorded within “Loss (gain) on sale of assets” within our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2019. We expect the sale of these assets to a third party to be completed within the fiscal year ended September 30, 2019.

15. SUBSEQUENT EVENTS

On May 2, 2019, our Board of Directors authorized, subject to consent of the lenders under our credit facility, the repurchase of up to an additional 1.0 million shares of our common stock under the stock repurchase program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Part II, Item 8. “Financial Statements and Supplementary Data” as set forth in our Annual Report on Form 10-K for the year ended September 30, 2018, and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Part 1, Item 1. “Business” of our Annual Report on Form 10-K for the year ended September 30, 2018, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, is a holding company that owns and manages operating subsidiaries, comprised of providers of industrial products and infrastructure services, to a variety of end markets. Our operations are currently organized into four principal business segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES Holdings, Inc., as well as the results of acquired businesses from the dates acquired.

	Three Months Ended March 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$256,914	100.0%	$205,677	100.0%
Cost of services	213,679	83.2%	171,837	83.5%

Gross profit	43,235	16.8%	33,840	16.5%
Selling, general and administrative expenses	35,070	13.7%	29,647	14.4%
Contingent consideration	(149)	(0.1)%	71	0.0%
Loss (gain) on sale of assets	98	0.0%	(20)	0.0%

Operating income	8,216	3.2%	4,142	2.0%

Interest and other (income) expense, net	423	0.2%	430	0.2%

Income from operations before income taxes	7,793	3.0%	3,712	1.8%
Provision for income taxes	2,336	0.9%	1,425	0.7%

Net income	5,457	2.1%	2,287	1.1%

Net loss (income) attributable to noncontrolling interest	32	0.0%	(66)	0.0%

Net income attributable to IES Holdings, Inc.	$5,489	2.1%	$2,221	1.1%

Consolidated revenues for the three months ended March 31, 2019, were $51.2 million higher than for the three months ended March 31, 2018, an increase of 24.9%, with increases at all of our segments, driven by strong demand.

Consolidated gross profit for the three months ended March 31, 2019, increased $9.4 million compared with the three months ended March 31, 2018. Our overall gross profit percentage increased to 16.8% during the three months ended March 31, 2019, as compared to 16.5% during the three months ended March 31, 2018. Gross profit as a percentage of revenue increased at all of our segments, with the exception of our Communications segment.

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

During the three months ended March 31, 2019, our selling, general and administrative expenses were $35.1 million, an increase of $5.4 million, or 18.3%, over the three months ended March 31, 2018, driven by increased personnel costs at our operating segments in connection with their growth. This increase also includes a $1.9 million increase in expenses at the corporate level, related to a severance payment to our outgoing President, as well as an increase in stock based compensation expenses. However, selling, general and administrative expense as a percent of revenue decreased from 14.4% for the three months ended March 31, 2018, to 13.7% for the three months ended March 31, 2019, as we benefitted from the increased scale of our operations.

	Six Months Ended March 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$500,756	100.0%	$403,977	100.0%
Cost of services	415,920	83.1%	337,073	83.4%

Gross profit	84,836	16.9%	66,904	16.6%
Selling, general and administrative expenses	67,156	13.4%	59,736	14.8%
Contingent consideration	(115)	0.0%	71	0.0%
Loss (gain) on sale of assets	95	0.0%	(34)	0.0%

Operating income	17,700	3.5%	7,131	1.8%

Interest and other (income) expense, net	1,017	0.2%	773	0.2%

Income from operations before income taxes	16,683	3.3%	6,358	1.6%
Provision for income taxes (1)	4,243	0.8%	33,584	8.3%

Net income (loss)	12,440	2.5%	(27,226)	(6.7)%

Net income attributable to noncontrolling interest	(67)	0.0%	(122)	0.0%

Net income (loss) attributable to IES Holdings, Inc.	$12,373	2.5%	$(27,348)	(6.8)%

(1)	2018 includes a charge of $31.5 million to re-measure our net deferred tax assets in connection with the Tax Cuts and Jobs Act.

Consolidated revenues for the six months ended March 31, 2019, were $96.8 million higher than for the six months ended March 31, 2018, an increase of 24.0%, with increases at all of our operating segments, driven by strong demand.

Our overall gross profit percentage increased to 16.9% during the six months ended March 31, 2019, as compared to 16.6% during the six months ended March 31, 2018. Gross profit as a percentage of revenue increased at our Residential and Commercial & Industrial segments, while decreasing slightly at our Communications and Infrastructure Solutions segments.

During the six months ended March 31, 2019, our selling, general and administrative expenses were $67.2 million, an increase of $7.4 million, or 12.4%, over the six months ended March 31, 2018, driven by increased personnel costs at our operating segments in connection with their growth. This increase also includes a $1.4 million increase in expenses at the corporate level, related to a severance payment to our outgoing President, as well as an increase in stock-based compensation expense. However, selling, general and administrative expense as a percent of revenue decreased from 14.8% for the three months ended March 31, 2018, to 13.4% for the three months ended March 31, 2019, as we benefitted from the increased scale of our operations.

Commercial & Industrial

	Three Months Ended March 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$79,975	100.0%	$65,589	100.0%
Cost of services	71,184	89.0%	59,068	90.1%

Gross profit	8,791	11.0%	6,521	9.9%
Selling, general and administrative expenses	7,363	9.2%	6,849	10.4%
Gain on sale of assets	(1)	0.0%	(17)	0.0%

Operating income	1,429	1.8%	(311)	-0.5%

Revenue. Revenues in our Commercial & Industrial segment increased $14.4 million, or 21.9%, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was largely driven by increased bid volume at several of our branches and improving market conditions in certain areas. These increases were partly offset by a $3.8 million decrease relating to our decision to exit certain markets. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2019, increased by $2.3 million, as compared to the three months ended March 31, 2018. The increase is due to improved efficiency across the branches, as we improved project execution and as our ability to absorb fixed costs benefitted from higher volumes. Gross margin as a percent of revenue increased 1.1% to 11.0% during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2019, increased $0.5 million, or 7.5%, compared to the three months ended March 31, 2018. Selling, general and administrative expenses as a percentage of revenues decreased 1.2% to 9.2% during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase relates primarily to costs associated with higher incentive compensation in connection with improved profitability.

	Six Months Ended March 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$152,558	100.0%	$118,591	100.0%
Cost of services	135,092	88.6%	107,227	90.4%

Gross profit	17,466	11.4%	11,364	9.6%
Selling, general and administrative expenses	14,079	9.2%	12,644	10.7%
Gain on sale of assets	(4)	0.0%	(29)	0.0%

Operating income	3,391	2.2%	(1,251)	-1.1%

Revenue. Revenues in our Commercial & Industrial segment increased $34.0 million during the six months ended March 31, 2019, an increase of 28.6% compared to the six months ended March 31, 2018. The increase in revenue over this period was driven by increased bid volume at several of our branches and improving market conditions in certain areas. This increase in revenue was partly offset by a $6.7 million decrease in revenue attributable to our decision to exit the Denver and Roanoke markets. The market for this segment’s services in many geographic regions remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2019, increased by $6.1 million, or 53.7%, as compared to the six months ended March 31, 2018. As a percentage of revenue, gross profit increased from 9.6% for the six months ended March 31, 2018, to 11.4% for the six months ended March 31, 2019. The increase is due to improved efficiency across the branches, as we improved project execution and as our ability to absorb fixed costs benefitted from higher volumes.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2019, increased $1.4 million, or 11.3%, compared to the six months ended March 31, 2018, but decreased 1.5% as a percentage of revenue. The increase was driven by costs associated with higher incentive compensation in connection with improved profitability.

Communications

	Three Months Ended March 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$70,437	100.0%	$50,244	100.0%
Cost of services	58,492	83.0%	40,892	81.4%

Gross profit	11,945	17.0%	9,352	18.6%
Selling, general and administrative expenses	7,666	10.9%	6,201	12.3%
Gain on sale of assets	—	0.0%	(8)	0.0%

Operating income	4,279	6.1%	3,159	6.3%

Revenue. Our Communications segment’s revenues increased by $20.2 million during the three months ended March 31, 2019, or 40.2%, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase primarily resulted from increased demand driven by several of our large data center customers. Revenues in our Communications segment can vary from quarter to quarter based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2019, increased by $2.6 million compared to the three months ended March 31, 2018. While total gross profit increased in connection with higher volumes, gross profit as a percentage of revenue decreased, as we took on a larger proportion of cost-plus arrangements. These arrangements provide us with a reimbursement for our costs plus a markup, and are typically lower margin, but also lower risk, as compared with our fixed-cost arrangements.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $1.5 million, or 23.6%, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase is a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation expense in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 1.4% to 10.9% of segment revenue during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, as we benefitted from the increased scale of our operations.

	Six Months Ended March 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$139,762	100.0%	$104,703	100.0%
Cost of services	115,851	82.9%	86,231	82.4%

Gross profit	23,911	17.1%	18,472	17.6%
Selling, general and administrative expenses	14,600	10.4%	12,285	11.7%
Gain on sale of assets	—	0.0%	(9)	0.0%

Operating income	9,311	6.7%	6,196	5.9%

Revenue. Our Communications segment revenues increased by $35.1 million during the six months ended March 31, 2019, or 33.5% compared to the six months ended March 31, 2018. The increase primarily resulted from increased demand from several of our data center customers. Revenues in our Communications segment can vary from quarter to quarter based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2019, increased $5.4 million, or 29.4%, as compared to the six months ended March 31, 2018. While total gross profit increased in connection with higher volumes, gross profit as a percentage of revenue decreased, as we took on a larger proportion of cost-plus arrangements. These arrangements provide us with a reimbursement for our costs plus a markup, and are typically lower margin, but also lower risk, as compared with our fixed-cost arrangements.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $2.3 million, or 18.8%, during the six months ended March 31, 2019, compared to the six months ended March 31, 2018. The increase is a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation expense in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased by 1.3% to 10.4% of segment revenue during the six months ended March 31, 2019, compared to the six months ended March 31, 2018, as we benefitted from the increased scale of our operations.

Infrastructure Solutions

	Three Months Ended March 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$34,450	100.0%	$23,866	100.0%
Cost of services	27,004	78.4%	18,842	78.9%

Gross profit	7,446	21.6%	5,024	21.1%
Selling, general and administrative expenses	4,685	13.6%	4,637	19.4%
Contingent consideration	(149)	-0.4%	71	0.3%
Loss on sale of assets	101	0.3%	6	0.0%

Operating income	2,809	8.2%	310	1.3%

Revenue. Revenues in our Infrastructure Solutions segment increased $10.6 million during the three months ended March 31, 2019, an increase of 44.3% compared to the three months ended March 31, 2018. The increase in revenue was driven primarily by our bus duct and enclosure business, driven by increased demand for enclosures to be used at data centers, as well as an increase in revenue from our motor repair business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended March 31, 2019, increased $2.4 million as compared to the three months ended March 31, 2018. Gross profit as a percentage of revenue increased 0.5% to 21.6%. The primary driver of the improvement in margins was our bus duct facility, which was impacted in the prior year by production inefficiencies and the amortization of contract intangibles associated with the acquisition of this business in 2016. Margins are also affected by the mix of work performed.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended March 31, 2019, remained flat compared to the three months ended March 31, 2018, as we were able to scale our business effectively without adding general and administrative expense.

	Six Months Ended March 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$63,929	100.0%	$45,551	100.0%
Cost of services	50,556	79.1%	35,842	78.7%

Gross profit	13,373	20.9%	9,709	21.3%
Selling, general and administrative expenses	9,166	14.3%	9,194	20.2%
Contingent consideration	(115)	-0.2%	71	0.2%
Loss on sale of assets	101	0.2%	5	0.0%

Operating income	4,221	6.6%	439	1.0%

Revenue. Revenues in our Infrastructure Solutions segment increased $18.4 million during the six months ended March 31, 2019, an increase of 40.3% compared to the six months ended March 31, 2018. The increase in revenue relates primarily to our bus duct and enclosure business, driven by increased demand for enclosures to be used at data centers, as well as an increase in revenue from our motor repair business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the six months ended March 31, 2019, increased $3.7 million as compared to the six months ended March 31, 2018. The primary driver of the improvement in margins was our bus duct facility, which was affected in the prior year by production inefficiencies and by the impact of the amortization of contract intangibles associated with the acquisition of this business in 2016. We also benefitted from higher volumes in our generator enclosure manufacturing facility, as well as increased activity at our motor repair shops. Gross profit as a percentage of revenues decreased 0.4% to 20.9% for the six months ended March 31, 2019, largely as the result of a change in the mix of work performed.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the six months ended March 31, 2019 remained flat compared to the six months ended March 31, 2018, as we were able to scale our business effectively without adding general and administrative expense.

Residential

	Three Months Ended March 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$72,052	100.0%	$65,978	100.0%
Cost of services	56,999	79.1%	53,035	80.4%

Gross profit	15,053	20.9%	12,943	19.6%
Selling, general and administrative expenses	11,187	15.5%	9,688	14.7%
Gain on sale of assets	(2)	0.0%	(1)	0.0%

Operating income	3,868	5.4%	3,256	4.9%

Revenue. Our Residential segment’s revenues increased by $6.1 million during the three months ended March 31, 2019, an increase of 9.2% as compared to the three months ended March 31, 2018. The increase is driven by our single-family business, where revenues increased by $7.9 million for the three months ended March 31, 2019, compared with the three months ended March 31, 2018. This was partly offset by an $0.8 million decrease in our multi-family business, where many projects have been delayed by weather. Service revenues also decreased by $1.0 million for the three months ended March 31, 2019, compared with the same period in the prior year.

Gross Profit. During the three months ended March 31, 2019, our Residential segment experienced a $2.1 million, or 16.3%, increase in gross profit as compared to the three months ended March 31, 2018. The increase in gross profit was driven primarily by improved commodity prices in the quarter ended March 31, 2019. Gross margin as a percentage of revenue increased 1.3% to 20.9% during the quarter ended March 31, 2019, as compared with the quarter ended March 31, 2018.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.5 million, or 15.5%, increase in selling, general and administrative expenses during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily as a result of higher incentive compensation expense in connection with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased to 15.5% of segment revenue during the three months ended March 31, 2019, compared to 14.7% in the three months ended March 31, 2018.

	Six Months Ended March 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$144,507	100.0%	$135,132	100.0%
Cost of services	114,421	79.2%	107,773	79.8%

Gross profit	30,086	20.8%	27,359	20.2%
Selling, general and administrative expenses	22,324	15.4%	20,054	14.8%
Gain on sale of assets	(2)	0.0%	(1)	0.0%

Operating income	7,764	5.4%	7,306	5.4%

Revenue. Our Residential segment revenues increased by $9.4 million during the six months ended March 31, 2019, an increase of 6.9% as compared to the six months ended March 31, 2018. The increase is driven by our single-family business, where revenues increased by $13.8 million for the six months ended March 31, 2019, compared with the six months ended March 31, 2018. This was partly offset by a $3.0 million decrease in our multi-family business, where many projects have been delayed by weather. Service revenues also decreased by $1.4 million for the six months ended March 31, 2019, compared with the same period in the prior year.

Gross Profit. During the six months ended March 31, 2019, our Residential segment experienced a $2.7 million, or 10.0%, increase in gross profit as compared to the six months ended March 31, 2018. The increase in gross profit was driven primarily by improved copper and other commodity prices. Gross margin as a percentage of revenue increased 0.6% to 20.8% during the six months ended March 31, 2019, as compared with the six months ended March 31, 2018.

Selling, General and Administrative Expenses. Our Residential segment experienced a $2.3 million, or 11.3%, increase in selling, general and administrative expenses during the six months ended March 31, 2019, compared to the six months ended March 31, 2018, driven by increased compensation expense. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased by 0.6% to 15.4% of segment revenue during the six months ended March 31, 2019.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest expense	$456	$402
Deferred financing charges	79	71

Total interest expense	535	473
Other (income) expense, net	(112)	(43)

Total interest and other expense, net	$423	$430

During the three months ended March 31, 2019, we incurred interest expense of $0.5 million primarily comprised of interest expense from our revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $66.6 million under our revolving credit facility. This compares to interest expense of $0.5 million for the three months ended March 31, 2018, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.4 million under our revolving credit facility and an average unused line of credit balance of $63.4 million under our revolving credit facility.

	Six Months Ended March 31,
	2019	2018
	(In thousands)
Interest expense	$926	$772
Deferred financing charges	156	142

Total interest expense	1,082	914
Other (income) expense, net	(65)	(141)

Total interest and other expense, net	$1,017	$773

During the six months ended March 31, 2019, we incurred interest expense of $1.1 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.7 million under our revolving credit facility and an average unused line of credit balance of $64.8 million under our revolving credit facility. This compares to interest expense of $0.9 million for the six months ended March 31, 2018, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.4 million under our revolving credit facility and an average unused line of credit balance of $63.4 million under our revolving credit facility.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $2.3 million for the three months ended March 31, 2019, compared to income tax expense of $1.4 million for the three months ended March 31, 2018. We recorded income tax expense of $4.2 million for the six months ended March 31, 2019, compared to income tax expense of $33.6 million for the six months ended March 31, 2018.

For the six months ended March 31, 2018, our income tax expense included a preliminary charge of $31.5 million to re-measure our deferred tax assets and liabilities to reflect the impact of the new statutory tax rate enacted during the six months ended March 31, 2018. The Company completed its accounting for the income tax effects of the Tax Cuts and Jobs Act and fully recorded the impact in the year ended September 30, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements included in this report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our Condensed Consolidated Financial Statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the same time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates.

BACKLOG

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Remaining performance obligations	$424	$407	$326	$289
Agreements without an enforceable obligation (1)	149	131	156	103

Backlog	$573	$538	$482	$392

(1)

Our backlog contains signed agreements and letters of intent which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as needed basis. Additionally, electrical installation services for single-family housing at our Residential segment is completed on a short-term basis and is therefore excluded from backlog. In addition, certain service work is performed under master service agreements on an as-needed basis and is therefore excluded from backlog. Our backlog has increased from $482 million at September 30, 2018, to $573 million at March 31, 2019.

WORKING CAPITAL

During the six months ended March 31, 2019, working capital exclusive of cash increased by $12.1 million from September 30, 2018, reflecting a $10.3 million increase in current assets excluding cash and a $1.8 million decrease in current liabilities during the period.

During the six months ended March 31, 2019, our current assets exclusive of cash increased to $246.8 million, as compared to $236.4 million as of September 30, 2018. The increase primarily relates to a $9.4 million increase in accounts receivable. Days sales outstanding decreased to 60 at March 31, 2019, from 62 at September 30, 2018. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the six months ended March 31, 2019, our total current liabilities decreased by $1.8 million to $162.6 million, compared to $164.4 million as of September 30, 2018, primarily related to a decrease in both accounts payable and accrued liabilities and Billings in excess of costs and estimated earnings.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2019, the estimated cost to complete our bonded projects was approximately $77.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

We maintain a $100 million revolving credit facility with Wells Fargo. that matures August 9, 2021, pursuant to a Second Amended and Restated Credit and Security Agreement with Wells Fargo dated as of April 10, 2017, which was amended on July 14, 2017, August 2, 2017, and July 23, 2018 (as amended, the “Amended Credit Agreement”).

The Amended Credit Agreement contains customary affirmative, negative and financial covenants as well as events of default.

As of March 31, 2019, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

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

At March 31, 2019, our Liquidity was $87.9 million, our Excess Availability was $71.7 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 6.0:1.0. Because our Excess Availability at March 31, 2019, exceeded $30 million, we were not required to comply with minimum EBITDA financial covenant of the Amended Credit Agreement, which would have required that we have a minimum EBITDA for the four quarters ended March 31, 2019, of $35 million. Our EBITDA, as defined in the Amended Credit Agreement for the four quarters ended March 31, 2019, was $48.2 million.

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

At March 31, 2019, we had $6.6 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $20.2 million.

Operating Activities

Our cash flow from operations is not only influenced by cyclicality, demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to the seasonality that we experience in many regions of the country; however a seasonal decline in working capital may be offset by needs associated with higher growth or acquisitions.

Operating activities provided net cash of $9.4 million during the six months ended March 31, 2019, as compared to $11.2 million of net cash provided in the six months ended March 31, 2018. The decrease in operating cash flow resulted primarily from an increase in working capital at our Commercial & Industrial and Infrastructure Solutions segments, in support of growth in these businesses.

Investing Activities

Net cash used in investing activities was $3.9 million for the six months ended March 31, 2019, compared with $2.4 million for the six months ended March 31, 2018. We used cash of $3.9 million for purchases of fixed assets in the six months ended March 31, 2019. For the six months ended March 31, 2018, we used $2.3 million of cash for the purchase of fixed assets.

Financing Activities

Net cash used in financing activities for the six months ended March 31, 2019 was $15.6 million, compared with $1.3 million in the six months ended March 31, 2018. For the six months ended March 31, 2019, we used $10.0 million to repay a portion of our revolving credit facility. We also used $5.4 million to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation, as well as in conjunction with our stock repurchase plan. For the six months ended March 31, 2018, we used $1.2 million to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation, as well as in conjunction with our stock repurchase plan.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 235,954 shares pursuant to this program during the six months ended March 31, 2019. On May 2, 2019, our Board of Directors authorized, subject to consent of the lenders under our credit facility, the repurchase of up to an additional 1.0 million shares of our common stock under the stock repurchase program.

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

All of the long-term debt outstanding under our revolving credit facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our revolving credit facility as of March 31, 2019, would cause a $0.2 million pre-tax annual increase in interest expense.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 13, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2019:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan as of March 31, 2019
January 1, 2019 – January 31, 2019	147,617	$16.61	147,617	531,054
February 1, 2019 – February 28, 2019	40,103	$17.00	40,103	490,951
March 1, 2019 – March 31, 2019	3,722	$17.65	2,101	488,850

Total	191,442	$16.71	189,821	488,850

(1)

The total number of shares purchased includes shares purchased pursuant to the plan described in footnote (2) below. During the quarter ended March 31, 2019, 1,621 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of performance stock units issued to employees.

(2)

In 2015, our Board of Directors authorized a stock repurchase program for the purchase of up to 1.5 million shares of the Company’s common stock from time to time. On May 2, 2019, our Board of Directors authorized, subject to consent of the lenders under our credit facility, the repurchase of up to an additional 1.0 million shares of the Company’s common stock under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1 —	Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)

3.2 —	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

3.3 —	Amended and Restated Bylaws of IES Holdings, Inc., effective May 24, 2016. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 24, 2016)

Exhibit No.	Description

4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)

4.2 —	Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016)

10.1 —	Third Amendment, dated as of July 23, 2018, to Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018)

10.2 *—	Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016), dated February 6, 2019.(1)

10.3 *—	IES Holdings, Inc. Short-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March, 5, 2019)

10.4 *—	IES Holdings, Inc. Long-Term Incentive Plan Annual Grant Program. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March, 5, 2019)

10.5* —	Form of Cumulative Income Restricted Stock Award Agreement under the Company’s 2006 Equity Incentive Plan (as of February 9, 2016), dated March 4, 2019.(1)

10.6* —	Time-Based Restricted Stock Award Agreement, dated as of March 4, 2019, by and between IES Holdings, Inc. and Gary S. Matthews, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016).(1)

10.7* —	First Stock Price-Based Restricted Stock Award Agreement, dated as of March 4, 2019, by and between IES Holdings, Inc. and Gary S. Matthews, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016).(1)

10.8* —	Second Stock Price-Based Restricted Stock Award Agreement, dated as of March 4, 2019, by and between IES Holdings, Inc. and Gary S. Matthews, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016).(1)

10.9 *—	Employment Agreement between IES Holdings, Inc. and Gary S. Matthews, dated as of February 28, 2019.(1)

10.10* —	Transition Agreement and Release between IES Holdings, Inc. and Robert W. Lewey, dated as of March 9, 2019.(1)

10.11* —	Consulting Fee Agreement between IES Holdings, Inc. and Robert W. Lewey, dated as of March 9, 2019.(1)

10.12 —	Second Amendment, dated as of May 1, 2019, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016, between Tontine Associates, L.L.C. and IES Management ROO, LP.(1)

31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Gary S. Matthews, Chief Executive Officer (1)

31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (1)

Exhibit No.	Description

32.1 —	Section 1350 Certification of Gary S. Matthews, Chief Executive Officer (2)

32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (2)

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.
(2)	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2019.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)