Form 10-Q
period 2019-06-30
IES Holdings, Inc.
filed 2019-08-02
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (713) 860-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IESC	NASDAQ Global Market
Rights to Purchase Preferred Stock	IESC	NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 31, 2019, there were 21,216,036 shares of common stock outstanding.

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

You should understand that the foregoing, as well as other risk factors discussed in this document and those listed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including without limitation information concerning our controlling stockholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	June 30,	September 30,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,104	$26,247
Accounts receivable:
Trade, net of allowance of $949 and $868, respectively	176,527	151,578
Retainage	27,358	24,312
Inventories	24,350	20,966
Costs and estimated earnings in excess of billings	34,807	31,446
Prepaid expenses and other current assets	8,876	8,144
Total current assets	285,022	262,693
Property and equipment, net	26,410	25,364
Goodwill	50,622	50,702
Intangible assets, net	27,535	30,590
Deferred tax assets	43,424	46,580
Other non-current assets	5,351	6,065
Total assets	$438,364	$421,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	150,406	130,591
Billings in excess of costs and estimated earnings	35,859	33,826
Total current liabilities	186,265	164,417
Long-term debt	9,915	29,564
Other non-current liabilities	1,926	4,374
Total liabilities	198,106	198,355
Noncontrolling interest	3,245	3,232
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 21,218,854 and 21,205,536 outstanding, respectively	220	220
Treasury stock, at cost, 830,675 and 843,993 shares, respectively	(11,357)	(8,937)
Additional paid-in capital	192,389	196,810
Retained earnings	55,761	32,314
Total stockholders’ equity	237,013	220,407
Total liabilities and stockholders’ equity	$438,364	$421,994

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Revenues	$282,633	$232,576
Cost of services	236,236	190,039
Gross profit	46,397	42,537
Selling, general and administrative expenses	36,333	32,372
Contingent consideration	(163)	81
Gain on sale of assets	(8)	(5)
Operating income	10,235	10,089
Interest and other (income) expense:
Interest expense	451	513
Other (income) expense, net	(64)	(111)
Income from operations before income taxes	9,848	9,687
Provision for (benefit from) income taxes	(1,207)	1,038
Net income	11,055	8,649
Net income attributable to noncontrolling interest	(83)	(133)
Comprehensive income attributable to IES Holdings, Inc.	$10,972	$8,516

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.52	$0.40
Diluted	$0.52	$0.40

Shares used in the computation of earnings per share:
Basic	21,043,425	21,200,635
Diluted	21,301,235	21,331,883

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Revenues	$783,389	$636,553
Cost of services	652,156	527,112
Gross profit	131,233	109,441
Selling, general and administrative expenses	103,489	92,108
Contingent consideration	(278)	152
Loss (gain) on sale of assets	87	(39)
Operating income	27,935	17,220
Interest and other (income) expense:
Interest expense	1,533	1,427
Other (income) expense, net	(129)	(252)
Income from operations before income taxes	26,531	16,045
Provision for income taxes	3,036	34,622
Net income (loss)	23,495	(18,577)
Net income attributable to noncontrolling interest	(150)	(255)
Comprehensive income (loss) attributable to IES Holdings, Inc.	$23,345	$(18,832)

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$1.10	$(0.89)
Diluted	$1.09	$(0.89)

Shares used in the computation of earnings (loss) per share:
Basic	21,139,697	21,193,306
Diluted	21,382,178	21,193,306

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended June 30, 2019
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, March 31, 2019	22,049,529	$220	(667,682)	$(8,443)	$191,579	$44,789	$228,145
Acquisition of treasury stock	—	—	(162,993)	(2,914)	—	—	(2,914)
Non-cash compensation	—	—	—	—	810	—	810
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	10,972	10,972
BALANCE, June 30, 2019	22,049,529	$220	(830,675)	$(11,357)	$192,389	$55,761	$237,013

	Three Months Ended June 30, 2018
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, March 31, 2018	22,049,529	$220	(790,351)	$(8,108)	$196,835	$19,123	$208,070
Acquisition of treasury stock	—	—	(53,642)	(829)	—	—	(829)
Non-cash compensation	—	—	—	—	(284)	—	(284)
Net income attributable to IES Holdings, Inc.	—	—	—	—		8,516	8,516
BALANCE, June 30, 2018	22,049,529	$220	(843,993)	$(8,937)	$196,551	$27,639	$215,473

	Nine Months Ended June 30, 2019
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, September 30, 2018	22,049,529	$220	(843,993)	$(8,937)	$196,810	$32,314	$220,407
Issuances under compensation plans	—	—	216,679	2,323	(2,323)	—	—
Grants under compensation plan	—	—	283,195	3,582	(3,582)	—	—
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	102	102
Acquisition of treasury stock	—	—	(486,556)	(8,325)	—	—	(8,325)
Non-cash compensation	—	—		—	1,484	—	1,484
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	23,345	23,345
BALANCE, June 30, 2019	22,049,529	$220	(830,675)	$(11,357)	$192,389	$55,761	$237,013

	Nine Months Ended June 30, 2018
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, September 30, 2017	22,049,529	$220	(712,554)	$(6,898)	$196,955	$46,427	$236,704
Grants under compensation plans	—	—	520	5	(5)	—	—
Acquisition of treasury stock	—	—	(133,459)	(2,059)	—	—	(2,059)
Options exercised	—	—	1,500	15	(4)	—	11
Non-cash compensation	—	—	—	—	(395)	—	(395)
Decrease in noncontrolling interest	—	—	—	—	—	44	44
Net loss attributable to IES Holdings, Inc.	—	—	—	—	—	(18,832)	(18,832)
BALANCE, June 30, 2018	22,049,529	$220	(843,993)	$(8,937)	$196,551	$27,639	$215,473

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,495	$(18,577)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	209	250
Deferred financing cost amortization	236	214
Depreciation and amortization	7,200	6,706
Loss (gain) on sale of assets	87	(39)
Non-cash compensation expense	1,484	(395)
Deferred income taxes	3,036	34,622
Changes in operating assets and liabilities:
Accounts receivable	(25,158)	4,992
Inventories	(3,491)	(1,721)
Costs and estimated earnings in excess of billings	(3,362)	(8,990)
Prepaid expenses and other current assets	(3,567)	(1,645)
Other non-current assets	(869)	270
Accounts payable and accrued expenses	20,132	(6,862)
Billings in excess of costs and estimated earnings	1,979	(4,019)
Other non-current liabilities	(1,114)	172
Net cash provided by operating activities	20,297	4,978
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,172)	(3,383)
Proceeds from sale of assets	68	107
Cash paid in conjunction with business combinations	—	(5,981)
Net cash used in investing activities	(5,104)	(9,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	22,468	99
Repayments of debt	(42,342)	(136)
Distribution to noncontrolling interest	(137)	(235)
Purchase of treasury stock	(8,325)	(2,058)
Options exercised	—	11
Net cash used in financing activities	(28,336)	(2,319)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,143)	(6,598)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of period	26,247	28,290
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$13,104	$21,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,405	$1,227
Cash paid for income taxes (net)	$1,321	$2,313

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

Noncontrolling Interest

In connection with our acquisitions of STR Mechanical, LLC (“STR Mechanical”) in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at June 30, 2019, the redemption amount would have been $2,446. For the nine months ended June 30, 2018, we recorded an increase to retained earnings of $44 to decrease the carrying amount of the noncontrolling interest in STR Mechanical to the balance determined under ASC 810, as, if it had been redeemable at June 30, 2018, the redemption amount would have been less than the carrying amount.

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

Income Taxes

For the nine months ended June 30, 2019, our effective tax rate differed from the statutory rate as a result of a benefit of $4,020 related to the recognition of previously unrecognized tax benefits. In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory tax rate for fiscal 2018 was a blended rate of 24.53% and decreased to 21% in 2019. For the nine months ended June 30, 2018, our effective tax rate differed from the statutory tax rate as a result of a charge of $31,506 to re-measure our deferred tax assets and liabilities to reflect the impact of the new statutory tax rate, slightly offset by a benefit of $1,840 related to the reversal of unrecognized tax benefits. The Company completed its accounting for the income tax effects of the Act and fully recorded the impact in the year ended September 30, 2018.

Accounting Standards Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability on our Balance Sheet for all leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will be accounted for similar to current capital leases. ASU 2016-02 becomes effective for the fiscal year ended September 30, 2020. We are currently evaluating the impact it will have on our Condensed Consolidated Financial Statements. We anticipate the adoption will result in a significant amount of lease right-of-use assets and corresponding lease liabilities being recorded on our balance sheets. We plan to adopt this standard on October 1, 2019 and will apply the transition method that allows the recognition of a cumulative-effect adjustment to retained earnings on such date.

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses, with further clarifications made in April 2019 and May 2019 with the issuances of Accounting Standard Updates No. 2019-04 and 2019-05. This update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted. We are currently evaluating the impact it will have on our Condensed Consolidated Financial Statements. We plan to adopt this standard on October 1, 2020.

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

We do not expect ASU 2018-07 or ASU 2018-13 to have a material effect on our Condensed Consolidated Financial Statements and

we plan to adopt these standards on October 1, 2019 and October 1, 2020, respectively.

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

We adopted the new revenue recognition standard on October 1, 2018 (“Adoption Date”), using the modified retrospective method, which provides for a cumulative effect adjustment to beginning fiscal 2019 retained earnings for uncompleted contracts impacted by the adoption. We recorded an adjustment of $102 to beginning fiscal 2019 retained earnings as a result of adoption of the new standard. The changes to the method and/or timing of our revenue recognition associated with the new standard primarily affect revenue recognition within our Infrastructure Solutions segment for which, as of October 1, 2018, certain of our contracts do not qualify for revenue recognition over time. In addition, we have now combined in process contracts that historically had been accounted for as separate contracts in cases where those contracts meet the criteria for combination of contracts under the new standard, and we now capitalize certain commissions which were previously expensed when incurred. The impact on our results for the three and nine months ended June 30, 2019, of applying the new standard to our contracts was not material.

Consistent with our adoption method, the comparative prior period information for the three and nine months ended June 30, 2018, continues to be reported using the previous accounting standards in effect for the period presented. We have elected to utilize the modified retrospective transition practical expedient that allows us to evaluate the impact of contract modifications as of the Adoption Date rather than evaluating the impact of the modifications at the time they occurred prior to the Adoption Date.

See Note 3, “Revenue Recognition” for additional discussion of our revenue recognition accounting policies and expanded disclosures.

In January 2016, the FASB issued Accounting Standard Update No. 2016‑01, Financial Instruments. This standard is associated with the recognition and measurement of financial assets and liabilities, with further clarifications made in February 2018 with the issuance of Accounting Standard Update No. 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Our adoption of this standard on October 1, 2018 had no impact on our Condensed Consolidated Financial Statements.

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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. and its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 57.4 percent of the Company’s outstanding common stock according to a Form 4 filed with the SEC by Tontine on July 3, 2019. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership of IES could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of the Company’s net operating losses (“NOLs”) for federal and state income tax purposes. On November 8, 2016, the Company implemented a new tax benefit protection plan (the “NOL Rights Plan”). The NOL Rights Plan was designed to deter an acquisition of the Company's stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of ownership or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our severance arrangements.

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

The Company is party to a sublease agreement with Tontine Associates, L.L.C. for corporate office space in Greenwich, Connecticut. On May 1, 2019, the sublease was extended for a six month term expiring December 31, 2019, with an increase in the monthly rent to $9, reflecting the increase paid by Tontine Associates, L.L.C. to its landlord. The lease has terms at market rates, and payments by the Company are at a rate consistent with that paid by Tontine Associates, L.L.C. to its landlord.

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

Costs of Obtaining a Contract

In certain of our operations, we incur commission costs related to entering into a contract that we only incurred because of that contract. When this occurs, we capitalize that cost and amortize it over the expected term of the contract. At June 30, 2019, we had capitalized commission costs of $96.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. When significant pre‑contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated 2019 and 2018 revenue was derived from the following service activities. See details in the following tables:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Commercial & Industrial	$75,370	$78,156	$227,928	$196,747
Communications	90,438	54,368	230,200	159,071
Infrastructure Solutions
Industrial Services	12,339	11,417	36,707	32,874
Custom Power Solutions	23,770	13,439	63,331	37,533
Total	36,109	24,856	100,038	70,407
Residential
Single-family	54,200	51,028	156,168	139,235
Multi-family and Other	26,516	24,168	69,055	71,093
Total	80,716	75,196	225,223	210,328
Total Revenue	$282,633	$232,576	$783,389	$636,553

	Three Months Ended June 30, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$70,917	$65,219	$29,925	$80,716	$246,777
Time-and-material	4,453	25,219	6,184	—	35,856
Total revenue	$75,370	$90,438	$36,109	$80,716	$282,633

	Three Months Ended June 30, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$68,762	$42,927	$19,865	$75,196	$206,750
Time-and-material	9,394	11,441	4,991	—	25,826
Total revenue	$78,156	$54,368	$24,856	$75,196	$232,576

	Nine Months Ended June 30, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$213,214	$162,650	$87,566	$225,223	$688,653
Time-and-material	14,714	67,550	12,472	—	94,736
Total revenue	$227,928	$230,200	$100,038	$225,223	$783,389

	Nine Months Ended June 30, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$175,866	$124,428	$60,172	$210,328	$570,794
Time-and-material	20,881	34,643	10,235	—	65,759
Total revenue	$196,747	$159,071	$70,407	$210,328	$636,553

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of June 30, 2019, Accounts receivable included $10,617 of unbilled receivables for which we have an unconditional right to bill.

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

The net asset (liability) position for contracts in process consisted of the following:

	June 30,	September 30,
	2019	2018
Costs and estimated earnings on uncompleted contracts	$720,469	$539,226
Less: Billings to date and unbilled accounts receivable	(721,521)	(541,606)
	$(1,052)	$(2,380)

The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	June 30,	September 30,
	2019	2018
Costs and estimated earnings in excess of billings	$34,807	$31,446
Billings in excess of costs and estimated earnings	(35,859)	(33,826)
	$(1,052)	$(2,380)

During the three months ended June 30, 2019, and 2018, we recognized revenue of $18,472 and $15,076 related to our contract liabilities at April 1, 2019 and 2018, respectively. During the nine months ended June 30, 2019, and 2018, we recognized revenue of $28,816 and $28,627 related to our contract liabilities at October 1, 2018 and 2017, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the three and nine months ended June 30, 2019 or 2018.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At June 30, 2019, we had remaining performance obligations of $487. The Company expects to recognize revenue on approximately $387 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the three and nine months ended June 30, 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

4.  DEBT

At June 30, 2019, and September 30, 2018, our long-term debt of $9,915 and $29,564, respectively, primarily related to amounts drawn on our revolving credit facility. Our weighted-average annual interest rate on these borrowings was 4.48% at June 30, 2019, and 3.86% at September 30, 2018. At June 30, 2019, we also had $6,551 in outstanding letters of credit and total availability of $85,024 under our revolving credit facility without violating our financial covenants.

Pursuant to our Second Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A. (as amended, the “Credit Agreement”), the Company is subject to the financial or other covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2018.

Effective May 20, 2019, the Company entered into a Fourth Amendment to the Credit Agreement, which permits the Company to repurchase up to 1.0 million additional shares of common stock pursuant to its previously authorized stock repurchase program for an aggregate purchase price (including for any remaining shares under the previous share repurchase authorization) not to exceed $25,000. There have been no other changes to the financial or other covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2018. The Company was in compliance with the financial covenants as of June 30, 2019.

At June 30, 2019, the carrying value of amounts outstanding on our revolving credit facility approximated fair value, as debt incurs interest at a variable rate. The fair value of the debt is classified as a Level 2 measurement.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and nine months ended June 30, 2019, and 2018:

	Three Months Ended June 30,
	2019	2018
Numerator:
Net income attributable to common stockholders of IES Holdings, Inc.	$10,826	$8,513
Net income attributable to restricted stockholders of IES Holdings, Inc.	146	3
Net income attributable to IES Holdings, Inc.	$10,972	$8,516

Denominator:
Weighted average common shares outstanding — basic	21,043,425	21,200,635
Effect of dilutive stock options and non-vested restricted stock	257,810	131,248
Weighted average common and common equivalent shares outstanding — diluted	21,301,235	21,331,883

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.52	$0.40
Diluted	$0.52	$0.40

	Nine Months Ended June 30,
	2019	2018
Numerator:
Net income (loss) attributable to common stockholders of IES Holdings, Inc.	$23,210	$(18,788)
Decrease in noncontrolling interest	—	(44)
Net income (loss) attributable to restricted stockholders of IES Holdings, Inc.	135	—
Net income (loss) attributable to IES Holdings, Inc.	$23,345	$(18,832)

Denominator:
Weighted average common shares outstanding — basic	21,139,697	21,193,306
Effect of dilutive stock options and non-vested restricted stock	242,481	—
Weighted average common and common equivalent shares outstanding — diluted	21,382,178	21,193,306

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$1.10	$(0.89)
Diluted	$1.09	$(0.89)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the nine months ended June 30, 2018. The number of potential anti-dilutive shares excluded from the calculation was 211,669 shares. For the three months ended June 30, 2018, and the three and nine months ended June 30, 2019, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three and nine months ended June 30, 2019, and 2018 is as follows:

	Three Months Ended June 30, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$75,370	$90,438	$36,109	$80,716	$—	$282,633
Cost of services	69,171	75,044	27,671	64,350	—	236,236
Gross profit	6,199	15,394	8,438	16,366	—	46,397
Selling, general and administrative	6,827	8,406	4,937	11,812	4,351	36,333
Contingent consideration	—	—	(163)	—	—	(163)
Loss (gain) on sale of assets	(4)	—	(4)	—	—	(8)
Operating income (loss)	(624)	6,988	3,668	4,554	(4,351)	10,235
Other data:
Depreciation and amortization expense	$652	$339	$1,122	$218	$23	$2,354
Capital expenditures	$507	$74	$311	$329	$22	$1,243
Total assets	$81,693	$111,270	$118,143	$57,866	$69,392	$438,364

	Three Months Ended June 30, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$78,156	$54,368	$24,856	$75,196	$—	$232,576
Cost of services	67,839	43,436	18,701	60,063	—	190,039
Gross profit	10,317	10,932	6,155	15,133	—	42,537
Selling, general and administrative	6,980	7,193	4,568	10,941	2,690	32,372
Contingent consideration	—	—	81	—	—	81
Loss (gain) on sale of assets	(6)	—	1	—	—	(5)
Operating income (loss)	3,343	3,739	1,505	4,192	(2,690)	10,089
Other data:
Depreciation and amortization expense	$548	$595	$1,120	$156	$18	$2,437
Capital expenditures	$715	$119	$112	$110	$—	$1,056
Total assets	$86,012	$67,270	$102,233	$52,500	$87,948	$395,963

	Nine Months Ended June 30, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$227,928	$230,200	$100,038	$225,223	$—	$783,389
Cost of services	204,263	190,895	78,227	178,771	—	652,156
Gross profit	23,665	39,305	21,811	46,452	—	131,233
Selling, general and administrative	20,906	23,006	14,103	34,136	11,338	103,489
Contingent consideration	—	—	(278)	—	—	(278)
Loss (gain) on sale of assets	(8)	—	97	(2)	—	87
Operating income (loss)	2,767	16,299	7,889	12,318	(11,338)	27,935
Other data:
Depreciation and amortization expense	$1,907	$1,180	$3,391	$644	$78	$7,200
Capital expenditures	$1,974	$767	$1,133	$1,174	$124	$5,172
Total assets	$81,693	$111,270	$118,143	$57,866	$69,392	$438,364

	Nine Months Ended June 30, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$196,747	$159,071	$70,407	$210,328	$—	$636,553
Cost of services	175,066	129,667	54,543	167,836	—	527,112
Gross profit	21,681	29,404	15,864	42,492	—	109,441
Selling, general and administrative	19,624	19,478	13,762	30,995	8,249	92,108
Contingent consideration	—	—	152	—	—	152
Loss (gain) on sale of assets	(35)	(9)	6	(1)	—	(39)
Operating income (loss)	2,092	9,935	1,944	11,498	(8,249)	17,220
Other data:
Depreciation and amortization expense	$1,632	$1,030	$3,503	$452	$89	$6,706
Capital expenditures	$1,638	$592	$457	$696	$—	$3,383
Total assets	$86,012	$67,270	$102,233	$52,500	$87,948	$395,963

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 847,891 shares were available for issuance at June 30, 2019.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, authorized the repurchase of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 162,993 and 398,947 shares, respectively, of our common stock during the three and nine months ended June 30, 2019, in open market transactions at an average price of $17.88 and $17.11, respectively, per share. We repurchased 20,810 and 100,627 shares of our common stock during the three and nine months ended June 30, 2018, in open market transactions at an average price of $15.45 and $15.41 per share.

Treasury Stock

During the nine months ended June 30, 2019, we issued 212,688 shares of common stock from treasury stock to employees and repurchased 87,609 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 398,947 shares of common stock on the open market pursuant to our stock repurchase program. We issued 3,991 shares of treasury stock as payment for outstanding phantom stock units that vested upon the departure of the Company’s President and issued 283,195 shares out of treasury stock for restricted shares granted upon the appointment of the Company’s Chief Executive Officer (“CEO”) in March 2019.

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

Restricted Stock

On March 4, 2019, we granted 283,195 restricted shares, pursuant to four award agreements, in conjunction with the appointment of the Company’s CEO. These awards include restricted shares subject to the achievement of specified levels of cumulative net income before taxes or specified stock price levels, as well as shares that vest based on the passage of time. During the three and nine months ended June 30, 2019, we recognized $333 and $443, respectively, in compensation expense related to these restricted stock awards. During the three and nine months ended June 30, 2018, we recognized $11 and $256, respectively, in compensation expense related to restricted stock awards granted in prior years. At June 30, 2019, the unamortized compensation cost related to outstanding unvested restricted stock was $3,352.

Phantom Stock Units

Director phantom stock units (“Director PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These Director PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors or upon a change of control. We record compensation expense for the full value of the grant on the date of grant. During the three months ended June 30, 2019, and 2018, we recognized $100 and $49, respectively, in compensation expense related to these grants. During the nine months ended June 30, 2019, and 2018, we recognized $200 and $140, respectively, in compensation expense related to these grants.

Performance Based Phantom Stock Units

A performance based phantom stock unit (a “PPSU”) is a contractual right to receive one share of the Company’s common stock upon the achievement of certain specified performance objectives and continued performance of services. On February 6, 2019, the Company granted an additional 230,274 PPSUs, of which 59,924 shares were subsequently forfeited in conjunction with the departure of the Company’s President. At June 30, 2019, the Company had outstanding an aggregate of 170,350 PPSUs.

During the three and nine months ended June 30, 2019, we recognized $427 and $892 in compensation expense, respectively, related to these grants. During the three and nine months ended June 30, 2018, we recognized a benefit to compensation expense of $343 and $792, respectively, related to these grants. This benefit was the result of a reduction in the estimated number of units deemed probable of vesting based on the projected achievement of specified performance objectives.

8. SECURITIES AND EQUITY INVESTMENTS

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable and a loan agreement. We believe that the carrying value of these financial instruments in the accompanying Condensed Consolidated Balance Sheets approximates their fair value due to their short-term nature. At June 30, 2019, and September 30, 2018, we carried a cost method investment at $408 and $558, respectively, which is equal to our cost less impairment.

9. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees and full-time employees of participating subsidiaries are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. During the three months ended June 30, 2019, and 2018, we recognized $538 and $466, respectively, in matching expense. During the nine months ended June 30, 2019, and 2018, we recognized $1,561 and $1,380, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $710 and $755 recorded as of June 30, 2019, and September 30, 2018, respectively, related to such plans.

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
At June 30, 2019, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, and September 30, 2018, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	June 30, 2019
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$773	$773	$—
Executive savings plan liabilities	(656)	(656)	—
Contingent consideration	(108)	—	(108)
Total	$9	$117	$(108)

	September 30, 2018
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$747	$747	$—
Executive savings plan liabilities	(631)	(631)	—
Contingent consideration	(680)	—	(680)
Total	$(564)	$116	$(680)

In fiscal years 2016, 2017 and 2018, we entered into contingent consideration arrangements related to certain acquisitions. At June 30, 2019, we estimated the fair value of these contingent consideration liabilities at $108. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2018	$680
Settlements	(295)
Net adjustments to fair value	(277)
Fair value at June 30, 2019	$108

11. INVENTORY

Inventories consist of the following components:

	June 30,	September 30,
	2019	2018
Raw materials	$4,447	$4,453
Work in process	6,171	5,168
Finished goods	1,726	1,746
Parts and supplies	12,006	9,599
Total inventories	$24,350	$20,966

12. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a progression of goodwill by segment for the nine months ended June 30, 2019:

	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Goodwill at September 30, 2018	$6,976	$2,816	$30,931	$9,979	$50,702
Divestitures (See Note 14)	—	—	(119)	—	(119)
Adjustments	—	—	—	39	39
Goodwill at June 30, 2019	$6,976	$2,816	$30,812	$10,018	$50,622

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)	June 30, 2019
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$5,084	$(1,163)	$3,921
Technical library	20	400	(116)	284
Customer relationships	6-15	33,539	(10,256)	23,283
Non-competition arrangements	5	40	(7)	33
Backlog	1	378	(362)	16
Construction contracts	1	221	(223)	(2)
Total intangible assets		$39,662	$(12,127)	$27,535

	Estimated Useful Lives (in Years)	September 30, 2018
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$5,084	$(831)	$4,253
Technical library	20	400	(101)	299
Customer relationships	6-15	33,539	(7,870)	25,669
Non-competition arrangements	5	40	(1)	39
Backlog	1	378	(176)	202
Construction contracts	1	2,184	(2,056)	128
Total intangible assets		$41,625	$(11,035)	$30,590

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

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2019, and September 30, 2018, we had $6,218 and $6,202, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of June 30, 2019, and September 30, 2018, we had $97 and $171, respectively, reserved for these claims. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2019, and September 30, 2018, $6,351 and $6,101, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of June 30, 2019, the estimated cost to complete our bonded projects was approximately $89,753. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At June 30, 2019, and September 30, 2018, $200 and $508, respectively, of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2019, we had no such material commitments.

14. BUSINESS COMBINATIONS AND DIVESTITURES

In March 2019, our management committed to a plan for the sale of substantially all of the operating assets at one of our operating facilities within the Infrastructure Solutions segment. In connection with the plan, we allocated $119 of goodwill to the disposal group. In conjunction with the write down of these assets to their net realizable value of $450, we recognized a loss of $101, recorded within “Loss (gain) on sale of assets” within our Condensed Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2019. The sale of these assets to a third party was completed in May 2019.

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

OVERVIEW

Executive Overview

Please refer to Part I, Item 1. “Business” of our Annual Report on Form 10-K for the year ended September 30, 2018, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, is a holding company that owns and manages operating subsidiaries, comprised of providers of industrial products and infrastructure services, to a variety of end markets. Our operations are currently organized into four principal business segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential.

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

	Three Months Ended June 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$282,633	100.0%	$232,576	100.0%
Cost of services	236,236	83.6%	190,039	81.7%
Gross profit	46,397	16.4%	42,537	18.3%
Selling, general and administrative expenses	36,333	12.9%	32,372	13.9%
Contingent consideration	(163)	(0.1)%	81	—%
Gain on sale of assets	(8)	—%	(5)	—%
Operating income	10,235	3.6%	10,089	4.3%
Interest and other (income) expense, net	387	0.1%	402	0.2%
Income from operations before income taxes	9,848	3.5%	9,687	4.2%
Provision for income taxes	(1,207)	(0.4)%	1,038	0.4%
Net income	11,055	3.9%	8,649	3.7%
Net income attributable to noncontrolling interest	(83)	—%	(133)	(0.1)%
Net income attributable to IES Holdings, Inc.	$10,972	3.9%	$8,516	3.7%

Consolidated revenues for the three months ended June 30, 2019, were $50.1 million higher than for the three months ended June 30, 2018, an increase of 21.5%, with increases at our Communications, Infrastructure Solutions, and Residential segments, driven by strong demand. Revenues decreased at our Commercial & Industrial segment, where many of our markets remain highly competitive.

Consolidated gross profit for the three months ended June 30, 2019, increased $3.9 million compared with the three months ended June 30, 2018. Our overall gross profit percentage decreased to 16.4% during the three months ended June 30, 2019, as compared to 18.3% during the three months ended June 30, 2018. Gross profit as a percentage of revenue decreased at each of our segments, with the exception of our Residential segment. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended June 30, 2019, our selling, general and administrative expenses were $36.3 million, an increase of $4.0 million, or 12.2%, over the three months ended June 30, 2018, driven by increased personnel costs at our operating segments in connection with their growth. This increase also includes an increase in stock based compensation expenses at the Corporate level. However, selling, general and administrative expense as a percent of revenue decreased from 13.9% for the three months ended June 30, 2018, to 12.9% for the three months ended June 30, 2019, as we benefited from the increased scale of our operations.

	Nine Months Ended June 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$783,389	100.0%	$636,553	100.0%
Cost of services	652,156	83.2%	527,112	82.8%
Gross profit	131,233	16.8%	109,441	17.2%
Selling, general and administrative expenses	103,489	13.2%	92,108	14.5%
Contingent consideration	(278)	—%	152	—%
Loss (gain) on sale of assets	87	—%	(39)	—%
Operating income	27,935	3.6%	17,220	2.7%
Interest and other (income) expense, net	1,404	0.2%	1,175	0.2%
Income from operations before income taxes	26,531	3.4%	16,045	2.5%
Provision for income taxes (1)	3,036	0.4%	34,622	5.4%
Net income (loss)	23,495	3.0%	(18,577)	(2.9)%
Net income attributable to noncontrolling interest	(150)	—%	(255)	—%
Net income (loss) attributable to IES Holdings, Inc.	$23,345	3.0%	$(18,832)	(3.0)%
(1) 2018 includes a charge of $31.5 million to re-measure our net deferred tax assets in connection with the Tax Cuts and Jobs Act.

Consolidated revenues for the nine months ended June 30, 2019, were $146.8 million higher than for the nine months ended June 30, 2018, an increase of 23.1%, with increases at all of our operating segments, driven by strong demand.

Our overall gross profit percentage decreased to 16.8% during the nine months ended June 30, 2019, as compared to 17.2% during the nine months ended June 30, 2018. Gross profit as a percentage of revenue increased at our Residential segment, but decreased slightly at each of our other segments. See further discussion below of changes in gross margin for our individual segments.

During the nine months ended June 30, 2019, our selling, general and administrative expenses were $103.5 million, an increase of $11.4 million, or 12.4%, over the nine months ended June 30, 2018, driven by increased personnel costs at our operating segments in connection with their growth. This increase also includes a $3.1 million increase in expenses at the corporate level, related to a severance payment to our outgoing President, as well as an increase in stock-based compensation expense. However, selling, general and administrative expense as a percent of revenue decreased from 14.5% for the nine months ended June 30, 2018, to 13.2% for the nine months ended June 30, 2019, as we benefited from the increased scale of our operations.

Commercial & Industrial

	Three Months Ended June 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$75,370	100.0%	$78,156	100.0%
Cost of services	69,171	91.8%	67,839	86.8%
Gross profit	6,199	8.2%	10,317	13.2%
Selling, general and administrative expenses	6,827	9.1%	6,980	8.9%
Gain on sale of assets	(4)	—%	(6)	—%
Operating income	(624)	(0.8)%	3,343	4.3%

Revenue. Revenues in our Commercial & Industrial segment decreased $2.8 million, or 3.6%, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The decrease was largely driven by a reduction in time-and-material work, as well as a lower volume of large, industrial jobs in the Southeastern U.S. Several large projects underway during the three months ended June 30, 2018 have since been completed, and the timing of our customers' capital spending needs can cause variations in revenue from quarter to quarter. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2019, decreased by $4.1 million, as compared to the three months ended June 30, 2018. The decrease is due to the reduction in volumes, as well as project inefficiencies at our Nebraska branch driven by weather and other factors. Gross margin as a percent of revenue decreased 5.0% to 8.2% during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, as a result of a reduction in efficiency, as well as the reduction in volumes resulting in a higher rate of fixed overhead costs as a percentage of revenue.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2019, decreased $0.2 million, or 2.2%, compared to the three months ended June 30, 2018. Selling, general and administrative expenses as a percentage of revenues increased 0.2% to 9.1% during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

	Nine Months Ended June 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$227,928	100.0%	$196,747	100.0%
Cost of services	204,263	89.6%	175,066	89.0%
Gross profit	23,665	10.4%	21,681	11.0%
Selling, general and administrative expenses	20,906	9.2%	19,624	10.0%
Gain on sale of assets	(8)	—%	(35)	—%
Operating income	2,767	1.2%	2,092	1.1%

Revenue. Revenues in our Commercial & Industrial segment increased $31.2 million during the nine months ended June 30, 2019, an increase of 15.8% compared to the nine months ended June 30, 2018. The increase in revenue over this period was driven by an increase in large, agricultural and other projects in the Midwest. The market for this segment’s services in many geographic regions remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2019, increased by $2.0 million, or 9.2%, as compared to the nine months ended June 30, 2018. We did benefit from higher volumes; however, these benefits were partly offset by certain project inefficiencies in the quarter ended June 30, 2019. As a percentage of revenue, gross profit decreased slightly, from 11.0% for the nine months ended June 30, 2018, to 10.4% for the nine months ended June 30, 2019 as a result of some project inefficiencies.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2019, increased $1.3 million, or 6.5%, compared to the nine months ended June 30, 2018, but decreased 0.8% as a percentage of revenue, as we benefited from the increased scale of our operations.

Communications

	Three Months Ended June 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$90,438	100.0%	$54,368	100.0%
Cost of services	75,044	83.0%	43,436	79.9%
Gross profit	15,394	17.0%	10,932	20.1%
Selling, general and administrative expenses	8,406	9.3%	7,193	13.2%
Operating income	6,988	7.7%	3,739	6.9%

Revenue. Our Communications segment’s revenues increased by $36.1 million during the three months ended June 30, 2019, or 66.3%, compared to the three months ended June 30, 2018. The increase primarily resulted from increased demand driven by several of our large data center customers. Revenues in our Communications segment can vary from quarter to quarter based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2019, increased by $4.5 million compared to the three months ended June 30, 2018. While total gross profit increased in connection with higher volumes, gross profit as a percentage of revenue decreased, as we took on a larger proportion of cost-plus arrangements. These arrangements provide us with a reimbursement for our costs plus a markup, and are typically lower margin, but also lower risk, as compared with our fixed-cost arrangements.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $1.2 million, or 16.9%, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase is a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation expense in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased 3.9% to 9.3% of segment revenue during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, as we benefited from the increased scale of our operations.

	Nine Months Ended June 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$230,200	100.0%	$159,071	100.0%
Cost of services	190,895	82.9%	129,667	81.5%
Gross profit	39,305	17.1%	29,404	18.5%
Selling, general and administrative expenses	23,006	10.0%	19,478	12.2%
Gain on sale of assets	—	—%	(9)	—%
Operating income	16,299	7.1%	9,935	6.2%

Revenue. Our Communications segment revenues increased by $71.1 million during the nine months ended June 30, 2019, or 44.7% compared to the nine months ended June 30, 2018. The increase primarily resulted from increased demand from several of our data center customers. Revenues in our Communications segment can vary from quarter to quarter based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2019, increased $9.9 million, or 33.7%, as compared to the nine months ended June 30, 2018. While total gross profit increased in connection with higher volumes, gross profit as a percentage of revenue decreased, as we took on a larger proportion of cost-plus arrangements. These arrangements provide us with a reimbursement for our costs plus a markup, and are typically lower margin, but also lower risk, as compared with our fixed-cost arrangements.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $3.5 million, or 18.1%, during the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018. The increase is a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation expense in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased by 2.2% to 10.0% of segment revenue during the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018, as we benefited from the increased scale of our operations.

Infrastructure Solutions

	Three Months Ended June 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$36,109	100.0%	$24,856	100.0%
Cost of services	27,671	76.6%	18,701	75.2%
Gross profit	8,438	23.4%	6,155	24.8%
Selling, general and administrative expenses	4,937	13.7%	4,568	18.4%
Contingent consideration	(163)	(0.5)%	81	0.3%
Loss on sale of assets	(4)	—%	1	—%
Operating income	3,668	10.2%	1,505	6.1%

Revenue. Revenues in our Infrastructure Solutions segment increased $11.3 million during the three months ended June 30, 2019, an increase of 45.3% compared to the three months ended June 30, 2018. The increase in revenue was driven primarily by our generator enclosure business, driven by increased demand for enclosures to be used at data centers.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended June 30, 2019, increased $2.3 million as compared to the three months ended June 30, 2018, primarily as a result of the increase in volume. However, gross profit as a percentage of revenue decreased 1.4% to 23.4%, as the manufacture of generator enclosures continues to grow as a proportion of our business. While margins on generation enclosures are improving, they are typically lower than margins in our motor repair business.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended June 30, 2019, increased by $0.4 million compared to the three months ended June 30, 2018, primarily as a result of increased health care costs. Selling, general and administrative expense as a percent of revenue decreased from 18.4% to 13.7%, as we were able to scale our business effectively without adding significant general and administrative expense.

	Nine Months Ended June 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$100,038	100.0%	$70,407	100.0%
Cost of services	78,227	78.2%	54,543	77.5%
Gross profit	21,811	21.8%	15,864	22.5%
Selling, general and administrative expenses	14,103	14.1%	13,762	19.5%
Contingent consideration	(278)	(0.3)%	152	0.2%
Loss on sale of assets	97	0.1%	6	—%
Operating income	7,889	7.9%	1,944	2.8%

Revenue. Revenues in our Infrastructure Solutions segment increased $29.6 million during the nine months ended June 30, 2019, an increase of 42.1% compared to the nine months ended June 30, 2018. The increase in revenue relates primarily to our bus duct and enclosure business, driven by increased demand for enclosures to be used at data centers, as well as an increase in revenue from our motor repair business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the nine months ended June 30, 2019, increased $5.9 million as compared to the nine months ended June 30, 2018, primarily as a result of increased volumes. Gross profit as a percentage of revenues decreased 0.7% to 21.8% for the nine months ended June 30, 2019, largely as the result of a change in the mix of work performed. Our generator enclosure business generally has lower margins than our motor repair business, and the sale of generator enclosures now makes up a greater proportion of our revenue as compared with the prior year.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the nine months ended June 30, 2019, increased by $0.3 million compared to the nine months ended June 30, 2018, primarily as a result of increased health care costs. However, selling, general and administrative expense as a percent of revenue decreased from 19.5% for the nine months ended June 30, 2018 to 14.1% for the nine months ended June 30, 2019, as we were able to scale our business effectively without adding significant general and administrative expense.

Residential

	Three Months Ended June 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$80,716	100.0%	$75,196	100.0%
Cost of services	64,350	79.7%	60,063	79.9%
Gross profit	16,366	20.3%	15,133	20.1%
Selling, general and administrative expenses	11,812	14.6%	10,941	14.5%
Operating income	4,554	5.6%	4,192	5.6%

Revenue. Our Residential segment’s revenues increased by $5.5 million during the three months ended June 30, 2019, an increase of 7.3% as compared to the three months ended June 30, 2018. The increase is driven by both our single-family and multi-family business, where revenues each increased by $3.3 million for the three months ended June 30, 2019, compared with the three months ended June 30, 2018. These increases were partly offset by a $1.0 million decrease in solar and cable service business for the three months ended June 30, 2019, compared with the same period in the prior year.

Gross Profit. During the three months ended June 30, 2019, our Residential segment's gross profit increased by $1.2 million, or 8.1%, as compared to the three months ended June 30, 2018. The increase in gross profit was driven primarily by higher volumes. Gross margin as a percentage of revenue increased 0.2% to 20.3% during the quarter ended June 30, 2019, as compared with the quarter ended June 30, 2018, as we benefited from the increased scale of our operations.

Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expense increased by $0.9 million, or 8.0%, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily as a result of higher incentive compensation expense in connection with higher profitability. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased slightly to 14.6% of segment revenue during the three months ended June 30, 2019, compared to 14.5% in the three months ended June 30, 2018.

	Nine Months Ended June 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$225,223	100.0%	$210,328	100.0%
Cost of services	178,771	79.4%	167,836	79.8%
Gross profit	46,452	20.6%	42,492	20.2%
Selling, general and administrative expenses	34,136	15.2%	30,995	14.7%
Gain on sale of assets	(2)	—%	(1)	—%
Operating income	12,318	5.5%	11,498	5.5%

Revenue. Our Residential segment revenues increased by $14.9 million during the nine months ended June 30, 2019, an increase of 7.1% as compared to the nine months ended June 30, 2018. The increase is driven by our single-family business, where revenues increased by $17.1 million for the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018. This increase was partly offset by a $2.4 million decrease in our solar and service revenues for the nine months ended June 30, 2019, compared with the same period in the prior year.

Gross Profit. During the nine months ended June 30, 2019, our Residential segment gross profit increased by $4.0 million, or 9.3%, as compared to the nine months ended June 30, 2018. The increase in gross profit was driven primarily by higher volumes, but also benefited from improved copper and other commodity prices. Gross margin as a percentage of revenue increased 0.4% to 20.6% during the nine months ended June 30, 2019, as compared with the nine months ended June 30, 2018, as we benefited from improved commodity prices and the increased scale of our operations.

Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $3.1 million, or 10.1%, during the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018. This increase was driven by increased compensation expense in connection with a growing business, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased by 0.5% to 15.2% of segment revenue during the nine months ended June 30, 2019.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Interest expense	$371	$441
Deferred financing charges	80	72
Total interest expense	451	513
Other (income) expense, net	(64)	(111)
Total interest and other expense, net	$387	$402

During the three months ended June 30, 2019, we incurred interest expense of $0.5 million primarily comprised of interest expense from our revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $74.7 million under our revolving credit facility. This compares to interest expense of $0.5 million for the three months ended June 30, 2018, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.8 million under our revolving credit facility and an average unused line of credit balance of $62.9 million under our revolving credit facility.

	Nine Months Ended June 30,
	2019	2018
	(In thousands)
Interest expense	$1,297	$1,213
Deferred financing charges	236	214
Total interest expense	1,533	1,427
Other (income) expense, net	(129)	(252)
Total interest and other expense, net	$1,404	$1,175

During the nine months ended June 30, 2019, we incurred interest expense of $1.5 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $68.1 million under our revolving credit facility. This compares to interest expense of $1.4 million for the nine months ended June 30, 2018, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $63.2 million under our revolving credit facility.

PROVISION FOR INCOME TAXES

We recorded income tax benefit of $1.2 million for the three months ended June 30, 2019, compared to income tax expense of $1.0 million for the three months ended June 30, 2018. For the three months ended June 30, 2019 and 2018, our income tax expense was offset by benefits of $4.0 million and $1.8 million, respectively, associated with the recognition of previously unrecognized tax benefits.

We recorded income tax expense of $3.0 million for the nine months ended June 30, 2019, compared to income tax expense of $34.6 million for the nine months ended June 30, 2018. For the nine months ended June 30, 2019 and 2018, our income tax expense was offset by benefits of $4.0 million and $1.8 million, respectively, associated with the recognition of previously unrecognized tax benefits.

For the nine months ended June 30, 2018, our income tax expense included a charge of $31.5 million to re-measure our deferred tax assets and liabilities to reflect the impact of the new statutory tax rate enacted during the nine months ended June 30, 2018. The Company completed its accounting for the income tax effects of the Tax Cuts and Jobs Act and fully recorded the impact in the year ended September 30, 2018.

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

BACKLOG

	June 30,	March 31,	December 31,	September 30,
	2019	2019	2018	2018
Remaining performance obligations	$487	$424	$407	$326
Agreements without an enforceable obligation (1)	59	149	131	156
Backlog	$546	$573	$538	$482
(1) Our backlog contains signed agreements and letters of intent which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as needed basis. Additionally, electrical installation services for single-family housing at our Residential segment is completed on a short-term basis and is therefore excluded from backlog. In addition, certain service work is performed under master service agreements on an as-needed basis and is therefore excluded from backlog. Our backlog has increased from $482 million at September 30, 2018, to $546 million at June 30, 2019.

WORKING CAPITAL

During the nine months ended June 30, 2019, working capital exclusive of cash increased by $13.6 million from September 30, 2018, reflecting a $35.5 million increase in current assets excluding cash and a $21.8 million increase in current liabilities during the period, reflecting a continued investment in growing our business.

During the nine months ended June 30, 2019, our current assets exclusive of cash increased to $271.9 million, as compared to $236.4 million as of September 30, 2018. The increase primarily relates to a $24.9 million increase in accounts receivable, in connection with growth in our business. Days sales outstanding decreased to 61 at June 30, 2019, from 62 at September 30, 2018. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the nine months ended June 30, 2019, our total current liabilities increased by $21.8 million to $186.3 million, compared to $164.4 million as of September 30, 2018, primarily related to an increase in accounts payable and accrued liabilities in connection with the growth of our business.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2019, the estimated cost to complete our bonded projects was approximately $89.8 million.

LIQUIDITY AND CAPITAL RESOURCES
The Revolving Credit Facility

We maintain a $100 million revolving credit facility with Wells Fargo that matures August 9, 2021, pursuant to a Second Amended and Restated Credit and Security Agreement with Wells Fargo dated as of April 10, 2017, which was amended on July 14, 2017, August 2, 2017, July 23, 2018 and May 17, 2019 (as amended, the “Amended Credit Agreement”). The Fourth Amendment to the Second Amended and Restated Credit and Security Agreement, which was entered into on May 20, 2019, permits the Company to repurchase up to 1.0 million additional shares of common stock pursuant to its previously authorized stock repurchase program for an aggregate purchase price (including for any remaining shares under the previous share repurchase authorization) not to exceed $25.0 million.
The Amended Credit Agreement contains customary affirmative, negative and financial covenants as well as events of default.
As of June 30, 2019, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

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

At June 30, 2019, our Liquidity was $98.1 million, our Excess Availability was $85.0 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 4.7:1.0. Because our Excess Availability at June 30, 2019, exceeded $30 million, we were not required to comply with minimum EBITDA financial covenant of the Amended Credit Agreement, which would have required that we have a minimum EBITDA for the four quarters ended June 30, 2019, of $35 million. Our EBITDA, as defined in the Amended Credit Agreement for the four quarters ended June 30, 2019, was $48.7 million.

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

At June 30, 2019, we had $6.6 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $10.4 million.

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

Operating activities provided net cash of $20.3 million during the nine months ended June 30, 2019, as compared to $5.0 million of net cash provided in the nine months ended June 30, 2018. The increase in operating cash flow resulted primarily from an increase in earnings, partly offset by an increase in working capital in support of our growth.

Investing Activities

Net cash used in investing activities was $5.1 million for the nine months ended June 30, 2019, compared with $9.3 million for the nine months ended June 30, 2018. We used cash of $5.2 million for purchases of fixed assets in the nine months ended June 30, 2019. For the nine months ended June 30, 2018, we used $3.4 million of cash for the purchase of fixed assets, and $6.0 in connection with a business combination.

Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2019 was $28.3 million, compared with $2.3 million in the nine months ended June 30, 2018. For the nine months ended June 30, 2019, we used $42.3 million to repay a portion of our revolving credit facility, partly offset by $22.5 of additional borrowings. We also used $8.3 million to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation, as well as in conjunction with our stock repurchase plan. For the nine months ended June 30, 2018, we used $2.1 million to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation, as well as market repurchases under our stock repurchase plan.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019 authorized the repurchase of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 398,947 shares pursuant to this program during the nine months ended June 30, 2019.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Amended Credit Agreement. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and our risk factors in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

All of the long-term debt outstanding under our revolving credit facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our revolving credit facility as of June 30, 2019, would cause a $0.1 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 13, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2019:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan as of June 30, 2019 (2)
April 1, 2019 – April 30, 2019	7,548	$17.50	7,548	481,302
May 1, 2019 – May 31, 2019	44,104	$18.11	44,104	1,437,198
June 1, 2019 – June 30, 2019	111,341	$17.82	111,341	1,325,857
Total	162,993	$17.88	162,993	1,325,857

(1)	The total number of shares purchased includes shares purchased pursuant to the plan described in footnote (2) below.

(2)
In 2015, our Board of Directors authorized a stock repurchase program for the purchase of up to 1.5 million shares of the Company’s common stock from time to time, and on May 2, 2019, authorized the repurchase of up to an additional 1.0 million shares of the Company’s common stock under the stock repurchase program.

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
4.2 —
Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016)

10.1 —
Second Amendment, dated as of May 1, 2019, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016, between Tontine Associates, L.L.C. and IES Management ROO, L.P. (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2019)

10.2 —
Fourth Amendment, dated as of May 20, 2019, to Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association.(1)

31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Gary S. Matthews, Chief Executive Officer (1)
31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (1)
32.1 —	Section 1350 Certification of Gary S. Matthews, Chief Executive Officer (2)
32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (2)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Schema Document (1)
101.LAB	XBRL Label Linkbase Document (1)
101.PRE	XBRL Presentation Linkbase Document (1)
101.DEF	XBRL Definition Linkbase Document (1)
101.CAL	XBRL Calculation Linkbase Document (1)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2019.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)