Form 10-K
period 2019-09-30
IES Holdings, Inc.
filed 2019-12-06
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-13783
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
Securities registered pursuant to Section 12(g) of the Act: None
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑
 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐  No  ☑
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 31, 2019, was approximately $148.9 million. On December 4, 2019, there were 21,158,207 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the 2020 Annual Meeting of Stockholders of the Registrant to be held on February 19, 2020, is incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K
IES HOLDINGS, INC. AND SUBSIDIARIES

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

•
the sale or disposition of all or any portion of the shares of our common stock held by our controlling shareholder, which, could trigger change of control provisions in a number of our material agreements, including our financing and surety arrangements and our executive severance plan, as well as exercisability of the purchase rights under our tax benefit protection plan;

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

•
difficulty in fulfilling the covenant terms of our credit facility, including liquidity, and other financial requirements, which could result in a default and acceleration of any indebtedness we may incur under our revolving credit facility;

•
the possibility that we issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the value per share of our common stock;

•
the relatively low trading volume of our common stock, as a result of which it could be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares;

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

•
credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability of some of our customers to retain sufficient financing, which could lead to project delays or cancellations;

•	backlog that may not be realized or may not result in profits;

•	the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	closures or sales of facilities resulting in significant future charges, including potential warranty losses or other unexpected liabilities, or a significant disruption of our operations;

•	an increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	fluctuations in operating activity due to downturns in levels of construction or the housing market, seasonality and differing regional economic conditions;

•	our ability to successfully manage projects;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	the cost and availability of qualified labor and the ability to maintain positive labor relations;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	a change in the mix of our customers, contracts or business;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	the possibility that our current insurance coverage may not be adequate or that we may not be able to obtain policies at acceptable rates;

•	the possibility that our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	the effect of litigation, claims and contingencies, including warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	interruptions to our information systems and cyber security or data breaches;

•	liabilities under laws and regulations protecting the environment; and

•	loss of key personnel and effective transition of new management.

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

•
Communications – Nationwide provider of technology infrastructure services, including the design, build, and maintenance of the communications infrastructure within data centers for colocation and managed hosting customers, for both large corporations and independent businesses.

•
Infrastructure Solutions – Provider of electro-mechanical solutions for industrial operations, including apparatus repair and custom-engineered products, such as generator enclosures, to be used in data centers and other industrial applications.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

Our businesses are managed in a decentralized manner. While sharing common goals and values, each of the Company’s segments manages its own day-to-day operations. Our corporate office is focused on significant capital allocation decisions, investment activities and selection of segment leadership. The corporate office also assists with strategic and operational improvement initiatives, talent development, sharing of best practices across the organization and the establishment and monitoring of risk management practices within our segments.

IES Holdings, Inc. is a Delaware corporation established in 1997 and headquartered in Houston, Texas, with an executive office in Greenwich, Connecticut.

CORPORATE STRATEGY

We seek to create shareholder value through improving operating margins and generating free cash flow by investing in our existing businesses and completing acquisitions. We seek to acquire or invest in stand-alone platform companies based in North America or to acquire businesses that strategically complement our existing business segments. In evaluating potential acquisition candidates, we seek to invest in businesses with, among other characteristics:

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

Controlling Shareholder
A majority of our outstanding common stock is owned by Tontine Associates, L.L.C. and its affiliates (collectively, “Tontine”). Based on a Form 4 filed on October 3, 2019, Tontine owns approximately 58 percent of our outstanding common stock. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. Most of Tontine’s shares are registered for resale on a shelf registration statement filed by the Company with the United States Securities and Exchange Commission (the “SEC”). Tontine’s sale of all or any portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our executive severance plan. For more information, see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

Net Operating Loss Tax Carry Forward and Other Deferred Tax Assets

The Company and certain of its subsidiaries have an estimated federal net operating loss (“NOL”) of approximately $306.3 million at September 30, 2019, including approximately $143.6 million resulting from net operating losses on which a deferred tax asset is not recorded.

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted which, among other things, reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory rate for fiscal 2018 was a blended rate of 24.53% and decreased to 21% in 2019. For the year ended September 30, 2018, our effective tax rate differed from the statutory tax rate as a result of a charge of $31.3 million to re-measure our deferred tax assets and liabilities to reflect the estimated impact of the new statutory tax rate. Any future change in the federal statutory tax rate could also impact the economic benefit of the NOL and other deferred tax assets available to us and result in an additional charge or benefit to adjust the book value of the deferred tax asset recorded on our balance sheet.

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

The Company maintains a tax benefit protection plan (the “NOL Rights Plan”) which was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger an ownership change within the meaning of Internal Revenue Code Section 382.

OPERATING SEGMENTS

The Company’s reportable segments consist of the consolidated business segments identified above, which offer different services and are managed separately. The table below describes the percentage of our total revenues attributable to each of our four segments over each of the last three years:

	Year Ended September 30,
	2019		2018		2017
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Commercial & Industrial	$305,624	28.4%	$274,299	31.3%	$227,606	28.1%
Communications	321,246	29.8%	219,655	25.1%	225,275	27.8%
Infrastructure Solutions	136,790	12.7%	97,163	11.1%	83,824	10.3%
Residential	313,336	29.1%	285,711	32.6%	274,039	33.8%
Total Consolidated	$1,076,996	100.0%	$876,828	100.0%	$810,744	100.0%

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

Sales and Marketing
Our sales focus varies by location, but is primarily based upon regional and local relationships and a demonstrated expertise in certain areas, such as heavy industrial, design-build, agricultural, or transmission and distribution. Our maintenance and certain renovation and upgrade work tends to be either recurring or experience lower sensitivity to economic cycles, or both. A significant portion of our larger projects are awarded from long-term, repeat customers. From time to time, we are contracted on projects with completion times extending beyond one year or over several years, which are generally more complex and difficult to estimate.

With a focus on quality service offerings, our long-term strategy is to continue to be one of the preferred providers of electrical and mechanical services in the markets where we have demonstrated expertise and/or are a local market leader. Key elements of our long-term strategy include leveraging our expertise in certain niche markets, expanding our service and maintenance business, attracting and retaining highly qualified employees, and maintaining our focus on returns on risk adjusted capital through an emphasis on reducing costs and managing working capital.

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

Seasonality and Quarterly Fluctuations
The effects of seasonality on our Commercial & Industrial business are not significant, as most of our work generally is performed inside structures protected from the weather. However, we do perform some work outdoors, which can be affected by the weather. Most of our service and maintenance business is also generally not affected by seasonality. However, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Communications

Business Description
Originally established in 1984, our Communications segment is a leading provider of network infrastructure solutions for data centers and other mission critical environments. Our services include the design, installation and maintenance of network infrastructure to leading and recognizable global technology, social networking and e-commerce brands, including many Fortune 100 and 500 corporations. We serve a variety of industries and end-markets, including data centers for colocation and managed hosting customers; corporate, educational, financial, hospitality and healthcare buildings; e-commerce distribution centers; and high-tech manufacturing facilities. We also provide the design and installation of audio/visual, telephone, fire, wireless access and intrusion alarm systems, as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 15 offices, which includes the segment headquarters located in Tempe, Arizona, and also provide dedicated onsite teams at our customers’ sites.

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

Our long-term strategy is to improve our position as a preferred solutions and services provider to large national corporations and strategic local companies. Key elements of our long-term strategy include continued investment in our employees’ technical expertise and expansion of our on-site maintenance and recurring revenue model, as well as opportunistic acquisitions of businesses that serve our markets, consistent with our stated corporate strategy.

Competition
Our competition consists of both large national or regional competitors and small, privately owned contractors who have limited access to capital. We compete on quality of service and/or price and seek to emphasize our financial capabilities and long history of delivering high quality solutions to our customers.

Seasonality and Quarterly Fluctuations
The effects of seasonality on our Communications business are not significant, as work generally is performed inside structures protected from the weather. Our service and maintenance business is also generally not affected by seasonality. However, communications infrastructure spending has historically been highly cyclical. Our volume of business may be adversely affected by declines in projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Infrastructure Solutions

Business Description
Our Infrastructure Solutions segment provides electro-mechanical solutions for industrial operations to domestic and international customers. Our solutions include the maintenance and repair of alternating current (AC) and direct current (DC) electric motors and generators, as well as power generating and distribution equipment; the manufacture of custom-engineered, metal enclosed bus duct solutions used in power distribution; the manufacture of custom commercial and industrial generator enclosures; the manufacture, re-manufacture, and repair of industrial lifting magnets; and maintenance and repair of railroad main and auxiliary generators, main alternators, and traction motors.

This segment serves the steel, railroad, marine, petrochemical, pulp and paper, wind energy, mining, automotive, power generation, scrap yards, data center, and utility industries. Our Infrastructure Solutions segment is comprised of nine locations and is headquartered in Ohio. These segment locations geographically cover Alabama, Georgia, Illinois, Indiana, Ohio, and West Virginia.

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

Seasonality and Quarterly Fluctuations
Infrastructure Solutions’ revenues from industrial services may be affected by the timing of scheduled outages at its industrial customers’ facilities and by weather conditions with respect to projects conducted outdoors, but the effects of seasonality on revenues in its industrial services business are not significant. Infrastructure Solutions’ quarterly results may fluctuate, and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

Residential

Business Description
Originally established in 1973, our Residential segment is a leading provider of electrical installation services for single-family housing and multi-family apartment complexes and cable television installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment also provides services for the installation of residential solar power, both for new construction and existing residences. The Residential segment is made up of 30 total locations, which include the segment headquarters in Houston, Texas. These locations geographically cover the Sun-Belt, Western and Mid-Atlantic regions of the United States.

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

Competition
Our competition primarily consists of small, privately owned contractors who have limited access to capital. We believe that we have a competitive advantage over these smaller competitors due to our key employees’ long-standing customer relationships, our financial capabilities, our strong employee training program, and our local market knowledge and competitive pricing. There are few barriers to entry for electrical contracting services in the residential markets.

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

CUSTOMERS

We have a diverse customer base. During each of the years ended September 30, 2019, 2018 and 2017, no single customer accounted for more than 10% of our consolidated revenues. We emphasize developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategies and sales activities.

REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. While backlog is not a defined term under GAAP, it is a common measurement used in our industry, and we believe it improves our ability to forecast future results and identify operating trends that may not otherwise be apparent. Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Additionally, electrical installation services for single-family housing at our Residential segment are completed on a short-term basis and are therefore excluded from backlog. The table below summarizes our backlog by segment:

	Year Ended September 30,
	2019			2018
	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog
	(Dollars in millions)
Commercial & Industrial	$152	$11	$163	$145	$61	$206
Communications	131	29	160	85	9	94
Infrastructure Solutions	37	11	48	33	43	76
Residential	132	34	166	63	43	106
Total	$452	$85	$537	$326	$156	$482
(1) Our backlog includes signed agreements and letters of intent that we do not have a legal right to enforce prior to beginning work. These agreements are excluded from remaining performance obligations until work begins.

We expect that $392 million of our September 30, 2019 backlog will result in revenue during fiscal 2020, with the remaining $145 million expected to be realized in fiscal 2021; however, there can be no assurance that this backlog will be completed within expected time frames or at all. The increase in our backlog year over year was driven by strong demand and increased market share within our Communications and Residential segments.

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

CAPITAL FACILITIES

During fiscal year 2019, the Company maintained a revolving credit facility, as further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Revolving Credit Facility” of this Annual Report on Form 10-K. For a discussion of the Company’s capital resources, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K.

FINANCIAL INFORMATION

For the Company’s financial information by segment, see Note 11, “Operating Segments” in the notes to our Consolidated Financial Statements.

EMPLOYEES

At September 30, 2019, we had 5,389 employees. We are party to two collective bargaining agreements within our Infrastructure Solutions segment. We have not experienced, and do not expect, any work stoppage, and we believe that our relationship with our employees is strong.

LOCATIONS

As of September 30, 2019, we have 79 domestic locations serving the United States. In addition to our two executive and corporate offices, as of September 30, 2019, we have 23 locations within our Commercial & Industrial business, 15 locations within our Communications business, nine locations within our Infrastructure Solutions business and 30 locations within our Residential business. This diversity helps to reduce our exposure to unfavorable economic developments in any given region.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to each executive officer is as follows:

Gary S. Matthews, 62, has served as Chief Executive Officer and a Director of the Company since March 2019. Prior to joining the Company, he served as Managing Director of Morgan Stanley Capital Partners from 2007 where he worked with the private equity team in evaluating companies for direct investment and helping to oversee the management and strategies for those businesses. Prior to joining Morgan Stanley, Mr. Matthews led several private equity-backed manufacturing companies, including serving as President of Simmons Bedding Company, Chief Executive Officer of Sleep Innovations, Inc. and Chief Executive Officer of Derby Cycle Corporation, and also led business units of several public companies. He received a B.A., cum laude, from Princeton University and his Masters in Business with distinction from Harvard Business School. Mr. Matthews currently serves on the board of directors of Pathway Partners Vet Holding LLC and Manna Pro Products, LLC. He has previously served as Chairman of the board of directors of Hojeij Branded Foods, Creative Circle, LLC and Tops Markets, LLC, and as a member of the board of directors of Lagunitas Brewing Company, Molson Coors Brewing Company, Lenox Group Inc. (previously Department 56), Learning Care Group, Inc., Van Wagner, Inc. and Canyon Ranch.

Tracy A. McLauchlin, 50, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 2015. She previously served as Vice President and Chief Accounting Officer of the Company since February 2014. Prior to joining IES, Ms. McLauchlin served as Vice President and Chief Accounting Officer of Rockwater Energy Solutions, Inc. from June 2011 to November 2013. From June 2004 to June 2011, Ms. McLauchlin was with Dynegy Inc., where she served as Senior Vice President and Controller from March 2009 to June 2011 and from June 2004 to March 2009 served in various other capacities in finance and accounting. She began her career with PricewaterhouseCoopers LLP after receiving her Master of Accounting from Rice University.  Ms. McLauchlin is a Certified Public Accountant.

We have adopted a Code of Ethics for Financial Executives that applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics may be found on our website at www.ies-co.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us.

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

In addition to the Code of Ethics for Financial Executives, we have adopted a Code of Business Conduct and Ethics for directors, officers and employees (the Legal Compliance and Corporate Policy Manual), and established Corporate Governance Guidelines and adopted charters outlining the duties of our Audit, Human Resources and Compensation and Nominating/Governance Committees, copies of which may be found on our website. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the 2020 Annual Meeting of Stockholders of the Company.

Item 1A. Risk Factors

You should consider carefully the risks described below, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

Risks Relating to Our Common Stock

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine. Based on a Form 4 filed by Tontine on October 3, 2019, Tontine owns approximately 58 percent of the Company’s outstanding common stock. As a result, Tontine can control most of our affairs, including the election of our directors, who in turn appoint executive management and can control most actions requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all assets, segments, or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders or stakeholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company. Pursuant to a resale shelf registration statement filed by the Company, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings as long as the registration statement remains effective and the Company remains eligible to use it, as described further in the registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement. Tontine’s sale of all or any portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties, and our executive severance plan, as well as the exercisability of the purchase rights under our NOL Rights Plan.

Our common stock has less liquidity than many other stocks listed on the NASDAQ Global Market.

Historically, the trading volume of our common stock has been relatively low when compared to other companies listed on the NASDAQ Global Market or other stock exchanges. While we have experienced increased liquidity in our stock during recent years compared with historical levels, we cannot say with certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

We may issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock.

Our authorized capital includes 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2019, we had 22,049,529 shares of common stock issued, 21,165,011 shares of common stock outstanding and no shares of preferred stock issued or outstanding. We have reserved for issuance 21,750 shares of common stock underlying options that are exercisable at a weighted average price of $6.35 per share. In addition, as of September 30, 2019, we had the ability to issue 824,676 shares of common stock, including upon the exercise of options, as future grants under our existing equity compensation plans.

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

Most of Tontine's shares are registered for resale on a shelf resale registration statement filed by the Company with the SEC. Sales of a substantial number of shares of our common stock by holders of our common stock, including Tontine or the perception that such sales could occur, could adversely affect the market price of our common stock by introducing a large number of shares into the market. Such sales, or the perception that such sales could occur, could cause the market price of our common stock to decline. We cannot predict whether future sales of our common stock, or the availability of our common stock for sale, will adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

Risks Relating to the Operations of our Business

The highly competitive nature of our industries could affect our profitability by reducing our profit margins.

With respect to electrical contracting services, the industries in which we compete are highly fragmented and are served by many small, owner-operated private companies. There are also several large private regional companies and a small number of large public companies from which we face competition in these industries. In the future, we could also face competition from new competitors entering these markets because certain segments, such as our electrical contracting services, have a relatively low barrier for entry while other segments, such as our services for mission critical infrastructure, have attractive characteristics. Some of our competitors offer a greater range of services, including mechanical construction, facilities management, plumbing and heating, ventilation and air conditioning services. Competition in our markets depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide services comparable to ours at lower rates than we do. If we are unable to offer our services at competitive prices or if we have to reduce our prices to remain competitive, our profitability would be impaired.

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

We generate a significant portion of our revenues under fixed price contracts. The estimates we use in placing bids and changes in commodity and labor costs could have an adverse effect on our ability to maintain our profitability.

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

If the costs associated with labor and commodities, such as copper, aluminum, steel, fuel and certain plastics, increase due to low supply or other forces, losses may be incurred. Some of our materials have been and may continue to be subject to sudden and significant price increases. Depending on competitive pressures and customer resistance, we may not be able to pass on these cost increases to our customers, which would reduce our gross profit margins and, in turn, make it more difficult for us to maintain our profitability. We have a work force of over 5,000 employees, and our labor costs may fluctuate based on supply as well as other labor related risks, including risks related to collective bargaining agreements, benefits arrangements, wage and hour claims and other compensation arrangements.

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

Our corporate strategy involves creating shareholder value through acquiring or investing in stand-alone platform companies based in North America or acquiring businesses that we believe will strategically complement our existing business segments. While we believe that acquisitions will provide an opportunity to expand into new end-markets and diversify our revenue and profit streams, potential acquisitions in new industries could result in changes in our operations from those historically conducted by us and introduce the requirement for new controls. Alternatively, our failure to diversify from existing markets may limit our future growth. In addition, our investments may not perform as expected or may not generate a positive return on investment, due to factors we could not predict prior to the acquisition or due to incorrect investment assumptions.

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

Interruptions in the proper functioning of our information systems, or security breaches of our information systems or confidential data, could disrupt operations and cause increases in costs and/or decreases in revenues.

As our Company continues to increase its dependence on information technology systems, networks, and infrastructure to conduct its day to day operations, the proper functioning and security of our information technology environment are critical to the successful operation of our business. Although our information systems, networks and infrastructure are protected through physical and software safeguards, our information technology environment is still vulnerable to natural disasters, power losses, telecommunication failures, deliberate intrusions and other cyber security risks, and other problems, which could cause a loss of data, release of personally identifiable information or release of confidential customer information among other items. If critical information systems fail or are otherwise unavailable or confidential information is released, our business operations could be adversely affected.

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

Risks Relating to our Financial Results, Financing and Liquidity

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of NOLs, for federal and state income tax purposes. Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership could also result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. As of September 30, 2019, we have approximately $306.3 million of federal NOLs that are available to use to offset taxable income, including approximately $143.6 million resulting from net operating losses on which a deferred tax asset is not recorded. Should a change in ownership occur, all NOLs incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income.

The Company maintains an NOL Rights Plan, which was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger an ownership change within the meaning of Internal Revenue Code Section 382. The NOL Rights Plan is designed to dilute the ownership of such an acquirer through the offering of rights to the Company’s other stockholders that will become exercisable upon the acquirer’s purchase of the Company’s stock in excess of the threshold amount. We can make no assurances the NOL Rights Plan will be effective in deterring an ownership change or protecting or realizing NOLs.

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

As of September 30, 2019, we have a net deferred tax asset of $40.9 million on our Consolidated Balance Sheet, of which $39.0 million is attributable to NOLs. To realize the full benefit of this deferred tax asset attributable to NOLs, we must generate sufficient taxable income within the applicable carry forward period to offset against NOLs. Under accounting principles generally accepted in the United States of America ("GAAP"), we are required to assess whether we believe the benefit of the deferred tax asset is more likely than not to be realized based on our expectation of generating sufficient future taxable income, and we are required to record a valuation allowance, or offset, against our deferred tax asset based on the portion of the deferred tax asset that we believe is not more likely than not to be realized.

If we are unable to generate sufficient taxable income in the future to utilize our NOLs, then we could be required to record valuation allowances, resulting in an increase in income tax expense and a reduction of our consolidated net income. Failure to generate sufficient taxable income in the future could also result in the expiration of certain NOLs.

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

To fund our working capital requirements and service any debt we may incur, we may require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control.

Our ability to make payments on and to refinance any indebtedness we may incur and to fund working capital requirements will depend on our ability to generate cash in the future. This is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to service any debt we may incur or to fund our other liquidity needs. We may need to refinance our credit facility on or before maturity. We cannot provide assurance that we will be able to refinance our credit facility on commercially reasonable terms or at all. Our inability to access capital on commercially reasonable terms could have a material adverse effect on our business.

We have restrictions and covenants under our credit facility and the failure to meet these covenants, including liquidity and other financial requirements, could result in a default under our credit facility.

We may not be able to remain in compliance with the covenants in our credit facility, including financial covenants which, among other things, require minimum levels of liquidity and require us to maintain a specified fixed charge coverage ratio as defined under our credit facility. A failure to fulfill the terms and requirements of our credit facility may result in a default under our credit agreement and acceleration of any indebtedness we may incur, as well as a default under one or more of our material agreements, any of which could have a material adverse effect on our ability to conduct our operations and our financial condition.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits, and we may be adversely impacted by new accounting, control and operating procedures.

A significant portion of our revenue is recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method, which results in our recognizing contract revenues and earnings ratably over the contract term in proportion to contract costs incurred. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors.

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

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

We are subject to interest rate risk on floating interest rate borrowings under our revolving credit facility.  Borrowings under our revolving credit facility use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR after 2021 to allow for an orderly transition to an alternative reference rate. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of a replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on our financing costs and any floating rate indebtedness we may incur.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2019, we maintained branch offices, warehouses, sales facilities and administrative offices at 79 locations. Substantially all of our facilities are leased. We lease our executive office located in Greenwich, Connecticut and our corporate office located in Houston, Texas. We believe that our properties are adequate for our current needs and that suitable additional or replacement space will be available as required. For a breakdown of our offices by segment, see Item 1. “Business —Operating Segments” of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

For further information regarding legal proceedings, see Note 18, “Commitments and Contingencies — Legal Matters” in the notes to our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the ticker symbol “IESC.”

As of December 4, 2019, the closing market price of our common stock was $21.38 per share and there were approximately 341 holders of record.

We have never declared or paid dividends on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Stock Repurchase Program
In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, authorized the repurchase from time to time of up to an additional 1,000,000.0 million shares of the Company's common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. During the year ended September 30, 2019, we repurchased 467,819 shares of common stock at an average price of $17.34 per share for a total aggregate purchase price of $8.1 million. The Company had 1.3 million shares remaining under its stock repurchase authorization at September 30, 2019.

The following table presents information with respect to purchases of common stock by the Company during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan as of September 30, 2019
July 1, 2019 – July 31, 2019	2,818	$18.00	2,818	1,323,039
August 1, 2019 – August 31, 2019	55,954	$18.84	55,954	1,267,085
September 1, 2019 – September 30, 2019	10,100	$18.84	10,100	1,256,985
Total	68,872	$18.80	68,872	1,256,985

Five-Year Stock Performance Graph

The graph below compares the cumulative five year total return provided shareholders on IES Holdings, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of four companies that includes: Comfort Systems USA Inc., MYR Group Inc., Sterling Construction Company Inc. and Team Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the Russell 2000 index, and in the peer group on September 30, 2014, and its relative performance is tracked through September 30, 2019.

Comparison of Five Year Cumulative Total Return*
Among IES Holdings, Inc., the Russell 2000 Index, and a Peer Group
*$100 invested on 9/30/14 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	Year Ended September 30,
	2014	2015	2016	2017	2018	2019
IES Holdings, Inc.	$100.00	93.58	215.64	209.70	236.36	249.58
Russell 2000	$100.00	101.25	116.91	141.16	162.67	148.21
Peer Group	$100.00	112.69	133.28	156.57	203.36	172.58

Item 6. Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical Consolidated Financial Statements of IES Holdings, Inc. and subsidiaries, and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(In Thousands, Except Share Information)
Continuing Operations:
Revenues	$1,076,996	$876,828	$810,744	$695,993	$573,857
Cost of services	894,893	726,866	670,246	569,013	473,966
Gross profit	182,103	149,962	140,498	126,980	99,891
Selling, general and administrative expenses	140,575	123,920	120,370	100,558	81,416
Contingent consideration	(374)	103	(145)	652	—
Loss (gain) on sale of assets	52	(15)	(69)	810	(13)
Operating Income	41,850	25,954	20,342	24,960	18,488
Interest and other (income) expense:
Interest expense	1,857	1,946	1,702	1,282	1,130
Other income, net	(148)	(340)	(165)	(83)	(180)
Income from operations before income taxes	40,141	24,348	18,805	23,761	17,538
Provision (benefit) for income taxes	6,663	38,151	5,211	(97,117)	661
Net income (loss) from continuing operations	33,478	(13,803)	13,594	120,878	16,877
Discontinued operations:
Loss from discontinued operations	—	—	—	—	(339)
Net loss discontinued operations	—	—	—	—	(339)
Net income (loss)	33,478	(13,803)	13,594	120,878	16,538
Net income attributable to noncontrolling interest	(272)	(354)	(172)	(100)	—
Net income (loss) attributable to IES Holdings, Inc.	$33,206	$(14,157)	$13,422	$120,778	$16,538
Basic earnings (loss) per share attributable to IES Holdings, Inc.:
Continuing operations	$1.56	$(0.67)	$0.62	$5.63	$0.79
Discontinued operations	—	—	—	—	(0.02)
Total	$1.56	$(0.67)	$0.62	$5.63	$0.77
Diluted earnings (loss) per share attributable to IES Holdings, Inc.:
Continuing operations	$1.55	$(0.67)	$0.62	$5.62	$0.79
Discontinued operations	—	—	—	—	(0.02)
Total	$1.55	$(0.67)	$0.62	$5.62	$0.77
Shares used to calculate earnings (loss) per share
Basic	21,082,012	21,196,388	21,280,549	21,279,342	21,480,622
Diluted	21,315,245	21,196,388	21,533,254	21,492,339	21,526,188

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(In Thousands, Except Share Information)
Balance Sheet Data:
Cash and cash equivalents	$18,934	$26,247	$28,290	$32,961	$49,360
Working capital, exclusive of cash	84,049	72,029	52,834	43,716	31,601
Total assets	445,258	421,994	424,494	394,340	225,679
Total debt	299	29,564	29,434	29,257	9,207
Total stockholders' equity	246,248	220,407	236,704	223,405	101,414

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

Industry Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, the degree to which in-house maintenance departments outsource maintenance and repair work, output levels and equipment utilization at heavy industrial facilities, demand for our rail and infrastructure services and custom engineered products, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) population growth, which will increase the need for commercial and residential facilities, (ii) aging public infrastructure, which must be replaced or repaired, (iii) an increasing demand for data storage, (iv) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending, and (v) demand for natural gas which is expected to spur the construction of and modifications to heavy industrial facilities. However, there can be no assurance that we will not experience a decrease in demand for our services due to economic, technological or other factors beyond our control, including weakness in the oil and gas sector, interest rate changes, increases in steel and commodity prices and other economic factors, which may reduce the demand for housing including in the Texas region, where our Residential division operates and may impact levels of construction. For a further discussion of the industries in which we operate, please see Item 1. “Business - Operating Segments” of this Annual Report on Form 10-K.

Business Outlook

While there are differences among the Company’s segments, on an overall basis, increased demand for the Company’s services and the Company’s previous investment in growth initiatives and other business-specific factors discussed below resulted in aggregate year-over-year revenue growth in fiscal 2019 as compared to fiscal 2018. Among our segments, year-over-year revenue growth rates during fiscal 2019 were driven primarily by organic growth.

Provided that no significant deterioration in general economic conditions occurs, the Company expects total revenues from existing businesses to increase on a year-over-year basis during fiscal 2020 due to an increase in overall demand for the services we provide, efforts to increase our market share, and current backlog levels. We remain focused on controlled growth within many of our markets which continue to experience highly competitive margins and increasing costs.

To continue to grow our business, including through acquisitions and the funding of working capital, we may require a significant amount of cash. Our ability to generate cash depends on many externally influenced factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our credit facility, and our ability to raise funds in the capital markets, among many other factors. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our fixed asset requirements will range from $5.0 million to $7.0 million for the fiscal year ending on September 30, 2020, and we may acquire these assets either through capital expenditures or through lease agreements.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Year Ended September 30,
	2019		2018		2017
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,076,996	100.0%	$876,828	100.0%	$810,744	100.0%
Cost of services	894,893	83.1%	726,866	82.9%	670,246	82.7%
Gross profit	182,103	16.9%	149,962	17.1%	140,498	17.3%
Selling, general and administrative expenses	140,575	13.1%	123,920	14.1%	120,370	14.8%
Contingent consideration	(374)	—%	103	—%	(145)	—%
Loss (gain) on sale of assets	52	—%	(15)	—%	(69)	—%
Operating income	41,850	3.9%	25,954	3.0%	20,342	2.5%
Interest and other expense, net	1,709	0.2%	1,606	0.2%	1,537	0.2%
Operating income before income taxes	40,141	3.7%	24,348	2.8%	18,805	2.3%
Provision (benefit) for income taxes (1)	6,663	0.6%	38,151	4.4%	5,211	0.6%
Net income (loss)	33,478	3.1%	(13,803)	(1.6)%	13,594	1.7%
Net income attributable to noncontrolling interest	(272)	—%	(354)	—%	(172)	—%
Net income (loss) attributable to IES Holdings, Inc.	$33,206	3.1%	$(14,157)	(1.6)%	$13,422	1.7%
(1)The year ended September 30, 2018 includes a charge of $31.3 million to re-measure our net deferred taxes in connection with the Tax Cuts and Jobs Act.

2019 Compared to 2018

Consolidated revenues for the year ended September 30, 2019, were $200.2 million higher than for the year ended September 30, 2018, an increase of 22.8%, with increases at all of our operating segments, driven by strong demand.

Our overall gross profit percentage decreased slightly to 16.9% during the year ended September 30, 2019, as compared to 17.1% during the year ended September 30, 2018. Gross profit as a percentage of revenue increased at our Infrastructure Solutions and Residential segments but decreased at our Commercial & Industrial and Communications segments, as discussed in further detail for each segment below.

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

During the year ended September 30, 2019, our selling, general and administrative expenses were $140.6 million, an increase of $16.7 million, or 13.4%, over the year ended September 30, 2018, driven by increased personnel costs at our operating segments in connection with their growth. This increase also includes a $4.2 million increase in expenses at the corporate level, primarily related to an increase in stock-based compensation expense, as well as a severance payment to our former President, who stepped down in March 2019. However, selling, general and administrative expense as a percentage of revenue decreased from 14.1% for the year ended September 30, 2018, to 13.1% for the year ended September 30, 2019, as we benefited from the increased scale of our operations.

2018 Compared to 2017

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

Commercial & Industrial

2019 Compared to 2018

	Year Ended September 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$305,624	100.0%	$274,299	100.0%
Cost of services	275,722	90.2%	244,656	89.2%
Gross Profit	29,902	9.8%	29,643	10.8%
Selling, general and administrative expenses	27,815	9.1%	27,031	9.9%
Contingent consideration	—	—%	(100)	—%
Gain on sale of assets	(30)	—%	(37)	—%
Operating income	2,117	0.7%	2,749	1.0%

Revenue. Revenues in our Commercial & Industrial segment increased $31.3 million, or 11.4%, during the year ended September 30, 2019, compared to the year ended September 30, 2018. The increase in revenue over this period was driven by an increase in large agricultural and other projects in the Midwest.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2019 increased by $0.3 million, or 0.9%, as compared to the year ended September 30, 2018. We benefited from higher volumes; however, these benefits were offset by certain project inefficiencies during the second half of the year. As a percentage of revenue, gross profit decreased from 10.8% for the year ended September 30, 2018, to 9.8% for the year ended September 30, 2019, as a result of these project inefficiencies.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2019, increased $0.8 million, or 2.9%, compared to the year ended September 30, 2018, but decreased 1.0% as a percentage of revenue, as we benefited from the increased scale of our operations and a focus on controlling costs.

2018 Compared to 2017

	Year Ended September 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$274,299	100.0%	$227,606	100.0%
Cost of services	244,656	89.2%	208,619	91.7%
Gross profit	29,643	10.8%	18,987	8.3%
Selling, general and administrative expenses	27,031	9.9%	20,170	8.8%
Contingent consideration	(100)	—%	—	—%
Gain on sale of assets	(37)	—%	(32)	—%
Operating income (loss)	2,749	1.0%	(1,151)	(0.5)%

Revenue. Revenues in our Commercial & Industrial segment increased $46.7 million, or 20.5%, during the year ended September 30, 2018, as compared to the year ended September 30, 2017. The increase in revenue over this period was driven by our 2017 business acquisitions, which contributed $42.7 million of additional revenue during the year ended September 30, 2018 compared to the year ended September 30, 2017. This increase was partly offset by a $23.7 decrease in revenue attributable to the winding down of operations at our Denver and Roanoke locations for the year ended September 30, 2018, as compared with the year ended September 30, 2017. Additionally, increased bid volume at several of our branches and improving market conditions in certain areas also contributed to the overall increase in revenues.

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

	Year Ended September 30,
	2018	2017
Revenues	$8,572	$32,231
Cost of services	9,441	37,819
Selling, general and administrative expenses	1,772	2,848
Gain on sale of assets	(1)	(27)
Operating loss	$(2,640)	$(8,409)

Communications

2019 Compared to 2018

	Year Ended September 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$321,246	100.0%	$219,655	100.0%
Cost of services	264,746	82.4%	179,518	81.7%
Gross Profit	56,500	17.6%	40,137	18.3%
Selling, general and administrative expenses	31,850	9.9%	26,003	11.8%
Contingent consideration	(97)	—%	(85)	—%
Gain on sale of assets	(6)	—%	(4)	—%
Operating Income	24,753	7.7%	14,223	6.5%

Revenue. Our Communications segment’s revenues increased by $101.6 million, or 46.3%, during the year ended September 30, 2019, compared to the year ended September 30, 2018. This increase primarily resulted from increased demand from several of our data center customers. Revenues in our Communications segment can vary from period to period based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the year ended September 30, 2019, increased $16.4 million, or 40.8%, as compared to the year ended September 30, 2018. While total gross profits increased in connection with higher volumes, gross profit as a percentage of revenue decreased 0.7% to 17.6% for the year ended September 30, 2019, as we took on a larger proportion of cost-plus arrangements. These arrangements provide us with a reimbursement for our costs plus a markup, and are typically lower margin, but also lower risk, as compared with our fixed-cost arrangements.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $5.8 million, or 22.5% during the year ended September 30, 2019, as compared to the year ended September 30, 2018. The increase is a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased by 1.9% to 9.9% of segment revenue during the year ended September 30, 2019, compared to the year ended September 30, 2018, as we benefited from the increased scale of our operations.

2018 Compared to 2017

	Year Ended September 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$219,655	100.0%	$225,275	100.0%
Cost of services	179,518	81.7%	187,419	83.2%
Gross Profit	40,137	18.3%	37,856	16.8%
Selling, general and administrative expenses	26,003	11.8%	24,219	10.8%
Contingent consideration	(85)	—%	—	—%
Gain on sale of assets	(4)	—%	(1)	—%
Operating Income	14,223	6.5%	13,638	6.0%

Revenue. Our Communications segment’s revenues decreased by $5.6 million, or 2.5%, during the year ended September 30, 2018, as compared to the year ended September 30, 2017. This decrease in revenue was primarily the result of two large projects with non-recurring customers we completed in fiscal 2017: $7.9 million of revenue from a large system upgrade project for a school district, and $5.6 million related to construction of a sporting venue. The decrease in revenue was offset by growth with our data center customers, as well as the acquisition of Azimuth Communications, Inc. (“Azimuth”), which contributed $4.3 million of additional revenue during the year ended September 30, 2018 compared to the year ended September 30, 2017. Our revenues for the year ended September 30, 2018, were also affected by the timing of capital spending by certain of our data center customers. Revenues in our Communications segment can vary based on the capital spending cycles of our customers.

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

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $1.8 million, or 7.4% during the year ended September 30, 2018, as compared to the year ended September 30, 2017. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased to 11.8% of segment revenue during the year ended September 30, 2018, compared to 10.8% for the year ended September 30, 2017. The increase was driven by our acquisition of Azimuth during fiscal 2018, which incurred selling, general and administrative expense for the year ended September 30, 2018, of $1.6 million, which includes amortization of intangible assets.

Infrastructure

2019 Compared to 2018

	Year Ended September 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$136,790	100.0%	$97,163	100.0%
Cost of services	105,863	77.4%	75,337	77.5%
Gross Profit	30,927	22.6%	21,826	22.5%
Selling, general and administrative expenses	18,664	13.6%	18,293	18.8%
Contingent consideration	(277)	(0.2)%	288	0.3%
Loss on sale of assets	105	0.1%	18	—%
Operating Income	12,435	9.1%	3,227	3.3%

Revenue. Revenues in our Infrastructure Solutions segment increased by $39.6 million during the year ended September 30, 2019, an increase of 40.8% compared to the year ended September 30, 2018. The increase in revenue relates primarily to our generator enclosure business, driven by increased demand for enclosures to be used at data centers. We also experienced an increase in demand for our motor repair services.
Gross Profit. Our Infrastructure Solutions segment’s gross profit during the year ended September 30, 2019, increased by $9.1 million, as compared to the year ended September 30, 2018, primarily as a result of increased volumes. Gross profit as a percent of revenue slightly increased to 22.6% for the year ended September 30, 2019.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2019, increased by $0.4 million compared to the year ended September 30, 2018. However, the selling, general and administrative expenses as a percentage of revenue decreased from 18.8% for the year ended September 30, 2018, to 13.6% for the year ended September 30, 2019. Through a focus on controlling costs, we were able to scale our business effectively without adding significant general and administrative expense.

2018 Compared to 2017

	Year Ended September 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$97,163	100.0%	$83,824	100.0%
Cost of services	75,337	77.5%	63,399	75.6%
Gross Profit	21,826	22.5%	20,425	24.4%
Selling, general and administrative expenses	18,293	18.8%	17,859	21.3%
Contingent consideration	288	0.3%	(145)	(0.1)%
(Gain)/Loss on sale of assets	18	—%	(79)	(0.1)%
Operating Income	3,227	3.3%	2,790	3.3%

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
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2018, increased by $0.4 million compared to the year ended September 30, 2017. The increase was primarily the result of $0.3 million increase in general and administrative costs incurred at Freeman, which was acquired during the second quarter of fiscal 2017. Additional selling and administrative costs in support of growth of the business, were largely offset by a decrease in intangible amortization expense related to the acquisition of Technibus Inc. in fiscal 2016.

Residential

2019 Compared to 2018

	Year Ended September 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$313,336	100.0%	$285,711	100.0%
Cost of services	248,562	79.3%	227,355	79.6%
Gross Profit	64,774	20.7%	58,356	20.4%
Selling, general and administrative expenses	46,864	15.0%	41,401	14.5%
(Gain)/Loss on sale of assets	(17)	—%	8	—%
Operating Income	17,927	5.7%	16,947	5.9%

Revenue. Our Residential segment’s revenues increased by $27.6 million, or 9.7%, during the year ended September 30, 2019, as compared to the year ended September 30, 2018. The increase was driven by increases in our single-family business, where revenues increased by $22.0 million, and our multi-family businesses, where revenues increased by $8.9 million for the year ended September 30, 2019, compared with the year ended September 30, 2018. This increase was partly offset by a $3.2 million decrease in our solar and service revenues for the year ended September 30, 2019, compared with the prior year.

Gross Profit. During the year ended September 30, 2019, our Residential segment experienced a $6.4 million, or 11.0%, increase in gross profit as compared to the year ended September 30, 2018. The increase in gross profit was driven primarily by higher volumes. Gross margin as a percentage of revenue increased 0.3% to 20.7% during the year ended September 30, 2019, as compared with the year ended September 30, 2018, as we benefited from improved commodity prices and the increased scale of our operations.

Selling, General and Administrative Expenses. Our Residential segment experienced a $5.5 million, or 13.2%, increase in selling, general and administrative expenses during the year ended September 30, 2019, compared to the year ended September 30, 2018. This increase was driven by increased compensation expense in connection with a growing business, including both incentive profit sharing for division management and increased headcount. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased by 0.5% to 15.0% of segment revenue during the year ended September 30, 2019.

2018 Compared to 2017

	Year Ended September 30,
	2018		2017
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$285,711	100.0%	$274,039	100.0%
Cost of services	227,355	79.6%	210,809	76.9%
Gross Profit	58,356	20.4%	63,230	23.1%
Selling, general and administrative expenses	41,401	14.5%	43,689	16.0%
Loss on sale of assets	8	—%	43	—%
Operating Income	16,947	5.9%	19,498	7.1%

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

INTEREST AND OTHER EXPENSE, NET

	Year Ended September 30,
	2019	2018	2017
	(In thousands)
Interest expense	$1,539	$1,658	$1,408
Deferred financing charges	318	288	294
Total interest expense	1,857	1,946	1,702
Other income, net	(148)	(340)	(165)
Total interest and other expense, net	1,709	1,606	1,537

Interest Expense

During the year ended September 30, 2019, we incurred interest expense of $1.9 million primarily comprised of interest expense from our revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $73.7 million. This compares to interest expense of $1.9 million for the year ended September 30, 2018, primarily comprised of interest expense from our revolving credit facility with Wells Fargo, an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $63.2 million.

For the year ended September 30, 2017, we incurred interest expense of $1.7 million on a debt balance primarily comprised of our revolving credit facility with Wells Fargo, an average letter of credit balance of $6.6 million under our revolving credit facility, and an average unused line of credit balance of $47.5 million.

PROVISION FOR INCOME TAXES

For the year ended September 30, 2019, we recorded income tax expense of $6.7 million. Income tax expense was partly offset by a $4.0 million benefit related to the recognition of previously unrecognized tax benefits.

For the year ended September 30, 2018, we recorded income tax expense of $38.2 million. Income tax expense was partly offset by a $1.9 million benefit related to the recognition of previously unrecognized tax benefits. Our income tax expense included a charge of $31.3 million to re-measure our deferred tax assets and liabilities to reflect the impact from the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

For the year ended September 30, 2017, we recorded income tax expense of $5.2 million. Income tax expense was partly offset by a $3.7 million benefit related to the recognition of previously unrecognized tax benefits.

WORKING CAPITAL

During the year ended September 30, 2019, working capital exclusive of cash increased by $12.0 million from September 30, 2018, reflecting a $41.1 million increase in current assets excluding cash and a $29.1 million increase in current liabilities during the period, reflecting a continued investment in growing our business.

During the year ended September 30, 2019, our current assets exclusive of cash increased to $277.5 million, as compared to $236.4 million as of September 30, 2018. The increase primarily relates to a $34.7 million increase in accounts receivable, in connection with growth in our business. Days sales outstanding was 62 as of each of September 30, 2019 and 2018. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the year ended September 30, 2019, our total current liabilities increased by $29.1 million to $193.5 million, compared to $164.4 million as of September 30, 2018, primarily related to an increase in accounts payable and accrued liabilities in connection with the growth of our business.

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

As is common in the surety industry, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. We believe that our relationships with our sureties will allow us to provide surety bonds as they are required. However, current market conditions, as well as changes in our sureties' assessment of our operating and financial risk, could cause our sureties to decline to issue bonds for our work. If our sureties decline to issue bonds for our work, our alternatives would include posting other forms of collateral for project performance, such as letters of credit or cash, seeking bonding capacity from other sureties, or engaging in more projects that do not require surety bonds. In addition, if we are awarded a project for which a surety bond is required but we are unable to obtain a surety bond, the result could be a claim for damages by the customer for the costs of replacing us with another contractor.

As of September 30, 2019, the estimated cost to complete our bonded projects was approximately $88.7 million. We believe the bonding capacity currently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had cash and cash equivalents of $18.9 million and $93.5 million of availability under our revolving credit facility. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our revolving credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our revolving credit facility or raise funds in the capital markets, if needed.

The Revolving Credit Facility

We maintain a $100 million revolving credit facility with Wells Fargo that matures September 30, 2024, (as amended, the “Amended Credit Agreement”).

Terms of the Amended Credit Agreement
Borrowings under the Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables, inventories, and equipment. Under the terms of the Amended Credit Agreement, amounts outstanding bear interest at a per annum rate equal to a Daily Three Month LIBOR (as defined in the Amended Credit Agreement), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

Level	Thresholds	Interest Rate Margin
I	If Liquidity is less than 35% of the Maximum Revolver Amount at any time during the period	1.75 percentage points

II	If Liquidity is greater than or equal to 35% of the Maximum Revolver Amount at all times during the period and less than 50% of the Maximum Revolver Amount at any time during the period	1.50 percentage points

III	If Liquidity is greater than or equal to 50% of the Maximum Revolver Amount at all times during the period	1.25 percentage points
In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.25% per annum, (2) a collateral monitoring fee of $5 thousand per quarter, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Amended Credit Agreement.

The Amended Credit Agreement contains customary affirmative, negative and financial covenants, as well as events of default.

As of September 30, 2019, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

• a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement), measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0; and

• minimum Liquidity (as defined in the Amended Credit Agreement) of at least twenty percent (20%) of the Maximum Revolver Amount (as defined in the Amended Credit Agreement), or $20 million; with, for purposes of this covenant, at least fifty percent (50%) of our Liquidity comprised of Excess Availability (as defined in the Amended Credit Agreement).

At September 30, 2019, our Liquidity was $112.5 million and our Excess Availability was $93.5 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 4.7:1.0.

Our Fixed Charge Coverage Ratio is calculated as follows (with capitalized terms as defined in the Amended Credit Agreement): (i) our trailing twelve month EBITDA, less Non-Financed Capital Expenditures (other than capital expenditures financed by means of an advance under the credit facility), cash taxes and all Restricted Junior Payments consisting of certain Pass-Through Tax Liabilities, divided by (ii) the sum of our cash interest (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense) and principal debt payments (other than repayment of principal on advances under the credit facility and including cash payments with respect to capital leases), any management, consulting, monitoring, and advisory fees paid to an affiliate, and all Restricted Junior Payments (other than Pass-Through Tax Liabilities) and other cash distributions; provided, that if any Loan Party makes an acquisition consented to by Lender after the date of the Amended Credit Agreement, the components of the Fixed Charge Coverage Ratio will be calculated for such fiscal period after giving pro forma effect to the acquisition assuming that such transaction has occurred on the first day of such period (including pro forma adjustments arising out of events which are directly attributable to such acquisition, are factually supportable, and are expected to have a continuing impact, in each case to be reasonably agreed to by the Lender).

As defined in the Amended Credit Agreement, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses (including, but not limited to, a non-cash impairment charge or write-down), Interest Expense, income taxes, depreciation and amortization, increases in any change in LIFO reserves, and losses from the wind-down of our Denver and Roanoke branches, up to a maximum exclusion of $5 million for a given measurement period in each case, determined on a consolidated basis in accordance with GAAP; provided, that if any Loan party makes an acquisition consented to by Lender after the date of the Amended Credit Agreement, EBITDA for such fiscal period shall be calculated after giving pro forma effect to the acquisition assuming that such transaction has occurred on the first day of such period (including pro forma adjustments arising out of events which are directly attributable to such acquisition, are factually supportable, and are expected to have a continuing impact, in each case to be reasonably agreed to by Lender).

If in the future our Liquidity falls below $20 million (or Excess Availability falls below 50% of our minimum Liquidity), our Fixed Charge Coverage Ratio is less than 1.1:1.0, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under the Amended Credit Agreement, it would result in an event of default under the Amended Credit Agreement, which could result in some or all of any indebtedness we may take on becoming immediately due and payable.

At September 30, 2019, we had $6.5 million in outstanding letters of credit with Wells Fargo and no outstanding borrowings.

Investments

From time to time, the Company may invest in non-controlling positions in the debt or equity securities of other businesses. Our Board of Directors has approved an investment policy that permits the Company to invest our cash in liquid and marketable securities that include equities and fixed income securities. Equity securities may include unrestricted, publicly traded stock that is listed on a major exchange or a national, over-the-counter market and that is appropriate for our portfolio objectives, asset class, and/or investment style, and fixed income securities are required to have an investment grade credit quality at the time of purchase.

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

Operating activities provided net cash of $38.7 million during the year ended September 30, 2019, as compared to $12.2 million of net cash provided in the year ended September 30, 2018. The increase in operating cash flow resulted primarily from an increase in earnings, partly offset by an increase in working capital in support of our growth. In particular increased accounts receivable resulted in cash outflows of $35.3 million, offset by cash inflows of $22.5 million driven by increased accrued liabilities.

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

Investing Activities

In the year ended September 30, 2019, net cash used in investing activities was $5.7 million as compared to $11.9 million of net cash used by investing activities in the year ended September 30, 2018. Investing activities for the year ended September 30, 2019, include $6.3 million of capital expenditures.

In the year ended September 30, 2018, net cash used in investing activities was $11.9 million as compared to $24.5 million of net cash used by investing activities in the year ended September 30, 2017. Investing activities for the year ended September 30, 2018, include $7.4 million for the acquisition of businesses, as well as $4.6 million of capital expenditures.

Financing Activities

Net cash used in financing activities was $40.3 million in the year ended September 30, 2019, compared to $2.4 million used in the year ended September 30, 2018. For the year ended September 30, 2019, we used $119.5 million to repay a portion of our revolving credit facility, partly offset by $89.3 million of additional borrowings. We also used $9.8 million to repurchase our shares in conjunction with our stock repurchase program, as well as to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

Financing activities used net cash of $2.4 million in the year ended September 30, 2018, compared to $2.7 million used in the year ended September 30, 2017. For the year ended September 30, 2018, we used $2.1 million for the repurchase of the common stock under the Company’s stock repurchase program. We repurchased an aggregate $1.6 million of common stock in open market transactions, pursuant to the stock repurchase program, and we used an additional $0.5 million for the repurchase of common stock to satisfy employee payroll tax withholding obligations.

CONTROLLING SHAREHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 58 percent of the Company’s outstanding common stock according to a Form 4 filed with the SEC by Tontine on October 3, 2019. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

We are a party to a sublease agreement with Tontine Associates for corporate office space in Greenwich, Connecticut. The sublease extends through February 27, 2023, with monthly payments due in the amount of approximately $8 thousand. The lease has terms at market rates, and payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord.

On December 6, 2018, the Company entered into a Board Observer Letter Agreement (the "Observer Agreement") with Tontine Associates in order to assist Tontine in managing its investment in the Company.  Subject to the terms and conditions set forth in the Observer Agreement, the Company granted Tontine the right, at any time that Tontine holds at least 20% of the outstanding common stock of the Company, to appoint a representative to serve as an observer to the Board (the “Board Observer”).  The Board Observer, who shall serve at the discretion of and must be reasonably acceptable to those members of the Board who are not affiliates of Tontine, shall have no voting rights or other decision making authority.  Subject to the terms and conditions set forth in the Observer Agreement, so long as Tontine has the right to appoint a Board Observer, the Board Observer will have the right to attend and participate in meetings of the Board and the committees thereof, subject to confidentiality requirements, and to receive reimbursement for reasonable out-of-pocket expenses incurred in his or her capacity as a Board Observer and such rights to coverage under the Company’s directors’ and officers’ liability insurance policy as are available to other directors.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2019, $0.2 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2019, $6.3 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2019, we did not have any significant open purchase commitments.

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

As of September 30, 2019, our future contractual obligations due by September 30 of each of the following fiscal years for commenced agreements include (in thousands):

	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
Long-term debt obligations	$—	$299	$—	$—	$299
Operating lease obligations	8,101	10,985	5,269	3,595	27,950
Total	$8,101	$11,284	$5,269	$3,595	$28,249

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	2020	2021	2022	Thereafter	Total
Standby letters of credit	$3,018	$3,450	$—	$—	$6,468
Total	$3,018	$3,450	$—	$—	$6,468

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

Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, approximately 88% of our revenues are based on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). Approximately 12% of our revenues are earned from contracts where we are paid on a time and materials basis. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year.

We complete most of our projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method. Revenues recognized on a percentage-of-completion basis, all of which are fixed price or cost plus arrangements, comprised approximately 60% of our total revenue for the year ended September 30, 2019. The percentage-of-completion method for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Valuation of Intangibles and Long-Lived Assets. We evaluate goodwill for potential impairment at least annually at year end; however, if impairment indicators exist, we will evaluate as needed. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we perform an impairment test by calculating the fair value of the reporting unit and comparing this calculated fair value with the carrying value of the reporting unit. We estimate the fair value of the reporting unit based on the market approach and income approach. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. We did not record goodwill impairment during the years ended September 30, 2019, 2018 or 2017.
Each reporting period, we assess impairment indicators related to long-lived assets and intangible assets. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates could materially impact our results of operations or financial projections. No impairment charges were recorded in the years ended September 30, 2019, 2018 or 2017.

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
Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2019, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient table income within the applicable NOL carryforward periods to realize $40.9 million of its deferred tax assets. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
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
The tax years ended September 30, 2017 and forward are subject to federal audit as are prior tax years, to the extent of unutilized net operating losses generated in those years.
We anticipate that approximately $1.6 million in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominantly due to the expiration of the statutes of limitation for unrecognized tax benefits.
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

Interest Rate Risk

We are subject to interest rate risk on floating interest rate borrowings under our revolving credit facility. If LIBOR were to increase, our interest payment obligations on outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. As we have no borrowings outstanding at September 30, 2019, we had no exposure to interest rate risk as of that date. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of IES Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IES Holdings, Inc. and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 6, 2019 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2002
Houston, Texas
December 6, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of IES Holdings, Inc. and subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited IES Holdings Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, IES Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes, and our report dated December 6, 2019 expressed an unqualified opinion thereon.
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
s/ ERNST & YOUNG LLP

Houston, Texas
December 6, 2019

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Information)

	September 30,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,934	$26,247
Accounts receivable:
Trade, net of allowance	186,279	151,578
Retainage	29,214	24,312
Inventories	21,543	20,966
Costs and estimated earnings in excess of billings	29,860	31,446
Prepaid expenses and other current assets	10,625	8,144
Total current assets	296,455	262,693
Property and equipment, net	25,746	25,364
Goodwill	50,622	50,702
Intangible assets, net	26,623	30,590
Deferred tax assets	40,874	46,580
Other non-current assets	4,938	6,065
Total assets	$445,258	$421,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	152,909	130,591
Billings in excess of costs and estimated earnings	40,563	33,826
Total current liabilities	193,472	164,417
Long-term debt	299	29,564
Other non-current liabilities	1,945	4,374
Total liabilities	195,716	198,355
Noncontrolling interest	3,294	3,232
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 21,165,011 and 21,205,536 outstanding, respectively	220	220
Treasury stock, at cost, 884,518 and 843,993 shares, respectively	(12,483)	(8,937)
Additional paid-in capital	192,911	196,810
Retained earnings	65,600	32,314
Total stockholders’ equity	246,248	220,407
Total liabilities and stockholders’ equity	$445,258	$421,994

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands, Except Share Information)

	Year Ended September 30,
	2019	2018	2017
Revenues	$1,076,996	$876,828	$810,744
Cost of services	894,893	726,866	670,246
Gross profit	182,103	149,962	140,498
Selling, general and administrative expenses	140,575	123,920	120,370
Contingent consideration	(374)	103	(145)
Loss (gain) on sale of assets	52	(15)	(69)
Operating income	41,850	25,954	20,342
Interest and other (income) expense:
Interest expense	1,857	1,946	1,702
Other (income) expense, net	(148)	(340)	(165)
Income from operations before income taxes	40,141	24,348	18,805
Provision (benefit) for income taxes	6,663	38,151	5,211
Net income (loss)	33,478	(13,803)	13,594
Net income attributable to noncontrolling interest	(272)	(354)	(172)
Comprehensive income (loss) attributable to IES Holdings, Inc.	$33,206	$(14,157)	$13,422

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$1.56	$(0.67)	$0.62
Diluted	$1.55	$(0.67)	$0.62

Shares used in the computation of earnings (loss) per share:
Basic	21,082,012	21,196,388	21,280,549
Diluted	21,315,245	21,196,388	21,533,254

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, September 30, 2016	22,049,529	$220	(592,990)	$(4,781)	$195,221	$32,745	$223,405
Grants under compensation plans	—	—	1,803	15	(15)	—	—
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	—	—	59	304	363
Acquisition of treasury stock	—	—	(152,860)	(2,367)	—	—	(2,367)
Stock forfeitures	—	—	(2,257)	(40)	40	—	—
Options exercised	—	—	33,750	275	(57)	—	218
Non-cash compensation	—	—	—	—	1,707	—	1,707
Increase in noncontrolling interest	—	—	—	—	—	(44)	(44)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	13,422	13,422
BALANCE, September 30, 2017	22,049,529	$220	(712,554)	$(6,898)	$196,955	$46,427	$236,704
Grants under compensation plans	—	—	520	5	(5)	—	—
Acquisition of treasury stock	—	—	(133,459)	(2,059)	—	—	(2,059)
Options exercised	—	—	1,500	15	(4)	—	11
Non-cash compensation	—	—	—	—	(136)	—	(136)
Decrease in noncontrolling interest	—	—	—	—	—	44	44
Net loss attributable to IES Holdings, Inc.	—	—	—	—	—	(14,157)	(14,157)
BALANCE, September 30, 2018	22,049,529	$220	(843,993)	$(8,937)	$196,810	$32,314	$220,407
Issuance of restricted stock & performance stock	—	—	501,797	5,942	(5,942)	—	—
Options exercised	—	—	22,500	314	(314)	—	—
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	80	80
Acquisition of treasury stock	—	—	(564,822)	(9,802)	—	—	(9,802)
Non-cash compensation	—	—	—	—	2,357	—	2,357
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	33,206	33,206
BALANCE, September 30, 2019	22,049,529	$220	(884,518)	$(12,483)	$192,911	$65,600	$246,248

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,478	$(13,803)	$13,594
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	552	421	296
Deferred financing cost amortization	318	288	294
Depreciation and amortization	9,557	8,860	9,634
Loss (gain) on sale of assets	52	(15)	(69)
Non-cash compensation expense	2,357	(136)	1,707
Deferred income taxes	5,681	38,151	6,899
Changes in operating assets and liabilities
Accounts receivable	(35,254)	(7,574)	(7,621)
Inventories	(684)	(3,970)	(1,856)
Costs and estimated earnings in excess of billings	1,586	(17,840)	2,571
Prepaid expenses and other current assets	(7,171)	(2,250)	(6,798)
Other non-current assets	(444)	274	(510)
Accounts payable and accrued expenses	22,472	6,584	(2,829)
Billings in excess of costs and estimated earnings	6,683	3,570	5,898
Other non-current liabilities	(459)	(336)	1,139
Net cash provided by operating activities	38,724	12,224	22,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,300)	(4,563)	(4,589)
Proceeds from sales of assets	502	108	270
Cash received (paid) in conjunction with business combinations or dispositions	50	(7,406)	(20,213)
Net cash used in investing activities	(5,748)	(11,861)	(24,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	89,261	168	5,434
Repayments of debt	(119,508)	(177)	(5,432)
Contingent consideration payment	—	—	(448)
Distribution to noncontrolling interest	(240)	(349)	(153)
Purchase of treasury stock	(9,802)	(2,059)	(2,367)
Issuance of shares	—	11	218
Net cash provided by (used in) financing activities	(40,289)	(2,406)	(2,748)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,313)	(2,043)	(4,931)
CASH, CASH EQUIVALENTS, beginning of period	26,247	28,290	33,221
CASH, CASH EQUIVALENTS, end of period	$18,934	$26,247	$28,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,743	$1,684	$1,521
Cash paid for income taxes (net)	$1,370	$2,839	$2,429

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC.
Notes to the Consolidated Financial Statements
(All Amounts in Thousands Except Share Amounts)

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

•
Communications – Nationwide provider of technology infrastructure services, including the design, build, and maintenance of the communications infrastructure within data centers for colocation and managed hosting customers for both large corporations and independent businesses.

•
Infrastructure Solutions – Provider of electro-mechanical solutions for industrial operations, including apparatus repair and custom-engineered products such as generator enclosures to be used in data centers and other industrial applications.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

The words “IES”, the “Company”, “we”, “our”, and “us” refer to IES Holdings, Inc. and, except as otherwise specified herein, to our consolidated subsidiaries.

Controlling Shareholder

As of September 30, 2019, Tontine Associates, L.L.C., together with its affiliates (collectively, “Tontine”), is the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. For a more complete discussion on our relationship with Tontine, please refer to Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of IES Holdings, Inc. and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Asset Impairment
During the fiscal years ended September 30, 2019, 2018 and 2017, the Company recorded no asset impairment charges.

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

Debt Issuance Costs
Debt issuance costs are included as a reduction of our debt outstanding, or alternately classified within other non-current assets if we have no borrowings drawn on our credit facility at the balance sheet date, and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $318, $288 and $294, respectively, for the years ended 2019, 2018 and 2017. Remaining unamortized capitalized debt issuance costs were $782 and $912 at September 30, 2019, and 2018, respectively.

Revenue Recognition
Revenue is generally recognized from a contract with a customer when: (i) it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable. We consider the start of a project to be when the above criteria have been met and we have written authorization from the customer to proceed.

We recognize revenue on project contracts using the percentage of completion method. Project contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements can result in change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover additional costs that have not been resolved through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the years ended September 30, 2019, 2018 and 2017. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in project contracts are typically due upon completion of the contracts and acceptance by the customer. Based on our experience, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

Certain divisions in the Residential and Infrastructure Solutions segments use the completed contract method of accounting because the duration of their contracts is short in nature. We recognize revenue on completed contracts when the project is complete and billable to the customer. Provisions for estimated losses on these contracts are recorded in the period such losses are determined.

Accounts Receivable and Allowance for Doubtful Accounts
We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be collectible are written off as deemed necessary in the period such determination is made. As is common in our industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. Our allowance for doubtful accounts at September 30, 2019 and 2018 was $1,184 and $868, respectively. We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of September 30, 2019.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation on a quarterly basis. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2019, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient taxable income within the applicable NOL carryforward periods to realize its net deferred tax assets of $40,874. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from these estimates, our results could be affected.

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

The undiscounted ultimate losses of our workers’ compensation, auto and general liability insurance reserves at September 30, 2019, and 2018, was $4,975 and $5,286, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows:

Year Ended September 30:
2020	$1,422
2021	1,065
2022	727
2023	504
2024	290
Thereafter	967
Total	$4,975

We elect to discount the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended September 30, 2019 and 2018, the discount rate used was 1.6 percent and 2.9 percent, respectively. The present value of all insurance reserves for the employee group health claims, workers’ compensation, auto and general liability recorded at September 30, 2019, and 2018 was $6,683 and $6,202, respectively. Our employee group health claims are anticipated to be resolved within the year ended September 30, 2020.

We had letters of credit totaling $6,268 outstanding at September 30, 2019 to collateralize certain of our high deductible insurance obligations.

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

For the years ended September 30, 2019, 2018 and 2017, no indicators of impairments were identified, and no impairment charges were recorded.

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

No single customer accounted for more than 10% of our consolidated revenues for the years ended September 30, 2019, 2018 and 2017.

Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable, and a loan agreement. We believe that the carrying value of financial instruments approximates their fair value due to their short-term nature. The carrying value of our debt approximates fair value, as debt incurs interest at a variable rate.

Stock-Based Compensation
We measure and record compensation expense for all share-based payment awards based on the fair value of the awards granted at the date of grant. The fair value of restricted stock awards and phantom stock unit awards is determined based on the number of shares granted and the closing price of IES’s common stock on the date of grant. For awards vesting upon achievement of a market condition, the likelihood of achieving that market condition is considered in determining the fair value of the grant, which we expense ratably over the vesting period. For awards vesting upon achievement of a performance condition, we record expense based on the grant date fair value when it becomes probable the performance condition will be achieved. Forfeitures are recorded in the period in which they occur. The resulting compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

Deferred Compensation Plans
The Company maintains a rabbi trust to fund certain deferred compensation plans. The securities held by the trust are classified as trading securities. The investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2019, and 2018. The changes in fair values are recorded as a component of other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

The corresponding deferred compensation liability is included in other non-current liabilities on the Consolidated Balance Sheets and changes in this obligation are recognized as adjustments to compensation expense in the period in which they are determined.

Noncontrolling Interest
In connection with our acquisitions of STR Mechanical, LLC (“STR Mechanical”) in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired 80 percent interests in these entities, and the remaining 20 percent was retained by the third party sellers. The interests retained by those third party sellers are identified on our Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of the operating agreements governing these entities, after five years from the dates of the acquisitions, we may elect to purchase, or the third party sellers may require us to purchase, part of all of the remaining 20 percent interests in these entities. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under ASC 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at September 30, 2019, the redemption amount would have been $3,294. For the year ended September 30, 2018, we recorded an increase to retained earnings of $44 to offset an increase to noncontrolling interest recorded in fiscal 2017, decreasing the carrying amount of the noncontrolling interest in STR to the balance determined under ASC 810, as if it had been redeemable at September 30, 2018, as the redemption amount would have been less than the carrying amount.

Accounting Standards Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, we will recognize a right-of-use asset and a lease liability on our Balance Sheet for all leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will be accounted for similar to current capital leases. We plan to adopt this standard on October 1, 2019, using a modified retrospective transition approach. We plan to utilize the optional transition method allowed under Accounting Standard Update No. 2018-11, which allows the recognition of a cumulative-effect adjustment to retained earnings on such date and the continued reporting of retrospective periods using the previous accounting standards. We plan to elect all of the available practical expedients, which would allow the use of hindsight in the determination of the lease term and impairment assessment of the right-of-use assets, and eliminate the need to reassess whether our existing or expired contracts contain a lease and its corresponding classification. We have developed processes and internal controls to meet the reporting and disclosure requirements of the standard, including the validation and detailed assessment of our full lease population. Our balance sheet will be impacted from this standard by recording lease right-of-use assets and lease liabilities in similar amounts, which we currently estimate to be less than $35 million as of October 1, 2019, with any difference between the right-of-use asset and the lease liabilities recorded to previously accrued or deferred rent expense relating to prior periods. We do not anticipate that the standard will have a significant impact on our net earnings, cash flows or compliance with the financial covenants under our revolving credit facility.

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses, with further clarifications made in April 2019 and May 2019 with the issuances of Accounting Standard Updates No. 2019-04 and 2019-05. This update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted. We are currently evaluating the impact it will have on our Consolidated Financial Statements. We plan to adopt this standard on October 1, 2020.

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

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Fair Value Measurement Disclosure Framework (“ASU 2018-13”), to modify certain disclosure requirements for fair value measurements. Under the new guidance, registrants will need to disclose weighted average information for significant unobservable inputs for all Level 3 fair value measurements. The guidance does not specify how entities should calculate the weighted average, but requires them to explain their calculation. The new guidance also requires disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted for either the entire standard or only the provisions that eliminate or modify the requirements.

We do not expect ASU 2018-07 or ASU 2018-13 to have a material effect on our Consolidated Financial Statements and we plan to adopt these standards on October 1, 2019 and October 1, 2020, respectively.

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

We adopted the new revenue recognition standard on October 1, 2018 (“Adoption Date”), using the modified retrospective method, which provides for a cumulative effect adjustment to beginning fiscal 2019 retained earnings for uncompleted contracts impacted by the adoption. We recorded an adjustment of $80 to beginning fiscal 2019 retained earnings as a result of adoption of the new standard. The changes to the method and/or timing of our revenue recognition associated with the new standard primarily affect revenue recognition within our Infrastructure Solutions segment for which, as of October 1, 2018, certain of our contracts do not qualify for revenue recognition over time. In addition, we have now combined in process contracts that historically had been accounted for as separate contracts in cases where those contracts meet the criteria for combination of contracts under the new standard, and we now capitalize certain commissions which were previously expensed when incurred. The impact on our results for the year ended September 30, 2019, of applying the new standard to our contracts was not material.

Consistent with our adoption method, the comparative prior period information continues to be reported using the previous accounting standards in effect for the period presented. We have elected to utilize the modified retrospective transition practical expedient that allows us to evaluate the impact of contract modifications as of the Adoption Date rather than evaluating the impact of the modifications at the time they occurred prior to the Adoption Date.

See Note 4, “Revenue Recognition” for additional discussion of our revenue recognition accounting policies and expanded disclosures.

In January 2016, the FASB issued Accounting Standard Update No. 2016‑01, Financial Instruments. This standard is associated with the recognition and measurement of financial assets and liabilities, with further clarifications made in February 2018 with the issuance of Accounting Standard Update No. 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Our adoption of this standard on October 1, 2018 had no impact on our Consolidated Financial Statements.

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

In May 2017, the FASB issued Accounting Standard Update No. 2017-09, Compensation—Stock Compensation, to reduce the diversity in practice and the cost and complexity when changing the terms or conditions of a share-based payment award. Our adoption of this standard on October 1, 2018 using the prospective transition method had no impact on our Consolidated Financial Statements.

3. CONTROLLING SHAREHOLDER

Tontine is the Company's controlling shareholder, owning approximately 58 percent of the Company’s outstanding common stock according to a Form 4 filed with the SEC by Tontine on October 3, 2019. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership of IES could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of the Company’s net operating losses (“NOLs”) for federal and state income tax purposes. On November 8, 2016, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”). The NOL Rights Plan was designed to deter an acquisition of the Company's stock in excess of a threshold amount that could trigger a change in ownership within the meaning of Internal Revenue Code Section 382. There can be no assurance that the NOL Rights Plan will be effective in deterring a change in ownership or protecting the NOLs. Furthermore, a change of control would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and our executive severance plan.

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

The Company is party to a sublease agreement with Tontine Associates for corporate office space in Greenwich, Connecticut. The sublease extends through February 27, 2023, with monthly payments due in the amount of approximately $8. Payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord.

On December 6, 2018, the Company entered into a Board Observer Letter Agreement (the "Observer Agreement") with Tontine Associates, in order to assist Tontine in managing its investment in the Company. Subject to the terms and conditions set forth in the Observer Agreement, the Company granted Tontine the right, at any time that Tontine holds at least 20% of the outstanding common stock of the Company, to appoint a representative to serve as an observer to the Board (the “Board Observer”). The Board Observer, who must be reasonably acceptable to those members of the Board who are not affiliates of Tontine, shall have no voting rights or other decision making authority. Subject to the terms and conditions set forth in the Observer Agreement, so long as Tontine has the right to appoint a Board Observer, the Board Observer will have the right to attend and participate in meetings of the Board and the committees thereof, subject to confidentiality requirements, and to receive reimbursement for reasonable out-of-pocket expenses incurred in his or her capacity as a Board Observer and such rights to coverage under the Company’s directors’ and officers’ liability insurance policy as are available to the Company’s directors.

4. REVENUE RECOGNITION

Contracts
Our revenue is derived from contracts with customers, and we determine the appropriate accounting treatment for each contract at its inception. Our contracts primarily relate to electrical and mechanical contracting services, technology infrastructure products and services, and electro-mechanical solutions for industrial operations. Revenue is earned based upon an agreed fixed price or actual costs incurred plus an agreed upon percentage.

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

Variable Consideration
The transaction price for our contracts may include variable consideration, which includes changes to transaction price for approved and unapproved change orders, claims and incentives. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the probability weighted value we expect to receive (or the most probable amount we expect to incur in the case of liquidated damages, if any), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages, if any). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or accounted for as a reduction of the transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.

Costs of Obtaining a Contract
In certain of our operations, we incur commission costs related to entering into a contract that we only incurred because of that contract. When this occurs, we capitalize that cost and amortize it over the expected term of the contract. At September 30, 2019, we had capitalized commission costs of $86.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. When significant pre‑contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated 2019, 2018, and 2017 revenue was derived from the following service activities. See details in the following tables:

	Year Ended September 30,
	2019	2018	2017
Commercial & Industrial	$305,624	$274,299	$227,606
Communications	321,246	219,655	225,275
Infrastructure Solutions
Industrial Services	48,948	44,701	46,079
Custom Power Solutions	87,842	52,462	37,745
Total Infrastructure Solutions	136,790	97,163	83,824
Residential
Single-family	212,358	190,379	162,100
Multi-family and Other	100,978	95,332	111,939
Total Residential	313,336	285,711	274,039
Total Revenue	$1,076,996	$876,828	$810,744

	Year Ended September 30, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$286,319	$229,143	$129,096	$313,336	$957,894
Time-and-material	19,305	92,103	7,694	—	119,102
Total revenue	$305,624	$321,246	$136,790	$313,336	$1,076,996

	Year Ended September 30, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$244,464	$166,258	$90,155	$285,711	$786,588
Time-and-material	29,835	53,397	7,008	—	90,240
Total revenue	$274,299	$219,655	$97,163	$285,711	$876,828

	Year Ended September 30, 2017
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$206,850	$174,922	$76,232	$274,039	$732,043
Time-and-material	20,756	50,353	7,592	—	78,701
Total revenue	$227,606	$225,275	$83,824	$274,039	$810,744

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of September 30, 2019, Accounts receivable included $11,329 of unbilled receivables for which we have an unconditional right to bill.

Contract Assets and Liabilities

Project contracts typically provide for a schedule of billings on percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceeds cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in our balance sheet under the caption “Costs and estimated earnings in excess of billings”. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized are reflected as a current liability in our balance sheet under the caption “Billings in excess of costs and estimated earnings”.

The net asset (liability) position for contracts in process consisted of the following:

	September 30,
	2019	2018
Costs and estimated earnings on uncompleted contracts	$761,401	$539,226
Less: Billings to date and unbilled accounts receivable	(772,104)	(541,606)
	$(10,703)	$(2,380)

The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	September 30,
	2019	2018
Costs and estimated earnings in excess of billings	$29,860	$31,446
Billings in excess of costs and estimated earnings	(40,563)	(33,826)
	$(10,703)	$(2,380)

During the year ended September 30, 2019, and 2018, we recognized revenue of $31,831 and $31,135 related to our contract liabilities at October 1, 2018 and 2017, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the years ended September 30, 2019, 2018, or 2017.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At September 30, 2019, we had remaining performance obligations of $451,884. The Company expects to recognize revenue on approximately $391,769 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the year ended September 30, 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years	Year Ended September 30,
		2019	2018
Land	N/A	$1,436	$1,348
Buildings and improvements	5-20	13,608	12,479
Machinery and equipment	3-10	30,600	27,443
Information systems	2-8	7,945	7,854
Furniture and fixtures	5-7	1,587	1,579
		$55,176	$50,703
Less-Accumulated depreciation		(29,560)	(25,613)
Construction in progress		130	274
Property and equipment, net		$25,746	$25,364

Depreciation expense was $5,607, $4,759 and $3,840, respectively, for the years ended September 30, 2019, 2018 and 2017.

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

The following table reconciles the components of the basic and diluted earnings (loss) per share for the years ended September 30, 2019, 2018 and 2017:

	Year Ended September 30,
	2019	2018	2017
Numerator:
Net income (loss) attributable to common shareholders of IES Holdings, Inc.	$32,950	$(14,113)	$13,275
Increase (decrease) in noncontrolling interest	—	(44)	44
Net income attributable to restricted shareholders of IES Holdings, Inc.	256	—	103
Net income (loss) attributable to IES Holdings, Inc.	$33,206	$(14,157)	$13,422

Denominator:
Weighted average common shares outstanding — basic	21,082,012	21,196,388	21,280,549
Effect of dilutive stock options and non-vested securities	233,233	—	252,705
Weighted average common and common equivalent shares outstanding — diluted	21,315,245	21,196,388	21,533,254

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$1.56	$(0.67)	$0.62
Diluted	$1.55	$(0.67)	$0.62

For the years ended September 30, 2019 and September 30, 2017, the average price of our common shares exceeded the exercise price of outstanding options; therefore, outstanding stock options were included in the computation of fully diluted earnings per share.

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

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts on accounts receivable consists of the following:

	Year Ended September 30,
	2019	2018
Balance at beginning of period	$868	$650
Additions to costs and expenses	552	515
Deductions for uncollectible receivables written off, net of recoveries	(236)	(297)
Balance at end of period	$1,184	$868

Accounts payable and accrued expenses consist of the following:

	Year Ended September 30,
	2019	2018
Accounts payable, trade	$85,276	75,293
Accrued compensation and benefits	42,828	34,058
Accrued insurance liabilities	6,683	6,202
Other accrued expenses	18,122	15,038
	$152,909	130,591

Other non-current assets are comprised of the following:

	Year Ended September 30,
	2019	2018
Executive Savings Plan assets	$763	$747
Securities and equity investments	408	558
Other	3,767	4,760
Total	$4,938	$6,065

8.  DEBT

Debt consists of the following:

	Year Ended September 30,
	2019	2018
Revolving loan (long-term debt)	$—	$30,247
Debt issuance costs (1)	—	(912)
Other long-term debt	299	229
Total debt	$299	$29,564

(1) At September 30, 2019, the remaining unamortized debt issuance costs of $782 were reclassified to Other non-current assets on the Consolidated Balance Sheet.

At September 30, 2019, we had no outstanding borrowings under our revolving credit facility, $6,468 in outstanding letters of credit and $93,532 available to us under our revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo"). All amounts outstanding under our revolving credit facility are due and payable in September 2024, upon expiration of our revolving credit facility, and all amounts described as available are available without triggering our financial covenant under the Amended Credit Agreement (as defined below).

Our interest rate on our outstanding borrowings under our revolving credit facility was 4.25% at September 30, 2018. For the years ended September 30, 2019, 2018 and 2017, we incurred interest expense of $1,857, $1,946 and $1,702, respectively.

The Revolving Credit Facility

We maintain a $100,000 revolving credit facility with Wells Fargo that matures in September 2024, pursuant to a Second Amended and Restated Credit and Security Agreement with Wells Fargo Bank dated as of April 10, 2017, which was amended on July 14, 2017, August 2, 2017, July 23, 2018, May 17, 2019 and September 6, 2019 (as amended, the “Amended Credit Agreement”). The Fourth Amendment to the Second Amended and Restated Credit and Security Agreement, which was entered into on May 20, 2019, permits the Company to repurchase up to 1.0 million additional shares of common stock pursuant to its previously authorized stock repurchase program for an aggregate purchase price (including for any remaining shares under the previous share repurchase authorization) not to exceed $25,000. The Fifth Amendment to the Second Amendment and Restated Credit and Security Agreement, which was entered into on September 6, 2019, reduced the interest rate margin applicable to borrowings by 50 basis points, removed the Company's minimum EBITDA financial covenant, granted pre-approval for acquisitions meeting certain conditions with an aggregate purchase price of up to $25,000, and reduced the minimum liquidity covenant from 30% to 20% of the maximum revolver amount.

Terms of the Amended Credit Agreement

The Amended Credit Agreement contains other customary affirmative, negative and financial covenants, as well as events of default.

As of September 30, 2019, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

• a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement), measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0; and

• minimum Liquidity (as defined in the Amended Credit Agreement) of at least twenty percent (20%) of the Maximum Revolver Amount (as defined in the Amended Credit Agreement), or $20,000; with, for purposes of this covenant, at least fifty percent (50%) of our Liquidity comprised of Excess Availability (as defined in the Amended Credit Agreement).

At September 30, 2019, our Liquidity was $112,467 and our Excess Availability was $93,532 (or greater than 50% of minimum Liquidity), our Fixed Charge Coverage Ratio was 4.7:1.0.

Our Fixed Charge Coverage Ratio is calculated as follows (with capitalized terms as defined in the Amended Credit Agreement): (i) our trailing twelve month EBITDA, less Non-Financed Capital Expenditures (other than capital expenditures financed by means of an advance under the credit facility), cash taxes and all Restricted Junior Payments consisting of certain Pass-Through Tax Liabilities, divided by (ii) the sum of our cash interest (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense) and principal debt payments (other than repayment of principal on advances under the credit facility and including cash payments with respect to capital leases), any management, consulting, monitoring, and advisory fees paid to an affiliate, and all Restricted Junior Payments (other than Pass-Through Tax Liabilities) and other cash distributions; provided, that if any acquisition is consented to by the lender after the date of the Amended Credit Agreement, the components of the Fixed Charge Coverage Ratio will be calculated for such fiscal period after giving pro forma effect to the acquisition assuming that such transaction has occurred on the first day of such period (including pro forma adjustments arising out of events which are directly attributable to such acquisition, are factually supportable, and are expected to have a continuing impact, in each case to be reasonably agreed to by the lender).

If in the future our Liquidity falls below $20,000 (or Excess Availability falls below 50% of our minimum Liquidity), our Fixed Charge Coverage Ratio is less than 1.1:1.0, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under the Amended Credit Agreement, it would result in an event of default under the Amended Credit Agreement, which could result in any indebtedness we may take on becoming immediately due and payable.

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

Rent expense was $10,553, $7,680 and $6,990 for the years ended September 30, 2019, 2018 and 2017, respectively.

Future minimum lease payments under these non-cancelable operating leases that had commenced as of September 30, 2019 with terms in excess of one year are as follows:

Year Ended September 30:
2020	$8,101
2021	6,235
2022	4,750
2023	3,139
2024	2,130
Thereafter	3,595
Total	$27,950

Some of the lease agreements entered into will not commence until the year ended September 30, 2020. The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of September 30, 2019, is $1,964.We also entered into two large building lease renewals at our Infrastructure Solutions segment in October 2019 that will commence in the year ended September 30, 2020 and have total future undiscounted cash flows of $2,422.

10.  INCOME TAXES

Federal and state income tax provisions are as follows:

	Year Ended September 30,
	2019	2018	2017
Federal:
Current	$(1,330)	$(2,345)	$(3,092)
Deferred	5,908	38,744	6,384
State:
Current	2,312	1,536	1,432
Deferred	(227)	216	487
Total provision for income taxes	$6,663	$38,151	$5,211

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate to income (loss) before income taxes as follows:

	Year Ended September 30,
	2019	2018	2017
Provision at the statutory rate (1)	$8,430	$5,973	$6,582
Increase resulting from:
Non-deductible expenses	1,277	1,241	1,173
State income taxes, net of federal deduction	2,009	1,193	1,003
Change in valuation allowance	—	1,761	142
Rate change	—	31,333	—
Other	—	183	17
Decrease resulting from:
Share-based compensation	(556)	(238)	(207)
Change in valuation allowance	(83)	—	—
Contingent tax liabilities	(3,967)	(1,908)	(3,499)
State deferred true up	—	(1,387)	—
Other	(447)	—	—
Total provision for income taxes	$6,663	$38,151	$5,211

(1) A statutory rate of 21% was used in 2019, 24.53% in 2018 and 35% in 2017. The lower effective tax rate used in 2019 and 2018 is related to the enactment of Tax Cuts and Jobs Act enacted on December 22, 2017.

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	Year Ended September 30,
	2019	2018
Deferred income tax assets:
Allowance for doubtful accounts	$245	$207
Accrued expenses	9,783	8,054
Net operating loss carryforward	39,045	46,881
Various reserves	1,396	1,172
Equity losses in affiliate	119	119
Share-based compensation	672	665
Capital loss carryforward	74	94
Other	1,137	712
Subtotal	52,471	57,904
Less valuation allowance	4,044	4,127
Total deferred income tax assets	48,427	53,777
Deferred income tax liabilities:
Property and equipment	840	1,122
Intangible assets	5,978	5,499
Other	735	576
Total deferred income tax liabilities	7,553	7,197
Net deferred income tax assets	$40,874	$46,580

In fiscal 2019 and 2018, the valuation allowance on our deferred tax assets decreased by $83 and increased by $1,761, respectively, which is included in “Provision (benefit) for income taxes” in our Consolidated Comprehensive Income Statement.

As of September 30, 2019, we had available approximately $306,324 of federal net tax operating loss carry forward for federal income tax purposes, including $143,577 from net operating losses on which no tax benefit has been recognized and has not been recorded as a deferred tax asset. This carry forward, which may provide future tax benefits, will begin to expire in 2026. As of September 30, 2019, we had available approximately $94,007 state net tax operating loss carry forwards, including $8,722 from net operating losses on which no tax benefit has been recognized and has not been recorded as a deferred tax asset. The carry forwards, which may provide future tax benefits, will begin to expire in 2020. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2019, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. As a result, we have recorded a net deferred tax asset of $40,874 on our Consolidated Balance Sheets. We will continue to evaluate the appropriateness of our remaining deferred tax assets and need for valuation allowances on a quarterly basis. Further, any future reduction in the federal statutory tax rate could result in a charge to reduce the book value of the net deferred tax assets recorded on our Consolidated Balance Sheet.

As a result of a 2006 reorganization and related adjustment to the book basis in goodwill, we have tax basis in excess of book basis in amortizable goodwill of approximately $23,050. The tax basis in amortizable goodwill in excess of book basis is not reflected as a deferred tax asset. To the extent the amortization of the excess tax basis results in a cash tax benefit, the benefit will first go to reduce goodwill, then other long-term intangible assets, and then tax expense.

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

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	Year Ended September 30,
	2019	2018
Balance at beginning of period	$30,256	$51,968
Additions for position related to current year	93	13
Additions for positions of prior years	19	272
Reduction resulting from the lapse of the applicable statutes of limitations	4,074	3,361
Reduction resulting from rate change	—	18,636
Balance at end of period	$26,294	$30,256

As of September 30, 2019, and 2018, $26,294 and $30,256, respectively, of unrecognized tax benefits would result in a decrease in the provision for income tax expense. We anticipate that approximately $1,573 in liabilities for unrecognized tax benefits, including accrued interest, primarily from net operating losses on which no tax benefit has been recognized, may be reversed in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits.

We had approximately $43 and $35 accrued for the payment of interest and penalties at September 30, 2019, and 2018, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

The tax years ended September 30, 2017, and forward are subject to federal audit as are tax years prior to September 30, 2017, to the extent of unutilized net operating losses generated in those years. The tax years ended September 30, 2016, and forward are subject to state audits as are tax years prior to September 30, 2016, to the extent of unutilized net operating losses generated in those years.

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

Segment information for the years ended September 30, 2019, 2018 and 2017 is as follows:

	Year Ended September 30, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$305,624	$321,246	$136,790	$313,336	$—	$1,076,996
Cost of services	275,722	264,746	105,863	248,562	—	894,893
Gross profit	29,902	56,500	30,927	64,774	—	182,103
Selling, general and administrative	27,815	31,850	18,664	46,864	15,382	140,575
Contingent consideration	—	(97)	(277)	—	—	(374)
Loss (gain) on sale of assets	(30)	(6)	105	(17)	—	52
Income (loss) from operations	$2,117	$24,753	$12,435	$17,927	$(15,382)	$41,850
Other data:
Depreciation and amortization expense	$2,563	$1,513	$4,528	$852	$101	$9,557
Capital expenditures	$2,402	$973	$1,377	$1,412	$136	$6,300
Total assets	$82,050	$109,263	$116,867	$63,903	$73,175	$445,258

	Year Ended September 30, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$274,299	$219,655	$97,163	$285,711	$—	$876,828
Cost of services	244,656	179,518	75,337	227,355	—	726,866
Gross profit	29,643	40,137	21,826	58,356	—	149,962
Selling, general and administrative	27,031	26,003	18,293	41,401	11,192	123,920
Contingent consideration	(100)	(85)	288	—	—	103
Loss (gain) on sale of assets	(37)	(4)	18	8	—	(15)
Income (loss) from operations	$2,749	$14,223	$3,227	$16,947	$(11,192)	$25,954
Other data:
Depreciation and amortization expense	$2,197	$1,247	$4,672	$637	$107	$8,860
Capital expenditures	$2,216	$647	$735	$932	$33	$4,563
Total assets	$89,729	$80,528	$109,506	$55,176	$87,055	$421,994

	Year Ended September 30, 2017
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$227,606	$225,275	$83,824	$274,039	$—	$810,744
Cost of services	208,619	187,419	63,399	210,809	—	670,246
Gross profit	18,987	37,856	20,425	63,230	—	140,498
Selling, general and administrative	20,170	24,219	17,859	43,689	14,433	120,370
Contingent consideration	—	—	(145)	—	—	(145)
Loss (gain) on sale of assets	(32)	(1)	(79)	43	—	(69)
Income (loss) from operations	$(1,151)	$13,638	$2,790	$19,498	$(14,433)	$20,342
Other data:
Depreciation and amortization expense	$1,648	$740	$6,412	$565	$269	$9,634
Capital expenditures	$1,241	$2,046	$538	$561	$203	$4,589
Total assets	$84,756	$63,917	$106,114	$51,994	$117,713	$424,494

12. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 824,676 shares were available for issuance at September 30, 2019.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, authorized the repurchase from time to time of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice.

We repurchased 467,819 shares of our common stock during the year ended September 30, 2019, in open market transactions at an average price of $17.34 per share.

We repurchased 100,627 shares of our common stock during the year ended September 30, 2018, in open market transactions at an average price of $15.41 per share.

Treasury Stock

During the year ended September 30, 2019, we issued 216,679 shares of common stock from treasury and repurchased 97,003 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 467,819 shares of common stock on the open market pursuant to our stock repurchase program. During the year ended September 30, 2019, we issued 1,923 unrestricted shares of common stock from treasury to members of our Board of Directors as part of their overall compensation and 22,500 unrestricted shares to satisfy the exercise of outstanding options. We also issued 283,195 shares out of treasury for restricted shares granted upon the appointment of the Company’s Chief Executive Officer in March 2019 (as described below).

During the year ended September 30, 2018, we repurchased 32,832 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock under the Equity Incentive Plan and repurchased 100,627 shares of common stock on the open market pursuant to our stock repurchase program. During the year ended September 30, 2018, we issued 520 unrestricted shares of common stock from treasury to members of our Board of Directors as part of their overall compensation and 1,500 unrestricted shares to satisfy the exercise of outstanding options.

Restricted Stock

During the years ended September 30, 2019, 2018, and 2017, we recognized $776, $256, and $538, respectively, in compensation expense related to our restricted stock awards. At September 30, 2019, the unamortized compensation cost related to outstanding unvested restricted stock was $3,024. A summary of restricted stock awards for the years ended September 30, 2019, 2018, and 2017 is provided in the table below:

	Year Ended September 30,
	2019	2018	2017
Unvested at beginning of year	—	140,668	174,334
Granted	283,195	—	—
Vested	—	(140,668)	(31,409)
Forfeited	—	—	(2,257)
Unvested at end of year	283,195	—	140,668

The fair value of shares vesting during the years ended September 30, 2019, 2018, and 2017 was $0, $2,201 and $460, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting. At September 30, 2019, we had unvested restricted stock of $3,800. Vesting of this restricted stock is as follows:

1.	Time-Based Award: 80,000 restricted shares vest over a four-year period ending March 4, 2023, based on continued employment with the Company, with 20,000 shares vesting each year.

2.
Long-term Incentive Plan Award: Subject to a service requirement, 23,195 restricted shares vest contingent upon the Company achieving specified performance targets for the three-year period ending September 30, 2021.

3.
Stock Price-Based Awards: Subject to a service requirement, 180,000 restricted shares vest in four tranches when the closing price per share of the Company's common stock equals or exceeds the price specified below for such tranche for any 20 trading days out of 25 consecutive trading days (the "Vesting Stock Price") at any time during the five years ending March 4, 2024.

	a.	Tranche 1: 60,000 shares with a Vesting Stock Price of $35 per share;

	b.	Tranche 2: 40,000 shares with a Vesting Stock Price of $40 per share;

	c.	Tranche 3: 40,000 shares with a Vesting Stock Price of $45 per share;

	d.	Tranche 4: 40,000 shares with a Vesting Stock Price of $50 per share;

All the restricted shares granted under the Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These Director PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the years ended September 30, 2019, 2018, and 2017, we recognized $300, $189, and $167, respectively, in compensation expense related to these grants. At September 30, 2019, the Company had an aggregate of 210,386 Director PSUs outstanding.

Employee Phantom Stock Units

An employee phantom stock unit (an “Employee PSU”) is a contractual right to receive one share of the Company’s common stock. Depending on the terms of each grant, Employee PSUs may vest upon the achievement of certain specified performance objectives and continued performance of services, or may vest based on continued performance of services through the vesting date. On February 6, 2019, the Company granted Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 264,815 shares of common stock. Of these Employee PSUs, 97,985 Employee PSUs were forfeited during the year ended September 30, 2019, and 3,991 Employee PSUs vested in conjunction with the departure of Company employees. As of September 30, 2019, a maximum of 162,840 shares of common stock may be issued under outstanding Employee PSUs.

During the year ended September 30, 2019, we recognized compensation expense of $1,151 related to these grants. The vesting of these awards is subject to either the achievement of specified levels of cumulative net income before taxes or specified stock price levels and continued performance of services through mid-December 2021, or based on continued performance through the vesting date alone. At September 30, 2019, redemption of a portion of the awards is deemed probable.

During the year ended September 30, 2018, we recognized a benefit to compensation expense of $581 related to Employee PSU grants. This benefit was the result of a reduction in the estimated number of units deemed probable of vesting, based on the projected achievement of specified performance objectives.

Stock Options

We did not issue stock options during the years ended September 30, 2019, 2018 and 2017.

The following table summarizes activity relating to options granted in the years ended September 30, 2013 and 2015.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2016	79,500	$6.43
Options granted	—	—
Exercised	33,750	6.46
Forfeited and canceled	—	—
Outstanding, September 30, 2017	45,750	$6.42
Options granted	—	—
Exercised	1,500	7.21
Forfeited and canceled	—	—
Outstanding, September 30, 2018	44,250	$6.39
Options granted	—	—
Exercised	22,500	6.43
Forfeited and canceled	—	—
Outstanding, September 30, 2019	21,750	$6.35

The following table summarizes options outstanding and exercisable at September 30, 2019:

Outstanding and Exercisable as of September 30, 2019	Remaining Contractual Life in Years	Weighted-Average Exercise Price
13,000	3.58	$5.76
1,000	5.29	$7.27
7,750	5.34	$7.21
21,750		$6.35

Our 2013 and 2015 options cliff vested at the end of a two year period ending at the anniversary date of the grant. All options expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury, then issue new shares. Unexercised stock options expire May 2023, January 2025 and February 2025.

During the years ended September 30, 2019, 2018, and 2017, we recognized zero, zero and $23, respectively, in compensation expense related to our stock option awards.

The intrinsic value of stock options outstanding and exercisable was $254 and $292 at September 30, 2019, and 2018, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

13. RELATED-PARTY TRANSACTIONS

The Company is a party to a sublease agreement with Tontine Associates, for corporate office space in Greenwich, Connecticut. The lease was renewed in November 2019, with monthly rent of approximately $8. Payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord. See Note 3, “Controlling Shareholder” for additional information regarding Tontine.

14. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. We recognized $2,144, $1,895, and $1,157 in matching expenses in fiscal years 2019, 2018, and 2017, respectively.

Executive Savings Plan

Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a plan year. The Human Resources and Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose. No compensation earned during the years ended September 30, 2019, 2018, or 2017 was deferred under this plan.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan in accrued expenses and other non-current liabilities in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $738 and $755 recorded as of September 30, 2019 and 2018, respectively. We recognized compensation expense related to these agreements of $42, zero and zero during the years ended September 30, 2019, 2018, and 2017, respectively.

Multiemployer Pension Plan

The Infrastructure Solutions segment participates in a multiemployer direct benefit pension plan for employees covered under our collective bargaining agreement. We do not administer the plan. We do not significantly participate in this plan. As of December 31, 2018, this plan was funded at 83.27%.

15. FAIR VALUE MEASUREMENTS

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

At September 30, 2019, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and 2018, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	September 30, 2019
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$763	$763	$—
Executive savings plan liabilities	(646)	(646)	—
Contingent consideration liability	(11)	—	(11)
Total	$106	$117	$(11)

	September 30, 2018
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$747	$747	$—
Executive savings plan liabilities	(631)	(631)	—
Contingent consideration liability	(680)	—	(680)
Total	$(564)	$116	$(680)

In fiscal years 2016, 2017, and 2018, we entered into contingent consideration arrangements related to certain acquisitions. Please see Note 19, “Business Combinations” for further discussion. At September 30, 2019, we estimated the fair value of these contingent consideration liabilities at $11. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair Value at September 30, 2018	$680
Settlements	(295)
Net adjustments to fair value	(374)
Fair Value at September 30, 2019	$11

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

16. INVENTORY

Inventories consist of the following components:

	September 30,
	2019	2018
Raw materials	$4,104	$4,453
Work in process	6,301	5,168
Finished goods	1,861	1,746
Parts and supplies	9,277	9,599
Total inventories	$21,543	$20,966

17. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment for the years ended September 30, 2019 and 2018:

	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Balance at September 30, 2017	$7,176	$—	$30,886	$8,631	$46,693
Acquisitions (Note 19)	—	2,892	—	1,348	4,240
Purchase accounting adjustments	(200)	(76)	45	—	(231)
Balance at September 30, 2018	6,976	2,816	30,931	9,979	50,702
Divestitures	—	—	(119)	—	(119)
Purchase accounting adjustments	—	—	—	39	39
Balance at September 30, 2019	$6,976	$2,816	$30,812	$10,018	$50,622

Based upon the results of our annual impairment assessment, the fair value of our each of our four segments exceeded the book value at September 30, 2019, and warranted no impairment.

Intangible Assets

Intangible assets consist of the following:

		September 30, 2019
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$5,084	$(1,267)	$3,817
Technical library	20	400	(121)	279
Customer relationships	6 - 15	33,539	(11,051)	22,488
Non-competition arrangements	5	40	(9)	31
Backlog and construction contracts	1	599	(591)	8
Total		$39,662	$(13,039)	$26,623

		September 30, 2018
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5 - 20	$5,084	$(831)	$4,253
Technical library	20	400	(101)	299
Customer relationships	6 - 15	33,539	(7,870)	25,669
Non-competition arrangements	5	40	(1)	39
Backlog and construction contracts	1	2,562	(2,232)	330
Total		$41,625	$(11,035)	$30,590

For the years ended September 30, 2019, 2018, and 2017, amortization expense of intangible assets was $3,950, $4,101 and $5,766, respectively. The weighted average useful life of our intangible assets at September 30, 2019, was 9.3 years. Our estimated future amortization expense for years ended September 30 is as follows:

Year Ended September 30,
2020	$3,222
2021	3,249
2022	3,422
2023	2,785
2024	2,240
Thereafter	11,705
Total	$26,623

18. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. We maintain various insurance coverages to minimize financial risk associated with these proceedings. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows. With respect to all such proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We expense routine legal costs related to these proceedings as they are incurred. As of September 30, 2019, we did not have any significant outstanding legal matters.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2019 and 2018, we had $6,683 and $6,202, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of September 30, 2019 and 2018, we had $90 and $171, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2019, $6,268 of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of September 30, 2019, the estimated cost to complete our bonded projects was approximately $88,698. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2019, $200 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2019, we had no such significant commitments.

19. BUSINESS COMBINATIONS

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

•
Azimuth Communications, Inc. (“Azimuth”) – On April 6, 2018, the Company’s Communications segment acquired all of the outstanding capital stock of Azimuth, a Portland, Oregon-based provider of design and integration services for structured cabling, physical security, access control systems, distributed antenna systems, wireless access, and audio visual systems. The acquisition of Azimuth has accelerated our Communications segment's expansion into the Pacific Northwest market, which the Company believes to be an attractive market.

•
Electrical Contractors North, Inc. ("ECNI") – On July 31, 2018, the Company’s Residential segment acquired substantially all of the assets of ECNI, a Salt Lake City, Utah-based provider of electrical contracting for multi-family residential and hotel construction. We believe the acquisition of ECNI furthers our Residential segment’s growth strategy by providing a foothold in the Salt Lake City market.

The Company accounted for these fiscal 2018 transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuation of the assets and liabilities assumed for our fiscal 2018 acquisitions as of the acquisition dates is as follows:

Current assets	$1,767
Property and equipment	590
Intangible assets (primarily customer relationships)	3,182
Goodwill	4,164
Current liabilities	(1,580)
Long term liabilities	(14)
Deferred tax liability	(696)
Net assets acquired	$7,413

With regard to goodwill, the balance is attributable to the workforce of the acquired business and other intangibles that do not qualify for separate recognition. In connection with the Azimuth and ECNI acquisitions, we acquired aggregate goodwill of $4,164, of which $1,448 is tax deductible.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly financial information for the years ended September 30, 2019 and 2018 is summarized as follows:

	Year Ended September 30, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$243,842	$256,914	$282,633	$293,607
Gross profit	$41,601	$43,235	$46,397	$50,870
Net income (loss) attributable to IES Holdings, Inc.	$6,884	$5,489	$10,972	$9,861

Earnings (loss) per share:
Basic	$0.32	$0.26	$0.52	$0.47
Diluted	$0.32	$0.26	$0.52	$0.46

	Year Ended September 30, 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$198,300	$205,677	$232,576	$240,275
Gross profit	$33,064	$33,840	$42,537	$40,521
Net income (loss) attributable to IES Holdings, Inc.	$(29,569)	$2,221	$8,516	$4,675

Earnings (loss) per share:
Basic	$(1.39)	$0.11	$0.40	$0.22
Diluted	$(1.39)	$0.11	$0.40	$0.22

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on this assessment, our management determined that our disclosure controls and procedures were effective as of September 30, 2019.

Ernst & Young LLP, an independent registered public accounting firm that has audited the Company’s financial statements as of and for the three-year period ended September 30, 2019, has issued a report on their audit of management’s internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be included Item 10 of Part III of this Annual Report on Form 10-K is incorporated by reference from the section entitled "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the sections entitled “Security Ownership of Certain Beneficial Owners and Management;” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than January 28, 2020.

Item 11. Executive Compensation

The information required to be included in Item 11 of Part III of this Annual Report on Form 10-K is incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Certain information required to be included in Item 12 of Part III of this Annual Report on Form 10-K is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Securities Authorized for Issuance Under Equity Plans

The following table provides information as of September 30, 2019 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 12, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements set forth in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	162,840		$—	824,676 (1)
Equity compensation plans not approved by security holders	21,750	(2)	$6.35	—
(1) Represents shares available for issuance under the Company's 2006 Equity Incentive Plan, as amended and restated effective February 9, 2016 (the "Amended Plan"). This plan provides for the granting or awarding of stock options, stock, restricted stock and other forms of equity to employees (including officers), consultants and directors of the Company. This includes 162,840 shares that may be issued pursuant to outstanding performance based phantom stock units ("PPSUs") based on achievement of performance metrics, where applicable, and otherwise assuming the target award is met.
(2) Represents shares issuable upon exercise of outstanding options granted under the Company’s 2006 Equity Incentive Plan (as amended and restated as of October 2007), which was in place prior to the Amended Plan. This includes 21,750 options with a weighted-average term of 4.29 years.

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
PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)    Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8. “ Financial Statements and Supplementary Data” of this Form 10-K.

(b)    Exhibits

Exhibit No.	Description
2.1 —
Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of Amendment No. 4 to the Company's Registration Statement on Form S-4 filed on August 5, 2013) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

2.2 —
First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of Amendment No. 4 to the Company's Registration Statement on Form S-4 filed on August 5, 2013)

2.3 —
Stock Purchase Agreement dated as of June 1, 2016, by and among IES Infrastructure Solutions, LLC, IES Holdings, Inc., Technibus, Inc. and Technibus, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 15, 2016)

3.1 —
Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2016)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2013)
3.3 —	Amended and Restated Bylaws of IES Holdings, Inc., effective November 6, 2019 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 8, 2019)
4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed December 9, 2016)
4.2 —
Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 9, 2016)

4.3 —
Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 17, 2006)

4.4 —
First Amendment to Registration Rights Agreement, dated September 11, 2007, by and among Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), Tontine Capital Partners, L.P. and certain of its affiliates (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed December 14, 2012)

10.1 —
Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2 —
First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)

10.3 —
Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.4 —
Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates.(Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.5 —
Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.), certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

10.6 —
Agreement of Indemnity, dated May 7, 2010, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania and any and all of their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010)

10.7 —
Amendment No. 1 to Agreement of Indemnity, dated August 16, 2012, between Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania, and any and all of their affiliates, subsidiaries, successors and assigns (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2012)

10.8 —
Agreement of Indemnity, dated May 7, 2013, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and XL Specialty Insurance Company, XL Reinsurance America, Inc. and Greenwich Insurance Company and their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2013)

10.9 —
Agreement of Indemnity, September 9, 2016, by IES Holdings, Inc. and certain of its present and future subsidiaries and affiliates and Everest Reinsurance Company and Everest National Insurance Company, and their affiliated, associated and subsidiary companies, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2016)

10.10 —
General Agreement of Indemnity, July 14, 2017, by IES Holdings, Inc. and certain of its present and future subsidiaries and affiliates and Travelers Casualty and Surety Company of America, St. Paul Fire and Marine Insurance Company, and their affiliated, associated and subsidiary companies, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2017)

10.11 —
Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2017)

10.12 —
Joinder, Limited Consent and First Amendment to Second Amended and Restated Credit and Security Agreement, dated as of July 14, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2017)

10.13 —
Second Amendment to the Amended Credit Agreement, dated as of August 2, 2017, to Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2017)

10.14 —
Third Amendment to Second Amended and Restated Credit and Security Agreement, dated as of July 23, 2018, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018)

10.15 —
Fourth Amendment, dated as of May 20, 2019, to Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 2, 2019)

10.16 —
Fifth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of September 6, 2019, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 9, 2019)

10.17 —
Sublease Agreement between Tontine Associates, L.L.C. and IES Shared Services, Inc., dated March 29, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2012)

10.18 —
First Amendment between Tontine Associates, L.L.C., IES Shared Services, Inc. and IES Management ROO, LP, dated as of March 31, 2016, to Sublease Agreement between Tontine Associates, L.L.C., and IES Shared Services, Inc., dated March 29, 2012. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

10.19 —
Second Amendment, dated as of May 1, 2019, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016, between Tontine Associates, L.L.C. and IES Management ROO, LP (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed May 6, 2019)

10.20 —
Third Amendment, dated as of November 5, 2019, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016 and May 1, 2019, between Tontine Associates, L.L.C. and IES Management ROO, LP (an exhibit to this agreement has been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of the omitted exhibit will be furnished to the SEC upon request.) (1)

10.21 —
Board Observer Letter Agreement between Tontine Associates, L.L.C. and IES Holdings, Inc., dated December 6, 2018 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed December 7, 2018)

*10.22 —	Term Life Insurance Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)
*10.23 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) 2006 Equity Incentive Plan, as amended and restated through 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2007)

*10.24 —
Form of Performance-Based Phantom Stock Unit Award Agreement under the Company’s 2006 Equity Incentive Plan, as amended and restated through 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed February 8, 2016)

*10.25 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed December 28, 2015)

*10.26 —
Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.27 —
Form of Stock Option Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.28 —
Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.29 —
Performance-Based Phantom Stock Unit Award Agreement, dated as of June 6, 2016, by and between the Company and Mr. Santoni, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2016)

*10.30 —
Performance-Based Phantom Cash Unit Award Agreement, dated as of June 6, 2016, by and between the Company and Mr. Santoni, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 7, 2016)

*10.31 —	Amended and Restated 2009 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)
*10.32 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

*10.33 —
Amended and Restated Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Executive Severance Benefit Plan, effective January 12, 2016 (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed December 9, 2016)

*10.34 —
Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016), dated February 6, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.35 —	IES Holdings, Inc. Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March, 5, 2019)
*10.36 —	IES Holdings, Inc. Long-Term Incentive Plan Annual Grant Program (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March, 5, 2019)
*10.37 —
Form of Cumulative Income Restricted Stock Award Agreement under the Company’s 2006 Equity Incentive Plan (as of February 9, 2016), dated March 4, 2019 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.38 —
Time-Based Restricted Stock Award Agreement, dated as of March 4, 2019, by and between IES Holdings, Inc. and Gary S. Matthews, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.39 —
First Stock Price-Based Restricted Stock Award Agreement, dated as of March 4, 2019, by and between IES Holdings, Inc. and Gary S. Matthews, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.40 —
Second Stock Price-Based Restricted Stock Award Agreement, dated as of March 4, 2019, by and between IES Holdings, Inc. and Gary S. Matthews, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.41 —
Employment Agreement between IES Holdings, Inc. and Gary S. Matthews, dated as of February 28, 2019 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.42 —
Transition Agreement and Release between IES Holdings, Inc. and Robert W. Lewey, dated as of March 9, 2019 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.43 —
Consulting Fee Agreement between IES Holdings, Inc. and Robert W. Lewey, dated as of March 9, 2019 (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

21.1 —	Subsidiaries of the Registrant (1)
23.1 —	Consent of Ernst & Young LLP (1)
31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Gary S. Matthews, Chief Executive Officer (1)
31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Chief Financial Officer (1)
32.1 —	Section 1350 Certification of Gary S. Matthews, Chief Executive Officer (2)
32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Chief Financial Officer (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Schema Document (1)
101.LAB	Inline XBRL Label Linkbase Document (1)
101.PRE	Inline XBRL Presentation Linkbase Document (1)
101.DEF	Inline XBRL Definition Linkbase Document (1)
101.CAL	Inline XBRL Calculation Linkbase Document (1)
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 6, 2019.

IES HOLDINGS, INC.

By:	/s/ Gary S. Matthews
Gary S. Matthews
Chief Executive Officer and Director
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of IES HOLDINGS, INC. hereby constitutes and appoints Gary S. Matthews and Tracy A. McLauchlin, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any or all amendments to this report, with any and all exhibits thereto, and all other documents required to be filed therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do, if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary S. Matthews	Chief Executive Officer and Director	December 6, 2019
Gary S. Matthews	(Principal Executive Officer)

/s/ Tracy A. McLauchlin	Senior Vice President, Chief Financial Officer and Treasurer	December 6, 2019
Tracy A. McLauchlin	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Todd M. Cleveland	Director	December 6, 2019
Todd M. Cleveland

/s/ Joseph L. Dowling III	Director	December 6, 2019
Joseph L. Dowling III

/s/ David B. Gendell	Director	December 6, 2019
David B. Gendell

/s/ Jeffrey L. Gendell	Director and Chairman of the Board	December 6, 2019
Jeffrey L. Gendell

/s/ Joe D. Koshkin	Director	December 6, 2019
Joe D. Koshkin

/s/ Donald L. Luke	Director	December 6, 2019
Donald L. Luke