Form 10-Q
period 2019-12-31
IES Holdings, Inc.
filed 2020-02-04
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On January 31, 2020, there were 21,224,588 shares of common stock outstanding.

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

•
the sale or disposition of all or any portion of the shares of our common stock held by our controlling stockholder, which, could trigger change of control provisions in a number of our material agreements, including our financing and surety arrangements and our executive severance plan, as well as exercisability of the purchase rights under our tax benefit protection plan;

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

You should understand that the foregoing, as well as other risk factors discussed in this document and those listed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including without limitation information concerning our controlling stockholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	December 31,	September 30,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,295	$18,934
Accounts receivable:
Trade, net of allowance of $1,009 and $1,184, respectively	169,559	186,279
Retainage	32,992	29,214
Inventories	19,861	21,543
Costs and estimated earnings in excess of billings	27,941	29,860
Prepaid expenses and other current assets	12,088	10,625
Total current assets	289,736	296,455
Property and equipment, net	25,613	25,746
Goodwill	50,622	50,622
Intangible assets, net	25,740	26,623
Deferred tax assets	38,064	40,874
Operating right of use assets	34,940	0
Other non-current assets	5,150	4,938
Total assets	$469,865	$445,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	140,379	152,909
Billings in excess of costs and estimated earnings	45,555	40,563
Total current liabilities	185,934	193,472
Long-term debt	319	299
Operating long-term lease liabilities	23,718	0
Other non-current liabilities	2,206	1,945
Total liabilities	212,177	195,716
Noncontrolling interest	2,910	3,294
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 21,223,176 and 21,165,011 outstanding, respectively	220	220
Treasury stock, at cost, 826,353 and 884,518 shares, respectively	(11,998)	(12,483)
Additional paid-in capital	192,499	192,911
Retained earnings	74,057	65,600
Total stockholders’ equity	254,778	246,248
Total liabilities and stockholders’ equity	$469,865	$445,258

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Revenues	$276,043	$243,842
Cost of services	225,828	202,241
Gross profit	50,215	41,601
Selling, general and administrative expenses	37,872	32,086
Contingent consideration	0	34
Gain on sale of assets	(36)	(3)
Operating income	12,379	9,484
Interest and other (income) expense:
Interest expense	239	547
Other (income) expense, net	141	47
Income from operations before income taxes	11,999	8,890
Provision for income taxes	3,469	1,907
Net income	8,530	6,983
Net income attributable to noncontrolling interest	(28)	(99)
Comprehensive income attributable to IES Holdings, Inc.	$8,502	$6,884

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.40	$0.32
Diluted	$0.39	$0.32

Shares used in the computation of earnings per share:
Basic	20,883,477	21,233,132
Diluted	21,148,312	21,261,065

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended December 31, 2019
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, September 30, 2019	22,049,529	$220	(884,518)	$(12,483)	$192,911	$65,600	$246,248
Issuances under compensation plans	—	—	95,409	1,343	(1,343)	—	—
Acquisition of treasury stock	—	—	(37,244)	(858)	—	—	(858)
Non-cash compensation	—	—	—	—	931	—	931
Increase in noncontrolling interest	—	—	—	—	—	(45)	(45)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	8,502	8,502
BALANCE, December 31, 2019	22,049,529	$220	(826,353)	$(11,998)	$192,499	$74,057	$254,778

	Three Months Ended December 31, 2018
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, September 30, 2018	22,049,529	$220	(843,993)	$(8,937)	$196,810	$32,314	$220,407
Issuances under compensation plans	—	—	212,688	2,252	(2,252)	—	—
Cumulative effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	102	102
Acquisition of treasury stock	—	—	(132,121)	(2,211)	—	—	(2,211)
Non-cash compensation	—	—	—	—	49	—	49
Net income attributable to IES Holdings, Inc.	—	—	—	—		6,884	6,884
BALANCE, December 31, 2018	22,049,529	$220	(763,426)	$(8,896)	$194,607	$39,300	$225,231

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,530	$6,983
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	21	38
Deferred financing cost amortization	101	77
Depreciation and amortization	2,362	2,372
Gain on sale of assets	(36)	(3)
Non-cash compensation expense	931	49
Deferred income taxes	2,815	1,907
Changes in operating assets and liabilities:
Accounts receivable	16,699	(9,750)
Inventories	1,683	(2,915)
Costs and estimated earnings in excess of billings	1,918	7,015
Prepaid expenses and other current assets	(6,291)	(3,012)
Other non-current assets	74	(1,449)
Accounts payable and accrued expenses	(22,772)	(3,552)
Billings in excess of costs and estimated earnings	4,992	1,478
Other non-current liabilities	(6)	(603)
Net cash provided by (used in) operating activities	11,021	(1,365)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,391)	(2,088)
Proceeds from sale of assets	46	3
Net cash used in investing activities	(1,345)	(2,085)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	104,189	93
Repayments of debt	(104,189)	(101)
Distribution to noncontrolling interest	(457)	0
Purchase of treasury stock	(858)	(2,211)
Net cash used in financing activities	(1,315)	(2,219)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,361	(5,669)
CASH, CASH EQUIVALENTS, beginning of period	18,934	26,247
CASH, CASH EQUIVALENTS, end of period	$27,295	$20,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$273	$524
Cash paid for income taxes (net)	$(707)	$92

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

•
Communications – Nationwide provider of technology infrastructure services, including the design, build, and maintenance of the communications infrastructure within data centers for co-location and managed hosting customers for both large corporations and independent businesses.

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

Seasonality and Quarterly Fluctuations

Results of operations from our Residential construction segment can be seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues generated during fall and winter. The Commercial & Industrial, Communications and Infrastructure Solutions segments of our business are less subject to seasonal trends, as work in these segments generally is performed inside structures protected from the weather, although weather can still impact these businesses, especially in the early stages of projects. Our service and maintenance business is generally not affected by seasonality. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Results for our Infrastructure Solutions segment may be affected by the timing of outages at our customers’ facilities. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Basis of Financial Statement Preparation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of IES, our wholly-owned subsidiaries, and entities that we control due to ownership of a majority of voting interest and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Noncontrolling Interest

In connection with our acquisitions of STR Mechanical, LLC in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at December 31, 2019, the redemption amount would have been $2,548. For the three months ended December 31, 2019 we recorded a decrease to retained earnings of $45 to increase the carrying amount of the noncontrolling interest in NEXT Electric to its redemption amount, if it had been redeemable at December 31, 2019.

Leases

We enter into various contractual arrangements for the right to use facilities, vehicles and equipment. We evaluate whether each of these arrangements contains a lease and classify all identified leases as either operating or finance. If the arrangement is subsequently modified, we re-evaluate our classification. The lease term generally ranges from two to ten years for facilities and three to five years for vehicles and equipment. Our lease terms may include the exercise of renewal or termination options when it is reasonably certain these options will be exercised. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.

Upon commencement of the lease, we recognize a lease liability and corresponding right-of use ("ROU") asset for all leases with an initial term greater than twelve months. Lease liabilities represent the present value of our future lease payments over the expected lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate as the discount rate in calculating the present value of the lease payments. The incremental borrowing rate is determined by identifying a synthetic credit rating for the consolidated company, where treasury functions are centrally managed, and adjusting the interest rates from associated indexes for differences in credit risk and interest rate risk. We have elected to combine the lease and nonlease components in the recognition of our lease liabilities across all classes of underlying assets. ROU assets represent our right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability with adjustments for prepaid or accrued rent, lease incentives or unamortized initial direct costs. Costs associated with operating lease assets are recognized on a straight-line basis over the term of the lease. Our lease assets are tested for impairment in the same manner as long-lived assets used in operations.

Certain lease contracts include obligations to pay for other services, such as operations and maintenance. Where the costs of these services can be identified as fixed or fixed-in-substance, the costs are included as part of the future lease payments. If the cost is not fixed at the inception of the lease, the cost is recorded as a variable cost in the period incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in accounting for business combinations and analyzing goodwill, intangible assets and long-lived asset impairments and adjustments, allowance for doubtful accounts receivable, stock-based compensation, reserves for legal matters, realizability of deferred tax assets, unrecognized tax benefits and self-insured claims liabilities and related reserves.

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

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Fair Value Measurement Disclosure Framework (“ASU 2018-13”), to modify certain disclosure requirements for fair value measurements. Under the new guidance, registrants will need to disclose weighted average information for significant unobservable inputs for all Level 3 fair value measurements. The guidance does not specify how entities should calculate the weighted average, but requires them to explain their calculation. The new guidance also requires disclosing the changes in unrealized gain and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted for either the entire standard or only the provisions that eliminate or modify the requirements. We plan to adopt this standard on October 1, 2020, and do not expect the adoption to have a material effect on our Condensed Consolidated Financial Statements.

Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-of-use asset ("ROU") and a lease liability on our Balance Sheet for all leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will be accounted for similar to current capital leases. We adopted ASU 2016-02 on October 1, 2019 using a modified retrospective transition approach. Using the optional transition method allowed under Accounting Standard Update No. 2018-11, prior period amounts were not adjusted retrospectively and continue to be reported using the previous accounting standards in effect for the period presented. We elected to utilize all of the available practical expedients with the exception of the practical expedient permitting the use of hindsight when determining the lease term and assessing impairment of ROU assets. Therefore, we did not reassess whether any of our existing or expired contracts contained leases or the classification of or initial direct costs included in our existing or expired leases.

The adoption of ASU 2016-02 resulted in the recognition of operating leases assets of approximately $32,434 and operating lease liabilities of approximately $32,237 on our Condensed Consolidated Balance Sheet at the adoption date. The difference between the operating lease assets and liabilities was primarily due to previously accrued rent expense relating to periods prior to October 1, 2019. The adoption did not have a significant impact on our Condensed Consolidated Statements of Comprehensive Income or Cash Flows. See Note 13, “Leases” for additional discussion of our lease accounting policies and expanded disclosures.

In June 2018, the FASB issued Accounting Standard Update No. 2018-07, Compensation—Stock Compensation (“ASU 2018-07”), to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for nonemployee awards may be lower and less volatile than under current GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update was adopted as of October 1, 2019 with no impact to our financial statements.

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 56.9 percent of the Company’s outstanding common stock according to a From 4 filed with the SEC by Tontine on January 6, 2020. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

On December 6, 2018, the Company entered into a Board Observer Letter Agreement with Tontine Associates in order to assist Tontine in managing its investment in the Company. Subject to the terms and conditions set forth in the Letter Agreement, the Company granted Tontine the right, at any time that Tontine holds at least 20% of the outstanding common stock of the Company, to appoint a representative to serve as an observer to the Board (the “Board Observer”). The Board Observer, who must be reasonably acceptable to those members of the Board who are not affiliates of Tontine, shall have no voting rights or other decision making authority. Subject to the terms and conditions set forth in the Letter Agreement, so long as Tontine has the right to appoint a Board Observer, the Board Observer will have the right to attend and participate in meetings of the Board and the committees thereof, subject to confidentiality requirements, and to receive reimbursement for reasonable out-of-pocket expenses incurred in his or her capacity as a Board Observer and such rights to coverage under the Company’s directors’ and officers’ liability insurance policy as are available to the Company’s directors.

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

Costs of Obtaining a Contract

In certain of our operations, we incur commission costs related to entering into a contract that we only incurred because of that contract. When this occurs, we capitalize that cost and amortize it over the expected term of the contract. At December 31, 2019, we had capitalized commission costs of $64.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. When significant pre‑contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated 2020 and 2019 revenue was derived from the following service activities. See details in the following tables:

	Three Months Ended December 31,
	2019	2018
Commercial & Industrial	$67,743	$72,583
Communications	84,289	69,325
Infrastructure Solutions
Industrial Services	11,111	12,223
Custom Power Solutions	20,172	17,256
Total	31,283	29,479
Residential
Single-family	54,874	50,476
Multi-family and Other	37,854	21,979
Total	92,728	72,455
Total Revenue	$276,043	$243,842

	Three Months Ended December 31, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$63,835	$62,027	$29,491	$92,728	$248,081
Time-and-material	3,908	22,262	1,792	—	27,962
Total revenue	$67,743	$84,289	$31,283	$92,728	$276,043

	Three Months Ended December 31, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$65,830	$48,829	$27,511	$72,455	$214,625
Time-and-material	6,753	20,496	1,968	—	29,217
Total revenue	$72,583	$69,325	$29,479	$72,455	$243,842

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of December 31, 2019, Accounts receivable included $11,369 of unbilled receivables for which we have an unconditional right to bill.

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

The net asset (liability) position for contracts in process consisted of the following:

	December 31,	September 30,
	2019	2019
Costs and estimated earnings on uncompleted contracts	$750,341	$761,401
Less: Billings to date and unbilled accounts receivable	(767,955)	(772,104)
	$(17,614)	$(10,703)

The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	December 31,	September 30,
	2019	2019
Costs and estimated earnings in excess of billings	$27,941	$29,860
Billings in excess of costs and estimated earnings	(45,555)	(40,563)
	$(17,614)	$(10,703)

During the three months ended December 31, 2019, and 2018, we recognized revenue of $19,550 and $20,167 related to our contract liabilities at October 1, 2019 and 2018, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the three months ended December 31, 2019 or 2018.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At December 31, 2019, we had remaining performance obligations of $430,072. The Company expects to recognize revenue on approximately $379,950 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the three months ended December 31, 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

4.  DEBT

At December 31, 2019, and September 30, 2019, our long-term debt of $319 and $299, respectively, primarily related to loans on capital expenditures. At December 31, 2019, we also had $7,733 in outstanding letters of credit and total availability of $82,651 under our revolving credit facility without violating our financial covenants.

Pursuant to our Second Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A. (as amended, the “Credit Agreement”), the Company is subject to the financial or other covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2019. The Company was in compliance with the financial covenants as of December 31, 2019.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three months ended December 31, 2019, and 2018:

	Three Months Ended December 31,
	2019	2018
Numerator:
Net income attributable to common stockholders of IES Holdings, Inc.	$8,337	$6,884
Increase (decrease) in noncontrolling interest	45	—
Net income attributable to restricted stockholders of IES Holdings, Inc.	120	—
Net income attributable to IES Holdings, Inc.	$8,502	$6,884

Denominator:
Weighted average common shares outstanding — basic	20,883,477	21,233,132
Effect of dilutive stock options and non-vested restricted stock	264,835	27,933
Weighted average common and common equivalent shares outstanding — diluted	21,148,312	21,261,065

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.40	$0.32
Diluted	$0.39	$0.32

For the three months ended December 31, 2019, and 2018, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three months ended December 31, 2019, and 2018 is as follows:

	Three Months Ended December 31, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$67,743	$84,289	$31,283	$92,728	$—	$276,043
Cost of services	61,008	68,722	23,513	72,585	—	225,828
Gross profit	6,735	15,567	7,770	20,143	—	50,215
Selling, general and administrative	7,288	8,569	4,493	13,720	3,802	37,872
Loss (gain) on sale of assets	(27)	(9)	—	—	—	(36)
Operating income (loss)	(526)	7,007	3,277	6,423	(3,802)	12,379
Other data:
Depreciation and amortization expense	$676	$337	$1,120	$210	$19	$2,362
Capital expenditures	$460	$282	$437	$212	$—	$1,391
Total assets	$80,612	$113,574	$112,413	$77,109	$86,157	$469,865

	Three Months Ended December 31, 2018
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$72,583	$69,325	$29,479	$72,455	$—	$243,842
Cost of services	63,908	57,359	23,552	57,422	—	202,241
Gross profit	8,675	11,966	5,927	15,033	—	41,601
Selling, general and administrative	6,716	6,934	4,481	11,137	2,818	32,086
Contingent consideration	—	—	34	—	—	34
Loss (gain) on sale of assets	(3)	—	0	—	—	(3)
Operating income (loss)	1,962	5,032	1,412	3,896	(2,818)	9,484
Other data:
Depreciation and amortization expense	$626	$415	$1,094	$209	$28	$2,372
Capital expenditures	$852	$500	$187	$447	$102	$2,088
Total assets	$78,924	$88,534	$114,475	$55,352	$85,852	$423,137

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 752,614 shares were available for issuance at December 31, 2019.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, authorized the repurchase from time to time of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 19,817 shares of our common stock during the three months ended December 31, 2019, in open market transactions at an average price of $22.51 per share. We repurchased 46,133 shares of our common stock during the three months ended December 31, 2018, in open market transactions at an average price of $16.08 per share.

Treasury Stock

During the three months ended December 31, 2019, we issued 95,409 shares of common stock from treasury stock to employees and repurchased 17,427 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 19,817 shares of common stock on the open market pursuant to our stock repurchase program.

During the three months ended December 31, 2018, we issued 212,688 shares of common stock from treasury to employees and repurchased
85,988 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 46,133 shares of common stock on the open market pursuant to our stock repurchase program.

Restricted Stock

We granted 49,579 restricted shares to executives during the three months ended December 31, 2019. These awards include restricted shares subject to the achievement of specified levels of cumulative net income before taxes, as well as shares that vest based on the passage of time. During the three months ended December 31, 2019, and 2018 we recognized $366 and $0 in compensation expense related to all restricted stock awards, respectively. At December 31, 2019, the unamortized compensation cost related to outstanding unvested restricted stock was $3,687.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These Director PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors or upon a change of control. We record compensation expense for the full value of the grant on the date of grant. During the three months ended December 31, 2019, and 2018, we recognized $100 and $42, respectively, in compensation expense related to these grants.

Performance Based Phantom Stock Units

An employee phantom stock unit (an “Employee PSU”) is a contractual right to receive one share of the Company’s common stock. Depending on the terms of each grant, Employee PSUs may vest upon the achievement of certain specified performance objectives and continued performance of services, or may vest based on continued performance of services through the vesting date. On February 6, 2019, and December 4, 2019, the Company granted Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 264,815, and 39,767 shares of common stock, respectively. Of these Employee PSUs, 97,985 Employee PSUs have been forfeited, and 49,678 have vested. At December 31, 2019, a maximum of 156,919 shares of common stock may be issued under our outstanding Employee PSUs.

During the three months ended December 31, 2019 and 2018, we recognized $429 and zero in compensation expense, respectively, related to Employee PSU grants.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees and full-time employees of participating subsidiaries are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. During the three months ended December 31, 2019, and 2018, we recognized $385 and $423, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $740 and $738 recorded as of December 31, 2019, and September 30, 2019, respectively, related to such plans.

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
At December 31, 2019, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, and September 30, 2019, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	December 31, 2019
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$812	$812	$—
Executive savings plan liabilities	(693)	(693)	—
Contingent consideration	(11)	—	(11)
Total	$108	$119	$(11)

	September 30, 2019
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$763	$763	$—
Executive savings plan liabilities	(646)	(646)	—
Contingent consideration	(11)	—	(11)
Total	$106	$117	$(11)

In fiscal years 2016, 2017 and 2018, we entered into contingent consideration arrangements related to certain acquisitions. At December 31, 2019, we estimated the fair value of these contingent consideration liabilities at $11. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2019	$11
Settlements	—
Net adjustments to fair value	—
Fair value at December 31, 2019	$11

10. INVENTORY

Inventories consist of the following components:

	December 31,	September 30,
	2019	2019
Raw materials	$3,863	$4,104
Work in process	5,431	6,301
Finished goods	1,358	1,861
Parts and supplies	9,209	9,277
Total inventories	$19,861	$21,543

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment for the three months ended December 31, 2019:

	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Goodwill at September 30, 2019	$6,976	$2,816	$30,812	$10,018	$50,622
Divestitures	—	—	—	—	—
Adjustments	—	—	—		—
Goodwill at December 31, 2019	$6,976	$2,816	$30,812	$10,018	$50,622

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)	December 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$5,044	$(1,328)	$3,716
Technical library	20	400	(126)	274
Customer relationships	6-15	33,539	(11,825)	21,714
Non-competition arrangements	5	40	(11)	29
Backlog and construction contracts	1	251	(244)	7
Total intangible assets		$39,274	$(13,534)	$25,740

	Estimated Useful Lives (in Years)	September 30, 2019
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$5,084	$(1,267)	$3,817
Technical library	20	400	(121)	279
Customer relationships	6-15	33,539	(11,051)	22,488
Non-competition arrangements	5	40	(9)	31
Backlog and construction contracts	1	599	(591)	8
Total intangible assets		$39,662	$(13,039)	$26,623

The weighted average useful life of our intangible assets at December 31, 2019, was 9.91 years.

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

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2019, and September 30, 2019, we had $6,121 and $6,683, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of December 31, 2019, and September 30, 2019, we had $74 and $90, respectively, reserved for these claims. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2019, and September 30, 2019, $7,533 and $6,268, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of December 31, 2019, the estimated cost to complete our bonded projects was approximately $98,656. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At December 31, 2019, and September 30, 2019, $200 and $200, respectively, of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2019, we had no such material commitments.

13. LEASES

We enter into various contractual arrangements for the right to use facilities, vehicles and equipment. The lease term generally ranges from two to ten years for facilities and three to five years for vehicles and equipment. Our lease terms may include the exercise of renewal or termination options when it is reasonably certain these options will be exercised. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.

Current lease liabilities included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets were $11,040 as of December 31, 2019.

The maturities of lease liabilities as of December 31, 2019 are as follows:

Operating Leases
Remainder of 2020	$8,750
2021	9,273
2022	7,268
2023	4,966
2024	3,123
Thereafter	5,134
Total undiscounted lease payments	$38,523
Less: imputed interest	3,765
Present value of lease liabilities	$34,758

The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of December 31, 2019, is $842.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

Three Months Ended December 31, 2019
Operating lease cost	$3,022
Short-term lease cost	148
Variable lease cost	177
Total lease cost	$3,347

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

December 31, 2019
Operating cash flows used for operating leases	$3,052
Right-of-use assets obtained in exchange for new lease liabilities	$5,150
Weighted-average remaining lease term - operating leases	4.8 years
Weighted-average discount rate - operating leases	4.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Part II, Item 8. “Financial Statements and Supplementary Data” as set forth in our Annual Report on Form 10-K for the year ended September 30, 2019, and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Part I, Item 1. “Business” of our Annual Report on Form 10-K for the year ended September 30, 2019, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, is a holding company that owns and manages operating subsidiaries, comprised of providers of industrial products and infrastructure services, to a variety of end markets. Our operations are currently organized into four principal business segments: Commercial & Industrial, Communications, Infrastructure Solutions and Residential.

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

	Three Months Ended December 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$276,043	100.0%	$243,842	100.0%
Cost of services	225,828	81.8%	202,241	82.9%
Gross profit	50,215	18.2%	41,601	17.1%
Selling, general and administrative expenses	37,872	13.7%	32,086	13.2%
Contingent consideration	—	—%	34	—%
Gain on sale of assets	(36)	—%	(3)	—%
Operating income	12,379	4.5%	9,484	3.9%
Interest and other (income) expense, net	380	0.1%	594	0.2%
Income from operations before income taxes	11,999	4.3%	8,890	3.6%
Provision for income taxes	3,469	1.3%	1,907	0.8%
Net income	8,530	3.1%	6,983	2.9%
Net income attributable to noncontrolling interest	(28)	—%	(99)	—%
Net income attributable to IES Holdings, Inc.	$8,502	3.1%	$6,884	2.8%

Consolidated revenues for the three months ended December 31, 2019, were $32.2 million higher than for the three months ended December 31, 2018, an increase of 13.2%, with increases at our Communications, Infrastructure Solutions, and Residential segments, driven by strong demand. Revenues decreased at our Commercial & Industrial segment, where many of our markets remain highly competitive.

Consolidated gross profit for the three months ended December 31, 2019, increased $8.6 million compared with the three months ended December 31, 2018. Our overall gross profit percentage increased to 18.2% during the three months ended December 31, 2019, as compared to 17.1% during the three months ended December 31, 2018. Gross profit as a percentage of revenue increased at each of our segments, with the exception of our Commercial & Industrial segment. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended December 31, 2019, our selling, general and administrative expenses were $37.9 million, an increase of $5.8 million, or 18.0%, over the three months ended December 31, 2018, driven by increased personnel costs at our operating segments in connection with their growth. This increase also includes an increase in stock based compensation expenses at the Corporate level. Selling, general and administrative expense as a percent of revenue increased from 13.2% for the three months ended December 31, 2018, to 13.7% for the three months ended December 31, 2019.

Commercial & Industrial

	Three Months Ended December 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$67,743	100.0%	$72,583	100.0%
Cost of services	61,008	90.1%	63,908	88.0%
Gross profit	6,735	9.9%	8,675	12.0%
Selling, general and administrative expenses	7,288	10.8%	6,716	9.3%
Gain on sale of assets	(27)	—%	(3)	—%
Operating income	(526)	(0.8)%	1,962	2.7%

Revenue. Revenues in our Commercial & Industrial segment decreased $4.8 million, or 6.7%, during the three months ended December 31, 2019, compared to the three months ended December 31, 2018. The decrease was largely driven by a reduction in time-and-material work, as well as lower demand for large, agricultural projects in the Midwest. The market for this segment’s services remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2019, decreased by $1.9 million, as compared to the three months ended December 31, 2018. The decrease is due to the reduction in volumes, as well as project inefficiencies at our Nebraska branch driven by weather and other factors. Gross margin as a percent of revenue decreased 2.1% to 9.9% during the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, as a result of a reduction in efficiency, as well as the reduction in volumes resulting in a higher rate of fixed overhead costs as a percentage of revenue.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2019, increased $0.6 million, or 8.5%, compared to the three months ended December 31, 2018, as we have invested in improving our procurement process. Selling, general and administrative expenses as a percentage of revenue increased 1.5% to 10.8% during the three months ended December 31, 2019, compared to the three months ended December 31, 2018.

Communications

	Three Months Ended December 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$84,289	100.0%	$69,325	100.0%
Cost of services	68,722	81.5%	57,359	82.7%
Gross profit	15,567	18.5%	11,966	17.3%
Selling, general and administrative expenses	8,569	10.2%	6,934	10.0%
Gain on sale of assets	(9)	—%	—	—%
Operating income	7,007	8.3%	5,032	7.3%

Revenue. Our Communications segment’s revenues increased by $15.0 million during the three months ended December 31, 2019, or 21.6%, compared to the three months ended December 31, 2018. The increase primarily resulted from increased demand driven by several of our large data center customers. Revenues in our Communications segment can vary from quarter to quarter based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2019, increased by $3.6 million compared to the three months ended December 31, 2018. Gross profit as a percentage of revenue increased 1.2% to 18.5% as our margins benefitted from the impact of an increased volume of work on our fixed costs, as well as an increase in higher margin fixed-price contracts.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $1.6 million, or 23.6%, during the three months ended December 31, 2019, compared to the three months ended December 31, 2018. The increase is a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation expense in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenue in the Communications segment increased 0.2% to 10.2% of segment revenue during the three months ended December 31, 2019, compared to the three months ended December 31, 2018.

Infrastructure Solutions

	Three Months Ended December 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$31,283	100.0%	$29,479	100.0%
Cost of services	23,513	75.2%	23,552	79.9%
Gross profit	7,770	24.8%	5,927	20.1%
Selling, general and administrative expenses	4,493	14.4%	4,481	15.2%
Contingent consideration	—	—%	34	0.1%
Operating income	3,277	10.5%	1,412	4.8%

Revenue. Revenues in our Infrastructure Solutions segment increased $1.8 million during the three months ended December 31, 2019, an increase of 6.1% compared to the three months ended December 31, 2018. The increase in revenue was driven primarily by our generator enclosure business, where demand increased for enclosures to be used at data centers.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended December 31, 2019, increased $1.8 million as compared to the three months ended December 31, 2018, primarily as a result of the increase in volume. Gross profit as a percentage of revenue increased 4.7% to 24.8%, as we benefited from the increased scale of operations combined with improved operational efficiencies.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended December 31, 2019, remained flat when compared to the three months ended December 31, 2018. Selling, general and administrative expense as a percent of revenue decreased from 15.2% to 14.4%, as we were able to scale our business effectively without adding significant general and administrative expense.

Residential

	Three Months Ended December 31,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$92,728	100.0%	$72,455	100.0%
Cost of services	72,585	78.3%	57,422	79.3%
Gross profit	20,143	21.7%	15,033	20.7%
Selling, general and administrative expenses	13,720	14.8%	11,137	15.4%
Operating income	6,423	6.9%	3,896	5.4%

Revenue. Our Residential segment’s revenues increased by $20.3 million during the three months ended December 31, 2019, an increase of 28.0% as compared to the three months ended December 31, 2018. The increase is driven by our multi-family business, where revenues increased by $15.1 million for the three months ended December 31, 2019, compared with the three months ended December 31, 2018. Single-family revenue also increased by $4.4 million. Solar and cable service business increased by $0.7 million for the three months ended December 31, 2019, compared with the same period in the prior year.

Gross Profit. During the three months ended December 31, 2019, our Residential segment's gross profit increased by $5.1 million, or 34.0%, as compared to the three months ended December 31, 2018. The increase in gross profit was driven primarily by higher volumes. Gross profit as a percentage of revenue increased 1.0% to 21.7% during the three months ended December 31, 2019, as compared with the three months ended December 31, 2018, as we benefited from the increased scale of our operations.

Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expense increased by $2.6 million, or 23.2%, during the three months ended December 31, 2019, compared to the three months ended December 31, 2018, primarily as a result of higher incentive compensation expense in connection with higher profitability. Selling, general and administrative expenses as a percentage of revenue in the Residential segment decreased to 14.8% of segment revenue during the three months ended December 31, 2019, compared to 15.4% in the three months ended December 31, 2018.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Interest expense	$138	$470
Deferred financing charges	101	77
Total interest expense	239	547
Other (income) expense, net	141	47
Total interest and other expense, net	$380	$594

During the three months ended December 31, 2019, we incurred interest expense of $0.2 million primarily comprised of interest expense from our revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), an average letter of credit balance of $7.0 million under our revolving credit facility and an average unused line of credit balance of $93.0 million under our revolving credit facility. This compares to interest expense of $0.5 million for the three months ended December 31, 2018, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.7 million under our revolving credit facility and an average unused line of credit balance of $63.0 million under our revolving credit facility.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $3.5 million for the three months ended December 31, 2019, compared to income tax expense of $1.9 million for the three months ended December 31, 2018. Expense for the quarter ended December 31, 2018 was partly offset by discrete benefits of $0.6 million, primarily related to the deduction of share-based compensation expense.

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

REMAINING PERORMANCE OBLIGATIONS AND BACKLOG

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. While backlog is not a defined term under GAAP, it is a common measurement used in our industry, and we believe it improves our ability to forecast future results and identify operating trends that may not otherwise be apparent. Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Additionally, electrical installation services for single-family housing at our Residential segment are completed on a short-term basis and are therefore excluded from backlog. The table below summarizes our backlog:

	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Remaining performance obligations	$430	$452	$487	$424
Agreements without an enforceable obligation (1)	79	85	59	149
Backlog	$509	$537	$546	$573
(1) Our backlog contains signed agreements and letters of intent which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

WORKING CAPITAL

During the three months ended December 31, 2019, working capital exclusive of cash decreased by $7.5 million from September 30, 2019, reflecting a $15.1 million decrease in current assets excluding cash and a $7.5 million decrease in current liabilities during the period.

During the three months ended December 31, 2019, our current assets exclusive of cash decreased to $262.4 million, as compared to $277.5 million as of September 30, 2019. The decrease primarily relates to a $16.7 million decrease in accounts receivable, in connection with lower revenue for the three months ended December 31, 2019, as compared with the three months ended September 30, 2019. Days sales outstanding decreased to 59 at December 31, 2019, from 62 at September 30, 2019. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the three months ended December 31, 2019, our total current liabilities decreased by $7.5 million to $185.9 million, compared to $193.5 million as of September 30, 2019, primarily related to a decrease in accounts payable and accrued liabilities in connection with reduced activity in the three months ended December 31, 2019 compared with the three months ended September 30, 2019.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2019, the estimated cost to complete our bonded projects was approximately $98.7 million.

LIQUIDITY AND CAPITAL RESOURCES
The Revolving Credit Facility

We maintain a $100 million revolving credit facility pursuant to a credit agreement with Wells Fargo that matures September 30, 2024 (as amended, the "Amended Credit Agreement").
The Amended Credit Agreement contains customary affirmative, negative and financial covenants as well as events of default.
As of December 31, 2019, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

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

At December 31, 2019, our Liquidity was $109.9 million, our Excess Availability was $82.7 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 5.2:1.0.

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

At December 31, 2019, we had $7.7 million in outstanding letters of credit with Wells Fargo and no outstanding borrowings.

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

Operating activities provided net cash of $11.0 million during the three months ended December 31, 2019, as compared to $(1.4) million of net cash used in the three months ended December 31, 2018. The increase in operating cash flow resulted from an increase in earnings and a reduction of working capital in the three months ended December 31, 2019.

Investing Activities

Net cash used in investing activities was $1.3 million for the three months ended December 31, 2019, compared with $2.1 million for the three months ended December 31, 2018. We used cash of $1.4 million for purchases of fixed assets in the three months ended December 31, 2019. For the three months ended December 31, 2018, we used $2.1 million of cash for the purchase of fixed assets.

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2019 was $1.3 million, compared with $2.2 million in the three months ended December 31, 2018. For the three months ended December 31, 2019, we drew and repaid $104.2 million on our revolving credit facility. We also used $0.9 million to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation, as well as in conjunction with our stock repurchase plan. For the three months ended December 31, 2018, we used $2.2 million to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation, as well as market repurchases under our stock repurchase plan.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019 authorized the repurchase from time to time of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 19,817 shares pursuant to this program during the three months ended December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Amended Credit Agreement. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and our risk factors in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Interest Rate Risk

We are subject to interest rate risk on floating interest rate borrowings under our revolving credit facility. If LIBOR were to increase, our interest payment obligations on outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. As we have no floating interest rate borrowings outstanding at December 31, 2019, we had no exposure to interest rate risk as of that date. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2019:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan as of December 31, 2019 (2)
October 1, 2019 – October 31, 2019	1,759	$19.69	1,759	1,255,226
November 1, 2019 – November 30, 2019	6,805	$19.64	6,805	1,248,421
December 1, 2019 – December 31, 2019	28,680	$24.04	11,253	1,237,168
Total	37,244	$23.03	19,817	1,237,168

(1)	The total number of shares purchased includes shares purchased pursuant to the plan described in footnote (2) below.

(2)
In 2015, our Board of Directors authorized a stock repurchase program for the purchase of up to 1.5 million shares of the Company’s common stock from time to time, and on May 2, 2019, authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company’s common stock under the stock repurchase program.

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

10.1 —	Amended and Restated Long-Term Incentive Plan Annual Grant Program. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 6, 2019) *
10.2 —	Form of IES Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan Restricted Stock Award Agreement(1)*
10.3 —	Form of IES Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan Phantom Stock Unit Award Agreement(1)*
31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Gary S. Matthews, Chief Executive Officer (1)
31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (1)
32.1 —	Section 1350 Certification of Gary S. Matthews, Chief Executive Officer (2)
32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	XBRL Schema Document (1)
101.LAB	XBRL Label Linkbase Document (1)
101.PRE	XBRL Presentation Linkbase Document (1)
101.DEF	XBRL Definition Linkbase Document (1)
101.CAL	XBRL Calculation Linkbase Document (1)
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Filed herewith.
(2)	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2020.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)