Form 10-Q
period 2020-03-31
IES Holdings, Inc.
filed 2020-05-05
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 1, 2020, there were 21,073,719 shares of common stock outstanding.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for job site closures or work stoppages, supply chain disruptions, construction delays, reduced demand for our services, our ability to collect from our customers, or illness of management or other employees;

•the ability of our controlling stockholder to take action not aligned with other stockholders;

•the sale or disposition of all or any portion of the shares of our common stock held by our controlling stockholder, which, could trigger change of control provisions in a number of our material agreements, including our financing and surety arrangements and our executive severance plan, as well as exercisability of the purchase rights under our tax benefit protection plan;

•the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership or a change in the federal tax rate;

•the potential recognition of valuation allowances or write-downs on deferred tax assets;

•the inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy, or the subsequent underperformance of those acquisitions;

•limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures and debt service;

•difficulty in fulfilling the covenant terms of our credit facility, including liquidity, and other financial requirements, which could result in a default and acceleration of indebtedness under our revolving credit facility;

•the possibility that we issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the value per share of our common stock;

•the relatively low trading volume of our common stock, as a result of which it could be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares;

•competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•future capital expenditures and refurbishment, repair and upgrade costs; and delays in and costs of refurbishment, repair and upgrade projects;

•a general reduction in the demand for our services;

•our ability to enter into, and the terms of, future contracts;

•success in transferring, renewing and obtaining electrical and other licenses;

•challenges integrating new businesses into the Company or new types of work, products or processes into our segments;

•credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability of some of our customers to retain sufficient financing, which could lead to project delays or cancellations;

•backlog that may not be realized or may not result in profits;

•the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•complications associated with the incorporation of new accounting, control and operating procedures;

•closures or sales of facilities resulting in significant future charges, including potential warranty losses or other unexpected liabilities, or a significant disruption of our operations;

•an increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•fluctuations in operating activity due to downturns in levels of construction or the housing market, seasonality and differing regional economic conditions;

•our ability to successfully manage projects;

•inaccurate estimates used when entering into fixed-priced contracts;

•the cost and availability of qualified labor and the ability to maintain positive labor relations;

•our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•a change in the mix of our customers, contracts or business;

•increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•the recognition of potential goodwill, long-lived assets and other investment impairments;

•potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•accidents resulting from the physical hazards associated with our work and the potential for accidents;

•the possibility that our current insurance coverage may not be adequate or that we may not be able to obtain policies at acceptable rates;

•the possibility that our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur;

•disagreements with taxing authorities with regard to tax positions we have adopted;

•the recognition of tax benefits related to uncertain tax positions;

•the effect of litigation, claims and contingencies, including warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•interruptions to our information systems and cyber security or data breaches;

•liabilities under laws and regulations protecting the environment; and

•loss of key personnel and effective transition of new management.

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	March 31,	September 30,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,799	$18,934
Accounts receivable:
Trade, net of allowance of $1,154 and $1,184, respectively	180,593	186,279
Retainage	37,015	29,214
Inventories	22,288	21,543
Costs and estimated earnings in excess of billings	27,478	29,860
Prepaid expenses and other current assets	12,651	10,625
Total current assets	323,824	296,455
Property and equipment, net	26,064	25,746
Goodwill	60,542	50,622
Intangible assets, net	43,810	26,623
Deferred tax assets	33,877	40,874
Operating right of use assets	34,804	—
Other non-current assets	3,423	4,938
Total assets	$526,344	$445,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	164,919	152,909
Billings in excess of costs and estimated earnings	45,886	40,563
Total current liabilities	210,805	193,472
Long-term debt	28,986	299
Operating long-term lease liabilities	23,457	—
Other non-current liabilities	2,445	1,945
Total liabilities	265,693	195,716
Noncontrolling interest	2,846	3,294
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 21,071,666 and 21,165,011 outstanding, respectively	220	220
Treasury stock, at cost, 977,863 and 884,518 shares, respectively	(15,643)	(12,483)
Additional paid-in capital	192,895	192,911
Retained earnings	80,333	65,600
Total stockholders’ equity	257,805	246,248
Total liabilities and stockholders’ equity	$526,344	$445,258

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$291,277	$256,914
Cost of services	240,013	213,679
Gross profit	51,264	43,235
Selling, general and administrative expenses	42,036	35,070
Contingent consideration	—	(149)
Loss (gain) on sale of assets	(1)	98
Operating income	9,229	8,216
Interest and other (income) expense:
Interest expense	320	535
Other (income) expense, net	268	(112)
Income from operations before income taxes	8,641	7,793
Provision for income taxes	2,428	2,336
Net income	6,213	5,457
Net loss attributable to noncontrolling interest	18	32
Comprehensive income attributable to IES Holdings, Inc.	$6,231	$5,489

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.30	$0.26
Diluted	$0.29	$0.26

Shares used in the computation of earnings per share:
Basic	20,847,245	21,139,096
Diluted	21,122,310	21,379,746

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Six Months Ended March 31,
	2020	2019
Revenues	$567,320	$500,756
Cost of services	465,841	415,920
Gross profit	101,479	84,836
Selling, general and administrative expenses	79,908	67,156
Contingent consideration	—	(115)
Loss (gain) on sale of assets	(37)	95
Operating income	21,608	17,700
Interest and other (income) expense:
Interest expense	559	1,082
Other (income) expense, net	409	(65)
Income from operations before income taxes	20,640	16,683
Provision for income taxes	5,897	4,243
Net income	14,743	12,440
Net income attributable to noncontrolling interest	(10)	(67)
Comprehensive income attributable to IES Holdings, Inc.	$14,733	$12,373

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.70	$0.58
Diluted	$0.69	$0.58

Shares used in the computation of earnings (loss) per share:
Basic	20,865,460	21,187,834
Diluted	21,132,519	21,424,522

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, December 31, 2019	22,049,529	$220	(826,353)	$(11,998)	$192,499	$74,057	$254,778
Issuances under compensation plans	—	—	21,171	308	(308)	—	—
Acquisition of treasury stock	—	—	(178,431)	(4,037)	—	—	(4,037)
Options exercised	—	—	5,750	84	(50)	—	34
Non-cash compensation	—	—	—	—	754	—	754
Decrease in noncontrolling interest	—	—	—	—	—	45	45
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	6,231	6,231
BALANCE, March 31, 2020	22,049,529	$220	(977,863)	$(15,643)	$192,895	$80,333	$257,805

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, December 31, 2018	22,049,529	$220	(763,426)	$(8,896)	$194,607	$39,300	$225,231
Issuances under compensation plans	—	—	287,186	3,653	(3,653)	—	—
Acquisition of treasury stock	—	—	(191,442)	(3,200)	—	—	(3,200)
Non-cash compensation	—	—	—	—	625	—	625
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	5,489	5,489
BALANCE, March 31, 2019	22,049,529	$220	(667,682)	$(8,443)	$191,579	$44,789	$228,145

	Six Months Ended March 31, 2020
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, September 30, 2019	22,049,529	$220	(884,518)	$(12,483)	$192,911	$65,600	$246,248
Issuances under compensation plans	—	—	116,580	1,650	(1,650)	—	—
Acquisition of treasury stock	—	—	(215,675)	(4,894)	—	—	(4,894)
Options exercised	—	—	5,750	84	(50)	—	34
Non-cash compensation	—	—		—	1,684	—	1,684
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	14,733	14,733
BALANCE, March 31, 2020	22,049,529	$220	(977,863)	$(15,643)	$192,895	$80,333	$257,805

	Six Months Ended March 31, 2019
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, September 30, 2018	22,049,529	$220	(843,993)	$(8,937)	$196,810	$32,314	$220,407
Issuances under compensation plans	—	—	499,874	5,905	(5,905)	—	—
Acquisition of treasury stock	—	—	(323,563)	(5,411)	—		(5,411)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	102	102
Non-cash compensation	—	—	—	—	674	—	674
Net loss attributable to IES Holdings, Inc.	—	—	—	—	—	12,373	12,373
BALANCE, March 31, 2019	22,049,529	$220	(667,682)	$(8,443)	$191,579	$44,789	$228,145

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,743	$12,440
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	281	248
Deferred financing cost amortization	204	156
Depreciation and amortization	5,597	4,846
Loss (gain) on sale of assets	(37)	95
Non-cash compensation expense	1,684	674
Deferred income taxes	4,543	4,243
Changes in operating assets and liabilities:
Accounts receivable	8,595	(9,616)
Inventories	(220)	(2,873)
Costs and estimated earnings in excess of billings	2,847	3,152
Prepaid expenses and other current assets	(8,942)	(764)
Other non-current assets	1,543	(1,370)
Accounts payable and accrued expenses	(2,035)	(144)
Billings in excess of costs and estimated earnings	4,113	(948)
Other non-current liabilities	(195)	(736)
Net cash provided by operating activities	32,721	9,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,898)	(3,929)
Proceeds from sale of assets	53	7
Cash paid in conjunction with business combinations	(28,952)	—
Net cash used in investing activities	(31,797)	(3,922)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	592,422	122
Repayments of debt	(563,093)	(10,144)
Cash paid for finance leases	(71)	—
Distribution to noncontrolling interest	(457)	(137)
Purchase of treasury stock	(4,894)	(5,411)
Options exercised	34	—
Net cash provided by (used in) financing activities	23,941	(15,570)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,865	(10,089)
CASH, CASH EQUIVALENTS, beginning of period	18,934	26,247
CASH, CASH EQUIVALENTS, end of period	$43,799	$16,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$410	$1,008
Cash paid for income taxes (net)	$522	$523

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
(Unaudited)
1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of end-markets. Our operations are currently organized into four principal business segments, based upon the nature of our current services:

•Commercial & Industrial – Provider of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.
•Communications – Nationwide provider of technology infrastructure services, including the design, build, and maintenance of the communications infrastructure within data centers for co-location and managed hosting customers for both large corporations and independent businesses.
•Infrastructure Solutions – Provider of electro-mechanical solutions for industrial operations, including apparatus repair and custom-engineered products such as generator enclosures to be used in data centers and other industrial applications.
•Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

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

Noncontrolling Interest

In connection with our acquisitions of STR Mechanical, LLC in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at March 31, 2020, the redemption amount would have been $2,434.

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

Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses, with further clarifications made in April 2019 and May 2019 with the issuances of Accounting Standard Updates No. 2019-04 and 2019-05. This update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted. We are currently evaluating the impact it will have on our Condensed Consolidated Financial Statements. We plan to adopt this standard on October 1, 2020.

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

Accounting Standards Recently Adopted

In February 2016, the FASB issued Accounting Standard Update No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees need to recognize a ROU asset and a lease liability on the Balance Sheet for all leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases result in straight-line expense, while finance leases are accounted for similar to capital leases under the previous lease accounting standard. We adopted ASU 2016-02 on October 1, 2019 using a modified retrospective transition approach. Using the optional transition method allowed under Accounting Standard Update No. 2018-11, prior period amounts were not adjusted retrospectively and continue to be reported using the previous accounting standards in effect for the period presented. We elected to utilize all of the available practical expedients with the exception of the practical expedient permitting the use of hindsight when determining the lease term and assessing impairment of ROU assets. Therefore, we did not reassess whether any of our existing or expired contracts contained leases or the classification of or initial direct costs included in our existing or expired leases.

The adoption of ASU 2016-02 resulted in the recognition of ROU assets of approximately $32,434 and operating lease liabilities of approximately $32,237 on our Condensed Consolidated Balance Sheet at the adoption date. The difference between the ROU assets and lease liabilities was primarily due to previously accrued rent expense relating to periods prior to October 1, 2019. The adoption did not have a significant impact on our Condensed Consolidated Statements of Comprehensive Income or Cash Flows. See Note 13, “Leases” for additional discussion of our lease accounting policies and expanded disclosures.

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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 57.3 percent of the Company’s outstanding common stock according to a Form 4 filed with the SEC by Tontine on April 3, 2020. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Costs of Obtaining a Contract

In certain of our operations, we incur commission costs related to entering into a contract that we only incurred because of that contract. When this occurs, we capitalize that cost and amortize it over the expected term of the contract. At March 31, 2020, we had capitalized commission costs of $59.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. When significant pre-contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated 2020 and 2019 revenue was derived from the following service activities. Certain prior year amounts have been reclassified to conform to current year presentation. See details in the following tables:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Commercial & Industrial	$65,960	$79,975	$133,703	$152,558
Communications	95,990	70,437	180,279	139,762
Infrastructure Solutions
Industrial Services	10,724	12,145	21,835	24,368
Custom Power Solutions	18,576	22,305	38,748	39,561
Total Infrastructure Solutions	29,300	34,450	60,583	63,929
Residential
Single-family	58,958	51,492	113,832	101,968
Multi-family and Other	41,069	20,560	78,923	42,539
Total Residential	100,027	72,052	192,755	144,507
Total Revenue	$291,277	$256,914	$567,320	$500,756

	Three Months Ended March 31, 2020
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$62,779	$71,377	$27,484	$100,027	$261,667
Time-and-material	3,181	24,613	1,816	—	29,610
Total revenue	$65,960	$95,990	$29,300	$100,027	$291,277

	Three Months Ended March 31, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$76,467	$48,602	$32,097	$72,052	$229,218
Time-and-material	3,508	21,835	2,353	—	27,696
Total revenue	$79,975	$70,437	$34,450	$72,052	$256,914

	Six Months Ended March 31, 2020
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$126,614	$133,404	$56,975	$192,755	$509,748
Time-and-material	7,089	46,875	3,608	—	57,572
Total revenue	$133,703	$180,279	$60,583	$192,755	$567,320

	Six Months Ended March 31, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$142,297	$97,431	$59,609	$144,507	$443,844
Time-and-material	10,261	42,331	4,320	—	56,912
Total revenue	$152,558	$139,762	$63,929	$144,507	$500,756

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of March 31, 2020, Accounts receivable included $11,545 of unbilled receivables for which we have an unconditional right to bill.

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

The net asset (liability) position for contracts in process consisted of the following:

	March 31,	September 30,
	2020	2019
Costs and estimated earnings on uncompleted contracts	$837,980	$761,401
Less: Billings to date and unbilled accounts receivable	(856,388)	(772,104)
	$(18,408)	$(10,703)

The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	March 31,	September 30,
	2020	2019
Costs and estimated earnings in excess of billings	$27,478	$29,860
Billings in excess of costs and estimated earnings	(45,886)	(40,563)
	$(18,408)	$(10,703)

During the three months ended March 31, 2020 and 2019, we recognized revenue of $21,473 and $18,114 related to our contract liabilities at January 1, 2020 and 2019, respectively. During the six months ended March 31, 2020 and 2019, we recognized revenue of $26,403 and $24,701 related to our contract liabilities at October 1, 2019 and 2018, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the three and six months ended March 31, 2020 or 2019.
Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At March 31, 2020, we had remaining performance obligations of $468,694. The Company expects to recognize revenue on approximately $427,508 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the three and six months ended March 31, 2020, net revenue recognized from our performance obligations satisfied in previous periods was not material.

4.  DEBT

At March 31, 2020, our long-term debt of $28,986 primarily related to amounts drawn on our credit facility, of which we repaid $15,000 subsequent to March 31, 2020. All amounts outstanding under our revolving credit facility are due upon its expiration in September 2024. Our interest rate on these borrowings was 2.7% at March 31, 2020. At September 30, 2019, our long-term debt of $299, primarily related to loans on capital expenditures. At March 31, 2020, we also had $6,962 in outstanding letters of credit and total availability of $57,170 under our revolving credit facility without violating our financial covenants.

Pursuant to our Second Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A. (as amended, the “Credit Agreement”), the Company is subject to the financial or other covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2019. The Company was in compliance with the financial covenants as of March 31, 2020.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to common stockholders of IES Holdings, Inc.	$6,175	$5,467
Increase (decrease) in noncontrolling interest	(45)	—
Net income attributable to restricted stockholders of IES Holdings, Inc.	101	22
Net income attributable to IES Holdings, Inc.	$6,231	$5,489

Denominator:
Weighted average common shares outstanding — basic	20,847,245	21,139,096
Effect of dilutive stock options and non-vested restricted stock	275,065	240,650
Weighted average common and common equivalent shares outstanding — diluted	21,122,310	21,379,746

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.30	$0.26
Diluted	$0.29	$0.26

	Six Months Ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to common stockholders of IES Holdings, Inc.	$14,510	$12,348
Net income (loss) attributable to restricted stockholders of IES Holdings, Inc.	223	25
Net income (loss) attributable to IES Holdings, Inc.	$14,733	$12,373

Denominator:
Weighted average common shares outstanding — basic	20,865,460	21,187,834
Effect of dilutive stock options and non-vested restricted stock	267,059	236,688
Weighted average common and common equivalent shares outstanding — diluted	21,132,519	21,424,522

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.70	$0.58
Diluted	$0.69	$0.58

For the three and six months ended March 31, 2020 and 2019, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three and six months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31, 2020
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$65,960	$95,990	$29,300	$100,027	$—	$291,277
Cost of services	61,492	79,352	22,055	77,114	—	240,013
Gross profit	4,468	16,638	7,245	22,913	—	51,264
Selling, general and administrative	8,586	9,419	4,918	15,754	3,359	42,036
Loss (gain) on sale of assets	(1)	—	—	—	—	(1)
Operating income (loss)	(4,117)	7,219	2,327	7,159	(3,359)	9,229
Other data:
Depreciation and amortization expense	$689	$343	$1,754	$431	$18	$3,235
Capital expenditures	$212	$186	$153	$657	$299	$1,507
Total assets	$75,075	$126,871	$127,426	$101,246	$95,726	$526,344

	Three Months Ended March 31, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$79,975	$70,437	$34,450	$72,052	$—	$256,914
Cost of services	71,184	58,492	27,004	56,999	—	213,679
Gross profit	8,791	11,945	7,446	15,053	—	43,235
Selling, general and administrative	7,363	7,666	4,685	11,187	4,169	35,070
Contingent consideration	—	—	(149)	—	—	(149)
Loss (gain) on sale of assets	(1)	—	101	(2)	—	98
Operating income (loss)	1,429	4,279	2,809	3,868	(4,169)	8,216
Other data:
Depreciation and amortization expense	$629	$426	$1,175	$217	$27	$2,474
Capital expenditures	$615	$193	$635	$398	$—	$1,841
Total assets	$77,898	$91,960	$114,739	$55,417	$77,257	$417,271

	Six Months Ended March 31, 2020
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$133,703	$180,279	$60,583	$192,755	$—	$567,320
Cost of services	122,500	148,074	45,568	149,699	—	465,841
Gross profit	11,203	32,205	15,015	43,056	—	101,479
Selling, general and administrative	15,874	17,988	9,411	29,474	7,161	79,908
Loss (gain) on sale of assets	(28)	(9)	—	—	—	(37)
Operating income (loss)	(4,643)	14,226	5,604	13,582	(7,161)	21,608
Other data:
Depreciation and amortization expense	$1,365	$680	$2,874	$641	$37	$5,597
Capital expenditures	$672	$468	$590	$869	$299	$2,898
Total assets	$75,075	$126,871	$127,426	$101,246	$95,726	$526,344

	Six Months Ended March 31, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$152,558	$139,762	$63,929	$144,507	$—	$500,756
Cost of services	135,092	115,851	50,556	114,421	—	415,920
Gross profit	17,466	23,911	13,373	30,086	—	84,836
Selling, general and administrative	14,079	14,600	9,166	22,324	6,987	67,156
Contingent consideration	—	—	(115)	—	—	(115)
Loss (gain) on sale of assets	(4)	—	101	(2)	—	95
Operating income (loss)	3,391	9,311	4,221	7,764	(6,987)	17,700
Other data:
Depreciation and amortization expense	$1,255	$841	$2,269	$426	$55	$4,846
Capital expenditures	$1,467	$693	$822	$845	$102	$3,929
Total assets	$77,898	$91,960	$114,739	$55,417	$77,257	$417,271

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 731,443 shares were available for issuance at March 31, 2020.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, authorized the repurchase from time to time of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 178,431 and 198,248 shares, respectively, of our common stock during the three and six months ended March 31, 2020, in open market transactions at an average price of $22.60 and $22.59, respectively, per share. We repurchased 189,821 and 235,954 shares, respectively, of our common stock during the three and six months ended March 31, 2019, in open market transactions at an average price of $16.70 and $16.58, respectively, per share.

Treasury Stock

During the six months ended March 31, 2020, we issued 113,408 shares of common stock from treasury stock to employees and repurchased 17,427 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also issued 3,172 unrestricted shares of common stock from treasury to members of our Board of Directors as part of their overall compensation and 5,750 unrestricted shares to satisfy the exercise of outstanding options. We repurchased 198,248 shares of common stock on the open market pursuant to our stock repurchase program.

During the six months ended March 31, 2019, we issued 212,688 shares of common stock from treasury to employees and repurchased 87,609 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 235,954 shares of common stock on the open market pursuant to our stock repurchase program. In March 2019, we issued 3,991 shares of treasury stock as payment for outstanding phantom stock units that vested upon the departure of the Company's former President and issued 283,195 shares of treasury stock for restricted shares granted upon the appointment of the Company's Chief Executive Officer.

Restricted Stock

We granted 69,338 restricted shares to executives during the six months ended March 31, 2020. These awards include restricted shares subject to the achievement of specified levels of cumulative net income before taxes, as well as shares that vest based on the passage of time. During the three months ended March 31, 2020, and 2019 we recognized $429 and $111 in compensation expense related to all restricted stock awards, respectively. During the six months ended March 31, 2020 and 2019 we recognized $795 and $111 in compensation expense related to all restricted stock awards, respectively. At March 31, 2020, the unamortized compensation cost related to outstanding unvested restricted stock was $3,545.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These Director PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors or upon a change of control. We record compensation expense for the full value of the grant on the date of grant. During the three months ended March 31, 2019, and 2018, we recognized $96 and $50, respectively, in compensation expense related to these grants. During the six months ended March 31, 2020 and 2019 we recognized $197 and $99, respectively, in compensation expense related to these grants.

Performance Based Phantom Stock Units

An employee phantom stock unit (an “Employee PSU”) is a contractual right to receive one share of the Company’s common stock. Depending on the terms of each grant, Employee PSUs may vest upon the achievement of certain specified performance objectives and continued performance of services, or may vest based on continued performance of services through the vesting date. On February 6, 2019, and December 4, 2019, the Company granted Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 264,815, and 39,767 shares of common stock, respectively. Of these Employee PSUs, 97,983 Employee PSUs have been forfeited, and 49,678 have vested. At March 31, 2020, a maximum of 156,921 shares of common stock may be issued upon vesting of our outstanding Employee PSUs.

During the three months ended March 31, 2020 and 2019, we recognized $187 and $465 in compensation expense, respectively, related to Employee PSU grants. During the six months ended March 31, 2020 and 2019, we recognized $615 and $465 in compensation expense, respectively, related to Employee PSU grants.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees and full-time employees of participating subsidiaries are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. During the three months ended March 31, 2020 and 2019, we recognized $697 and $600, respectively, in matching expense. During the six months ended March 31, 2020 and 2019, we recognized $1,082 and $1,023, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $709 and $738 recorded as of March 31, 2020 and September 30, 2019, respectively, related to such plans.

9. FAIR VALUE MEASUREMENTS

Fair Value Measurement Accounting

Fair value is considered the price to sell an asset, or transfer a liability, between market participants on the measurement date. Fair value measurements assume that (1) the asset or liability is exchanged in an orderly manner, (2) the exchange is in the principal market for that asset or liability, and (3) the market participants are independent, knowledgeable, able and willing to transact an exchange. Fair value accounting and reporting establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions and expands disclosures about fair value measurements. Considerable judgment is required to interpret the market data used to develop fair value estimates. As such, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value.
At March 31, 2020, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and September 30, 2019, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	March 31, 2020
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$673	$673	$—
Executive savings plan liabilities	(559)	(559)	—
Contingent consideration	(11)	—	(11)
Total	$103	$114	$(11)

	September 30, 2019
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$763	$763	$—
Executive savings plan liabilities	(646)	(646)	—
Contingent consideration	(11)	—	(11)
Total	$106	$117	$(11)

In fiscal years 2016, 2017 and 2018, we entered into contingent consideration arrangements related to certain acquisitions. At March 31, 2020, we estimated the fair value of these contingent consideration liabilities at $11. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2019	$11
Settlements	—
Net adjustments to fair value	—
Fair value at March 31, 2020	$11

10. INVENTORY

Inventories consist of the following components:

	March 31,	September 30,
	2020	2019
Raw materials	$3,662	$4,104
Work in process	5,704	6,301
Finished goods	1,384	1,861
Parts and supplies	11,538	9,277
Total inventories	$22,288	$21,543

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment for the six months ended March 31, 2020:

	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Goodwill at September 30, 2019	$6,976	$2,816	$30,812	$10,018	$50,622
Acquisitions	—	—	3,906	6,014	9,920
Divestitures	—	—	—	—	—
Adjustments	—	—	—		—
Goodwill at March 31, 2020	$6,976	$2,816	$34,718	$16,032	$60,542

As a result of recent operating losses within our Commercial and Industrial business, we determined that an indicator of a potential goodwill impairment was present. As a result of this indicator, we performed a quantitative goodwill impairment assessment as of March 31, 2020. Based on the results of this assessment, we concluded that the fair value of our Commercial and Industrial reporting unit remains in excess of its carrying value, and therefore, we have not recorded an impairment charge for the quarter ended March 31, 2020. Our estimate of implied fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions, including the impact of COVID-19 on our business, that might directly impact the future performance of our business, and are therefore uncertain.

As of March 31, 2020, it is reasonably possible that judgments and estimates of certain key assumptions, including our internal forecasts or the external market conditions, could change in future periods and may result in a reduction in fair value. Significant adverse changes in future periods to these key assumptions, if any, could reasonably be expected to negatively affect our estimate of implied fair value, and may result in future goodwill impairment charges.

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)	March 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$7,854	$(1,446)	$6,408
Technical library	20	400	(131)	269
Customer relationships	6-15	46,189	(12,779)	33,410
Non-competition arrangements	5	1,300	(34)	1,266
Backlog and construction contracts	1	3,274	(817)	2,457
Total intangible assets		$59,017	$(15,207)	$43,810

	Estimated Useful Lives (in Years)	September 30, 2019
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$5,084	$(1,267)	$3,817
Technical library	20	400	(121)	279
Customer relationships	6-15	33,539	(11,051)	22,488
Non-competition arrangements	5	40	(9)	31
Backlog and construction contracts	1	599	(591)	8
Total intangible assets		$39,662	$(13,039)	$26,623
The weighted average useful life of our intangible assets at March 31, 2020, was 10.4 years.

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

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2020 and September 30, 2019, we had $5,949 and $6,683, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of March 31, 2020 and September 30, 2019, we had $58 and $90, respectively, reserved for these claims. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2020 and September 30, 2019, $6,762 and $6,268, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of March 31, 2020, the estimated cost to complete our bonded projects was approximately $97,627. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At each of March 31, 2020, and September 30, 2019, $200 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2020, we had no such material commitments.

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

Current operating and finance liabilities of $11,188 and $226, respectively, were included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets as of March 31, 2020. Non-current finance lease liabilities and finance lease right-of-use assets were included in the "Other non-current liabilities" and "Other non-current assets", respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of March 31, 2020 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2020	$6,058	$116	$6,174
2021	10,148	234	10,382
2022	8,045	208	8,253
2023	5,442	206	5,648
2024	3,308	173	3,481
Thereafter	5,224	29	5,253
Total undiscounted lease payments	$38,225	$966	$39,191
Less: imputed interest	3,581	110	3,691
Present value of lease liabilities	$34,644	$856	$35,500
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of March 31, 2020, is $508.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended	Six Months Ended
	March 31, 2020
Operating lease cost	$2,917	$5,940
Finance lease cost
Amortization of lease assets	60	60
Interest on lease liabilities	15	15
Finance lease cost	75	75
Short-term lease cost	279	475
Variable lease cost	251	428
Total lease cost	$3,522	$6,918

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	Three Months Ended	Six Months Ended
	March 31, 2020
Operating cash flows used for operating leases	$3,181	$6,298
Operating cash flows used for finance leases	15	15
Right-of-use assets obtained in exchange for new operating lease liabilities	2,557	8,144
Right-of-use assets obtained in exchange for new finance lease liabilities	497	928

March 31, 2020
Weighted-average remaining lease term - operating leases	4.6 years
Weighted-average remaining lease term - finance leases	4.5 years
Weighted-average discount rate - operating leases	4.0%
Weighted-average discount rate - finance leases	5.6%

14. BUSINESS COMBINATIONS AND DIVESTITURES

The Company completed two acquisitions during the six months ended March 31, 2020 for a total aggregate cash consideration of $28,952.

• Aerial Lighting & Electric, Inc. (“Aerial”) – On February 18, 2020, we acquired 100% of the equity interests in Aerial, a Naugatuck, CT based electrical contractor specializing in the design and installation of electrical systems for multi-family developments. The acquisition of Aerial furthers our Residential segment's growth strategy by providing a foothold in the Northeast market.
• Plant Power & Control Systems, LLC (“PPCS”) – On February 21, 2020, we acquired 100% of the membership interests in PPCS, a Birmingham, AL based manufacturer and installer of custom engineered power distribution equipment. The acquisition of PPCS furthers our Infrastructure Solutions segment's growth strategy by accelerating their expansion in the Southeast market.

The Company accounted for the transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations derived from estimated fair value assessments and assumptions used by management are preliminary pending finalization of certain tangible and intangible asset valuations and assessment of deferred taxes. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed. This may result in adjustments to the preliminary amounts recorded. The preliminary valuation of the assets and liabilities assumed is as follows:

Current assets	$6,127
Property and equipment	489
Intangible assets	19,743
Goodwill	9,920
Current liabilities	(4,873)
Deferred tax liability	(2,454)
Net assets acquired	$28,952

With regard to goodwill, the balance is attributable to the workforce of the acquired business and other intangibles that do not qualify for separate recognition. In connection with these acquisitions, we acquired goodwill of $9,920 of which $3,906 is tax deductible.

These acquisitions contributed $4,956 in additional revenue and $527 in operating income during the three and six months ended March 31, 2020.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma results of operations for the three and six months ended March 31, 2020 and 2019 are calculated as if each acquisition occurred as of October 1 of the fiscal year prior to consummation.

	Unaudited
	Three Months Ended March 31,
	2020	2019
Revenues	$298,777	$266,093
Net income attributable to IES Holdings, Inc.	$6,982	$5,600

	Unaudited
	Six Months Ended March 31,
	2020	2019
Revenues	$584,484	$518,386
Net income attributable to IES Holdings, Inc.	$16,133	$12,704

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

Impact of COVID-19 on Our Business

The outbreak of the Coronavirus Disease 2019 (“COVID-19”) and related governmental responses have caused, and are likely to continue to cause, significant disruption to the economy and the health of employees and customers across the markets in which we operate and beyond. As such, COVID-19 has adversely affected, and is expected to continue to adversely affect, our business, although it is difficult to predict the magnitude and nature of the impact. State and local governments in most of the localities where we operate have deemed most of our services to be essential or critical, and therefore permitted to continue operating in those localities while “stay at home” orders are in effect during this pandemic. Therefore, we are focused on protecting the health and safety of our employees while maintaining the continuity of our operations. While most of our facilities and job sites continue to operate, the extent to which COVID-19 and its broader impact on the economy will affect future demand for our services is uncertain. We have seen COVID-19 affect demand in some areas of our business, where construction or maintenance projects have been delayed; however, there are other areas where we have seen an increase in demand, particularly as it relates to critical infrastructure for data centers and communications.

COVID-19 presents potential new risks to our business. There have been only minor adverse impacts on our results of operations for the first six months of fiscal 2020, but we have experienced some challenges to date, including the implementation of new health and safety protocols and understanding and responding to changing federal, state and local orders. Factors that we expect will affect our results in the future include, but are not limited to, the potential impacts on our workforce of either illness or government orders requiring employees to remain at home; a reduced demand for our services, increases in operating costs due to disruptions, and limitations on the ability of our customers to pay us on a timely basis. We are continuing to monitor conditions affecting our business, and will take actions as may be necessary to ensure the health and safety of our employees and to serve our customers. Please refer to Par II. Item 1A. "Risk Factors" on this Quarterly Report on Form 10-Q for further information.

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

	Three Months Ended March 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$291,277	100.0%	$256,914	100.0%
Cost of services	240,013	82.4%	213,679	83.2%
Gross profit	51,264	17.6%	43,235	16.8%
Selling, general and administrative expenses	42,036	14.4%	35,070	13.7%
Contingent consideration	—	—%	(149)	(0.1)%
Loss (gain) on sale of assets	(1)	—%	98	—%
Operating income	9,229	3.2%	8,216	3.2%
Interest and other (income) expense, net	588	0.2%	423	0.2%
Income from operations before income taxes	8,641	3.0%	7,793	3.0%
Provision for income taxes	2,428	0.8%	2,336	0.9%
Net income	6,213	2.1%	5,457	2.1%
Net loss attributable to noncontrolling interest	18	—%	32	—%
Net income attributable to IES Holdings, Inc.	$6,231	2.1%	$5,489	2.1%

Consolidated revenues for the three months ended March 31, 2020, were $34.4 million higher than for the three months ended March 31, 2019, an increase of 13.4%, with increases at our Communications and Residential segments, driven by strong demand. Revenues decreased at our Commercial & Industrial segment, where many of our markets remain highly competitive, and our Infrastructure Solutions segment, which was affected by the timing of certain large customers’ capital spending cycles.

Consolidated gross profit for the three months ended March 31, 2020 increased $8.0 million compared with the three months ended March 31, 2019. Our overall gross profit percentage increased to 17.6% during the three months ended March 31, 2020, as compared to 16.8% during the three months ended March 31, 2019. Gross profit as a percentage of revenue increased at each of our segments, with the exception of our Commercial & Industrial segment. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended March 31, 2020, our selling, general and administrative expenses were $42.0 million, an increase of $7.0 million, or 19.9%, over the three months ended March 31, 2019, driven by increased personnel costs at our Communications and Residential operating segments in connection with their growth, as well as increased incentive compensation expense at those segments in connection with improved profitability and cash flow. Selling, general and administrative expense as a percent of revenue increased from 13.7% for the three months ended March 31, 2019, to 14.4% for the three months ended March 31, 2020.

	Six Months Ended March 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$567,320	100.0%	$500,756	100.0%
Cost of services	465,841	82.1%	415,920	83.1%
Gross profit	101,479	17.9%	84,836	16.9%
Selling, general and administrative expenses	79,908	14.1%	67,156	13.4%
Contingent consideration	0	—%	(115)	—%
Loss (gain) on sale of assets	(37)	—%	95	—%
Operating income	21,608	3.8%	17,700	3.5%
Interest and other (income) expense, net	968	0.2%	1,017	0.2%
Income from operations before income taxes	20,640	3.6%	16,683	3.3%
Provision for income taxes	5,897	1.0%	4,243	0.8%
Net income (loss)	14,743	2.6%	12,440	2.5%
Net income attributable to noncontrolling interest	(10)	—%	(67)	—%
Net income (loss) attributable to IES Holdings, Inc.	$14,733	2.6%	$12,373	2.5%

Consolidated revenues for the six months ended March 31, 2020, were $66.6 million higher than for the six months ended March 31, 2019, an increase of 13.3%, with increases at our Communications and Residential segments, driven by strong demand. Revenues decreased at our Commercial & Industrial and Infrastructure Solutions segments.

Our overall gross profit percentage increased to 17.9% during the six months ended March 31, 2020, as compared to 16.9% during the six months ended March 31, 2019. Gross profit as a percentage of revenue increased at our Communications, Infrastructure Solutions, and Residential segments, but decreased at our Commercial & Industrial segment. See further discussion below of changes in gross margin for our individual segments.

During the six months ended March 31, 2020, our selling, general and administrative expenses were $79.9 million, an increase of $12.8 million, or 19.0%, over the six months ended March 31, 2019, driven by increased personnel costs at our Communications and Residential operating segments in connection with their growth, as well as increased incentive compensation in connection with improved results at those segments. Selling, general and administrative expense as a percent of revenue increased from 13.4% for the six months ended March 31, 2019, to 14.1% for the six months ended March 31, 2020.

Commercial & Industrial

	Three Months Ended March 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$65,960	100.0%	$79,975	100.0%
Cost of services	61,492	93.2%	71,184	89.0%
Gross profit	4,468	6.8%	8,791	11.0%
Selling, general and administrative expenses	8,586	13.0%	7,363	9.2%
Gain on sale of assets	(1)	—%	(1)	—%
Operating income	(4,117)	(6.2)%	1,429	1.8%

Revenues. Revenues in our Commercial & Industrial segment decreased $14.0 million, or 17.5%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease was largely driven by lower demand for large, agricultural projects in the Midwest. The market for this segment’s services remains highly competitive, and disruptions caused by the COVID-19 pandemic have resulted in some delays in the awarding of new projects.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2020, decreased by $4.3 million, as compared to the three months ended March 31, 2019. The decrease is due to the reduction in volumes, as well as project execution difficulties, and inefficiencies driven by schedule changes and employee turnover. Gross margin as a percent of revenue decreased to 6.8% during the three months ended March 31, 2020, from 11.0% for the three months ended March 31, 2019, as a result of project execution difficulties, as well as the reduction in volumes resulting in a higher rate of fixed overhead costs as a percentage of revenue.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2020 increased $1.2 million, or 16.6%, compared to the three months ended March 31, 2019, as we have continued to invest in improving our procurement process, with the goal of improving gross margins in the future. Selling, general and administrative expenses as a percentage of revenue increased to 13.0% during the three months ended March 31, 2020, compared to 9.2% for the three months ended March 31, 2019.

	Six Months Ended March 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$133,703	100.0%	$152,558	100.0%
Cost of services	122,500	91.6%	135,092	88.6%
Gross profit	11,203	8.4%	17,466	11.4%
Selling, general and administrative expenses	15,874	11.9%	14,079	9.2%
Gain on sale of assets	(28)	—%	(4)	—%
Operating income	(4,643)	(3.5)%	3,391	2.2%

Revenues. Revenues in our Commercial & Industrial segment decreased $18.9 million during the six months ended March 31, 2020, a decrease of 12.4% compared to the six months ended March 31, 2019. The decrease was largely driven by a reduction in time-and-material work, as well as lower demand for large, agricultural projects in the Midwest. The market for this segment’s services remains highly competitive, and disruptions caused by the COVID-19 pandemic have resulted in some delays in the awarding of new projects.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2020 decreased by $6.3 million, or 35.9%, as compared to the six months ended March 31, 2019, driven by certain project inefficiencies in the quarter ended March 31, 2020. As a percentage of revenue, gross profit decreased from 11.4% for the six months ended March 31, 2019, to 8.4% for the six months ended March 31, 2020 as a result of project execution difficulties, as well as some inefficiencies caused by schedule delays and employee turnover, as well as the reduction in volumes resulting in a higher rate of fixed overhead costs as a percentage of revenue.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2020 increased $1.8 million, or 12.8%, compared to the six months ended March 31, 2019, as we have continued to invest in improving our procurement process, with the goal of improving gross margins in the future. Selling, general and administrative expenses as a percentage of revenue increased from 9.2% to 11.9%, a reflection of lower volume.

Communications

	Three Months Ended March 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$95,990	100.0%	$70,437	100.0%
Cost of services	79,352	82.7%	58,492	83.0%
Gross profit	16,638	17.3%	11,945	17.0%
Selling, general and administrative expenses	9,419	9.8%	7,666	10.9%
Gain on sale of assets	—	—%	—	—%
Operating income	7,219	7.5%	4,279	6.1%

Revenues. Our Communications segment’s revenues increased by $25.6 million during the three months ended March 31, 2020, or 36.3%, compared to the three months ended March 31, 2019. The increase primarily resulted from increased demand driven by several of our large data center customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2020 increased by $4.7 million compared to the three months ended March 31, 2019. Gross profit as a percentage of revenue increased from 17.0% to 17.3% as our margins benefited from the impact of an increased volume of work on our fixed costs, as well as an increase in higher margin fixed-price contracts.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $1.8 million, or 22.9%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase is a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation expense in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 9.8% during the three months ended March 31, 2020, compared to 10.9% for the three months ended March 31, 2019, as we benefited from the scale of our operations.

	Six Months Ended March 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$180,279	100.0%	$139,762	100.0%
Cost of services	148,074	82.1%	115,851	82.9%
Gross profit	32,205	17.9%	23,911	17.1%
Selling, general and administrative expenses	17,988	10.0%	14,600	10.4%
Gain on sale of assets	(9)	—%	—	—%
Operating income	14,226	7.9%	9,311	6.7%

Revenues. Our Communications segment's revenues increased by $40.5 million during the six months ended March 31, 2020, or 29.0% compared to the six months ended March 31, 2019. The increase primarily resulted from increased demand from our data center customers.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2020 increased $8.3 million, or 34.7%, as compared to the six months ended March 31, 2019. Gross profit as a percentage of revenue increased from 17.1% to 17.9%, as our margins benefited from the impact of an increased volume of work on our fixed costs, as well as an increase in higher margin fixed-price contracts.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $3.4 million, or 23.2%, during the six months ended March 31, 2020, compared to the six months ended March 31, 2019. The increase was a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation expense in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased by from 10.4% to 10.0% of segment revenue during the six months ended March 31, 2020, compared to the six months ended March 31, 2019, as we benefited from the increased scale of our operations.

Infrastructure Solutions

	Three Months Ended March 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$29,300	100.0%	$34,450	100.0%
Cost of services	22,055	75.3%	27,004	78.4%
Gross profit	7,245	24.7%	7,446	21.6%
Selling, general and administrative expenses	4,918	16.8%	4,685	13.6%
Contingent consideration	—	—%	(149)	(0.4)%
Loss on sale of assets	—	—%	101	0.3%
Operating income	2,327	7.9%	2,809	8.2%

Revenues. Revenues in our Infrastructure Solutions segment decreased $5.1 million during the three months ended March 31, 2020, a decrease of 14.9% compared to the three months ended March 31, 2019. The decrease in revenue was driven primarily by delays in project schedules at certain of our large customers in the current year, compared to unusually strong demand in the prior year. Our newly acquired Power Plant & Control Systems, LLC ("PPCS") business contributed $3.2 million in revenue subsequent to our acquisition of the business in March 2020.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended March 31, 2020 decreased $0.2 million as compared to the three months ended March 31, 2019, primarily as a result of the decrease in volume. Gross profit as a percentage of revenue increased from 21.6% to 24.7%, as we benefited from improved operational efficiencies.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended March 31, 2020 increased slightly when compared to the three months ended March 31, 2019. Selling, general and administrative expense as a percent of revenue increased from 13.6% to 16.8%, a reflection of the decrease in volume.

	Six Months Ended March 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$60,583	100.0%	$63,929	100.0%
Cost of services	45,568	75.2%	50,556	79.1%
Gross profit	15,015	24.8%	13,373	20.9%
Selling, general and administrative expenses	9,411	15.5%	9,166	14.3%
Contingent consideration	—	—%	(115)	(0.2)%
Loss on sale of assets	—	—%	101	0.2%
Operating income	5,604	9.3%	4,221	6.6%

Revenues. Revenues in our Infrastructure Solutions segment decreased $3.3 million, or 5.2% during the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The decrease in revenue was driven primarily by delays in project schedules at certain of our large customers, compared to unusually strong demand in the prior year. Our newly acquired PPCS business contributed $3.2 million in revenue subsequent to our acquisition of the business in March 2020.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the six months ended March 31, 2020 increased $1.6 million as compared to the six months ended March 31, 2019, primarily as a result of overall operational efficiencies. Gross profit as a percentage of revenues increased 20.9% to 24.8% for the six months ended March 31, 2020, largely as the result of those efficiencies, as management has continued to focus on procurement, engineering, and quality.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the six months ended March 31, 2020 increased slightly when compared to the six months ended March 31, 2019. Selling, general and administrative expense as a percent of revenue increased from 14.3% for the six months ended March 31, 2019 to 15.5% for the six months ended March 31, 2020, as a result of lower volume.

Residential

	Three Months Ended March 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$100,027	100.0%	$72,052	100.0%
Cost of services	77,114	77.1%	56,999	79.1%
Gross profit	22,913	22.9%	15,053	20.9%
Selling, general and administrative expenses	15,754	15.7%	11,187	15.5%
Gain on sale of assets	—	—%	(2)	—%
Operating income	7,159	7.2%	3,868	5.4%

Revenues. Our Residential segment’s revenues increased by $28.0 million, or 38.8% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was driven by our multi-family business, where revenues increased by $18.3 million for the three months ended March 31, 2020, compared with the three months ended March 31, 2019. Single-family revenue also increased by $7.5 million. Our newly acquired Aerial Lighting & Electric, Inc. ("Aerial") business contributed $1.8 million in revenue subsequent to our acquisition of the business in March 2020.

Gross Profit. During the three months ended March 31, 2020, our Residential segment's gross profit increased by $7.9 million, or 52.2%, as compared to the three months ended March 31, 2019. The increase in gross profit was driven primarily by higher volumes. Gross profit as a percentage of revenue increased to 22.9% during the three months ended March 31, 2020, from 20.9% the three months ended March 31, 2019, as we benefited from the increased scale of our operations and a reduction in commodity prices.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expense increased by $4.6 million, or 40.8%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily as a result of higher incentive compensation expense in connection with higher profitability and cash flows. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 15.7% of segment revenue during the three months ended March 31, 2020, compared to 15.5% in the three months ended March 31, 2019.

	Six Months Ended March 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$192,755	100.0%	$144,507	100.0%
Cost of services	149,699	77.7%	114,421	79.2%
Gross profit	43,056	22.3%	30,086	20.8%
Selling, general and administrative expenses	29,474	15.3%	22,324	15.4%
Gain on sale of assets	—	—%	(2)	—%
Operating income	13,582	7.0%	7,764	5.4%

Revenues. Our Residential segment's revenues increased by $48.2 million or 33.4% during the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The increase was driven by our multi-family business, where revenues increased by $33.4 million for the six months ended March 31, 2020, compared with the six months ended March 31, 2019. Single-family revenue also increased by $11.9 million. Our newly acquired Aerial business contributed $1.8 million in revenue subsequent to our acquisition of the business in March 2020.

Gross Profit. During the six months ended March 31, 2020, our Residential segment's gross profit increased by $13.0 million, or 43.1%, as compared to the six months ended March 31, 2019. The increase in gross profit was driven primarily by higher volumes, but also benefited from improved commodity prices. Gross margin as a percentage of revenue increased to 22.3% during the six months ended March 31, 2020, from 20.8% during the six months ended March 31, 2019, as we benefited from improved commodity prices and the increased scale of our operations.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $7.2 million, or 32.0%, during the six months ended March 31, 2020, compared to the six months ended March 31, 2019. This increase was driven by increased compensation expense in connection with a growing business, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 15.3% of segment revenue during the six months ended March 31, 2020, from 15.4% during the six months ended March 31, 2019.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Interest expense	$217	$456
Deferred financing charges	103	79
Total interest expense	320	535
Other (income) expense, net	268	(112)
Total interest and other expense, net	$588	$423

During the three months ended March 31, 2020, we incurred interest expense of $0.3 million primarily comprised of interest expense from our revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), an average letter of credit balance of $7.2 million under our revolving credit facility and an average unused line of credit balance of $83.3 million under our revolving credit facility. This compares to interest expense of $0.5 million for the three months ended March 31, 2019, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $66.6 million under our revolving credit facility.

	Six Months Ended March 31,
	2020	2019
	(In thousands)
Interest expense	$355	$926
Deferred financing charges	204	156
Total interest expense	559	1,082
Other (income) expense, net	409	(65)
Total interest and other expense, net	$968	$1,017

During the six months ended March 31, 2020, we incurred interest expense of $0.6 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $7.1 million under our revolving credit facility and an average unused line of credit balance of $88.2 million under our revolving credit facility. This compares to interest expense of $1.1 million for the six months ended March 31, 2019, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.7 million under our revolving credit facility and an average unused line of credit balance of $64.8 million under our revolving credit facility.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $2.4 million for the three months ended March 31, 2020, compared to income tax expense of $2.3 million for the three months ended March 31, 2019.

We recorded income tax expense of $5.9 million for the six months ended March 31, 2020, compared to income tax expense of $4.2 million for the six months ended March 31, 2019. Income tax expense for the six months ended March 31, 2019 was partly offset by discrete benefits of $0.5 million, primarily related to the deduction of share-based compensation expense.

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

	March 31,	December 31,	September 30,	June 30,
	2020	2019	2019	2019
Remaining performance obligations	$469	$430	$452	$487
Agreements without an enforceable obligation (1)	118	79	85	59
Backlog	$587	$509	$537	$546
(1) Our backlog contains signed agreements and letters of intent which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

WORKING CAPITAL

During the six months ended March 31, 2020, working capital exclusive of cash decreased by $14.8 million from September 30, 2019, reflecting a $2.5 million increase in current assets excluding cash and a $17.3 million increase in current liabilities during the period.

During the six months ended March 31, 2020, our current assets exclusive of cash increased to $280.0 million, as compared to $277.5 million as of September 30, 2019. Days sales outstanding decreased to 60 at March 31, 2020, from 62 at September 30, 2019. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the six months ended March 31, 2020, our total current liabilities increased by $17.3 million to $210.8 million, compared to $193.5 million as of September 30, 2019, primarily related to an increase in accounts payable and accrued liabilities in connection with increased activity in the six months ended March 31, 2020.

Surety

We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2020, the estimated cost to complete our bonded projects was approximately $97.6 million.

LIQUIDITY AND CAPITAL RESOURCES
The Revolving Credit Facility

We maintain a $100 million revolving credit facility pursuant to a credit agreement with Wells Fargo that matures September 30, 2024 (as amended, the "Amended Credit Agreement").
The Amended Credit Agreement contains customary affirmative, negative and financial covenants as well as events of default.
As of March 31, 2020, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
•a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement), measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0; and
•minimum Liquidity (as defined in the Amended Credit Agreement) of at least 20% of the Maximum Revolver Amount (as defined in the Amended Credit Agreement), or $20 million; with, for purposes of this covenant, at least 50% of our Liquidity comprised of Excess Availability (as defined in the Amended Credit Agreement).

At March 31, 2020, our Liquidity was $101.0 million, our Excess Availability was $57.2 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 5.9:1.0.

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

At March 31, 2020, we had $7.0 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $29.3 million.

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

Operating activities provided net cash of $32.7 million during the six months ended March 31, 2020, as compared to $9.4 million of net cash provided in the six months ended March 31, 2019. The increase in operating cash flow resulted from an increase in earnings and a reduction of working capital in the six months ended March 31, 2020.

Investing Activities

Net cash used in investing activities was $31.8 million for the six months ended March 31, 2020, compared with $3.9 million for the six months ended March 31, 2019. We used $29.0 million to complete two acquisitions during the six months ended March 31, 2020. We used cash of $2.9 million for purchases of fixed assets in the six months ended March 31, 2020. For the six months ended March 31, 2019, we used $3.9 million of cash for the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2020 was $23.9 million, compared with $15.6 million cash used in the six months ended March 31, 2019. For the six months ended March 31, 2020, we drew $592.4 million and repaid $563.1 million on our revolving credit facility. Net cash provided by financing activities also included $4.9 million used to repurchase our shares under our stock repurchase plan as well as to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation. For the six months ended March 31, 2019, we used $5.4 million for market repurchases under our stock repurchase plan as well as to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019 authorized the repurchase from time to time of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 198,248 shares pursuant to this program during the six months ended March 31, 2020.

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

All of the long-term debt outstanding under our revolving credit facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our revolving credit facility as of March 31, 2020, would cause a $0.3 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

The current COVID-19 pandemic could have a materially adverse impact on our business, including our financial condition, cash flows and results of operations. We are unable to predict the extent to which the pandemic and related impacts may adversely impact our business, including our financial condition, cash flows and results of operations.

In recent weeks, the COVID-19 coronavirus pandemic and resulting governmental responses have caused significant volatility in financial markets, including the market price of the Company’s securities, and have raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and "stay at home" orders, have contributed to a general slowdown in the global economy, have adversely impacted the businesses of the Company’s customers and suppliers, and have disrupted the Company’s operations. The future impact of COVID-19 is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the spread of coronavirus. Potential risks associated with the COVID-19 outbreak include:

•Government restrictions and “stay at home” orders have caused some of our customers to close job sites temporarily or delay the start dates of new projects. Because much of our revenue is generated by our employees working at customer sites, our revenue will be reduced if a significant number of our customer sites close, or if customers reduce or eliminate the presence of third-party contractors and service providers, such as our employees. Further, a general economic downturn could reduce the demand for our services. Any cancellations, delays or losses of projects may significantly reduce our revenues and harm our operating performance.
•The COVID-19 outbreak could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others on our job sites or in our facilities, or due to quarantines. The illness could also impact members of our Board of Directors resulting in absenteeism from the meetings of the directors or committees of the directors, and make it difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.
•Certain of our customers may experience financial difficulties, including bankruptcy or insolvency, as a result of a decline in the economy relating to COVID-19. If our customers suffer significant financial difficulty, they may be unable to pay amounts due to us timely or at all, which could have a material adverse effect on our ability to collect on receivables and our results of operations. It is possible that customers may contest their contractual obligations to us under bankruptcy laws or otherwise. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation. If we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, results of operations and financial condition may be materially adversely affected.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risk factors disclosed under Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, including, but not limited to, those relating to demand for our services, our ability to secure new contracts, potential difficulties in managing our billings and collections, and our ability to fund our working capital requirements and service our debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2020:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan as of March 31, 2020 (2)
January 1, 2020 – January 31, 2020	7,399	$25.00	7,399	1,229,769
February 1, 2020 – February 29, 2020	28,963	$24.76	28,963	1,200,806
March 1, 2020 – March 31, 2020	142,069	$22.04	142,069	1,058,737
Total	178,431	$22.60	178,431	1,058,737

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

10.1 —	Form of IES Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan Restricted Stock Award Agreement(1)*
10.2 —	Form of IES Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan Phantom Stock Unit Award Agreement(1)*
31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Gary S. Matthews, Chief Executive Officer (1)
31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (1)
32.1 —	Section 1350 Certification of Gary S. Matthews, Chief Executive Officer (2)
32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	XBRL Schema Document (1)
101.LAB	XBRL Label Linkbase Document (1)
101.PRE	XBRL Presentation Linkbase Document (1)
101.DEF	XBRL Definition Linkbase Document (1)
101.CAL	XBRL Calculation Linkbase Document (1)
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Filed herewith.
(2)	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2020.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)