Form 10-Q
period 2020-06-30
IES Holdings, Inc.
filed 2020-08-07
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 5, 2020, there were 21,048,572 shares of common stock outstanding.

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

•the sale or disposition of all or any portion of the shares of our common stock held by our controlling stockholder, which could trigger certain change of control provisions in a number of our material agreements, including our financing and surety arrangements and our executive severance plan, as well as exercisability of the purchase rights under our tax benefit protection plan;

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

•difficulty in fulfilling the covenant terms of our revolving credit facility, including liquidity, and other financial requirements, which could result in a default and acceleration of indebtedness under our revolving credit facility;

•the possibility that we issue additional shares of common stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the value per share of our common stock;

•the relatively low trading volume of our common stock, a result of which could make it more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares;

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	June 30,	September 30,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,830	$18,934
Accounts receivable:
Trade, net of allowance of $2,438 and $1,184, respectively	189,829	186,279
Retainage	38,371	29,214
Inventories	25,343	21,543
Costs and estimated earnings in excess of billings	25,821	29,860
Prepaid expenses and other current assets	11,123	10,625
Total current assets	326,317	296,455
Property and equipment, net	25,260	25,746
Goodwill	60,484	50,622
Intangible assets, net	42,192	26,623
Deferred tax assets	33,389	40,874
Operating right of use assets	32,554	—
Other non-current assets	5,129	4,938
Total assets	$525,325	$445,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	166,604	152,909
Billings in excess of costs and estimated earnings	56,174	40,563
Total current liabilities	222,778	193,472
Long-term debt	256	299
Operating long-term lease liabilities	21,642	—
Other non-current liabilities	7,171	1,945
Total liabilities	251,847	195,716
Noncontrolling interest	2,797	3,294
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 21,047,008 and 21,165,011 outstanding, respectively	220	220
Treasury stock, at cost, 1,002,521 and 884,518 shares, respectively	(16,153)	(12,483)
Additional paid-in capital	194,021	192,911
Retained earnings	92,593	65,600
Total stockholders’ equity	270,681	246,248
Total liabilities and stockholders’ equity	$525,325	$445,258

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Revenues	$293,125	$282,633
Cost of services	234,805	236,236
Gross profit	58,320	46,397
Selling, general and administrative expenses	44,261	36,333
Contingent consideration	—	(163)
Gain on sale of assets	(3)	(8)
Operating income	14,062	10,235
Interest and other (income) expense:
Interest expense	269	451
Other (income) expense, net	(232)	(64)
Income from operations before income taxes	14,025	9,848
Provision for (benefit from) income taxes	1,695	(1,207)
Net income	12,330	11,055
Net income attributable to noncontrolling interest	(70)	(83)
Comprehensive income attributable to IES Holdings, Inc.	$12,260	$10,972

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.58	$0.52
Diluted	$0.58	$0.52

Shares used in the computation of earnings per share:
Basic	20,728,149	21,043,425
Diluted	20,996,732	21,301,235

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Revenues	$860,445	$783,389
Cost of services	700,646	652,156
Gross profit	159,799	131,233
Selling, general and administrative expenses	124,169	103,489
Contingent consideration	—	(278)
Loss (gain) on sale of assets	(40)	87
Operating income	35,670	27,935
Interest and other (income) expense:
Interest expense	828	1,533
Other (income) expense, net	177	(129)
Income from operations before income taxes	34,665	26,531
Provision for income taxes	7,592	3,036
Net income	27,073	23,495
Net income attributable to noncontrolling interest	(80)	(150)
Comprehensive income attributable to IES Holdings, Inc.	$26,993	$23,345

Earnings per share attributable to IES Holdings, Inc.:
Basic	$1.28	$1.10
Diluted	$1.26	$1.09

Shares used in the computation of earnings (loss) per share:
Basic	20,819,857	21,139,697
Diluted	21,084,267	21,382,178

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended June 30, 2020
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, March 31, 2020	22,049,529	$220	(977,863)	$(15,643)	$192,895	$80,333	$257,805
Issuances under compensation plans	—	—	2,053	33	(33)	—	—
Acquisition of treasury stock	—	—	(26,711)	(543)	—	—	(543)
Non-cash compensation	—	—	—	—	1,159	—	1,159
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	12,260	12,260
BALANCE, June 30, 2020	22,049,529	$220	(1,002,521)	$(16,153)	$194,021	$92,593	$270,681

	Three Months Ended June 30, 2019
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, March 31, 2019	22,049,529	$220	(667,682)	$(8,443)	$191,579	$44,789	$228,145
Acquisition of treasury stock	—	—	(162,993)	(2,914)	—	—	(2,914)
Non-cash compensation	—	—	—	—	810	—	810
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	10,972	10,972
BALANCE, June 30, 2019	22,049,529	$220	(830,675)	$(11,357)	$192,389	$55,761	$237,013

	Nine Months Ended June 30, 2020
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, September 30, 2019	22,049,529	$220	(884,518)	$(12,483)	$192,911	$65,600	$246,248
Issuances under compensation plans	—	—	118,633	1,683	(1,683)	—	—
Acquisition of treasury stock	—	—	(242,386)	(5,437)	—	—	(5,437)
Options exercised	—	—	5,750	84	(50)	—	34
Non-cash compensation	—	—		—	2,843	—	2,843
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	26,993	26,993
BALANCE, June 30, 2020	22,049,529	$220	(1,002,521)	$(16,153)	$194,021	$92,593	$270,681

	Nine Months Ended June 30, 2019
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	APIC
BALANCE, September 30, 2018	22,049,529	$220	(843,993)	$(8,937)	$196,810	$32,314	$220,407
Issuances under compensation plans	—	—	499,874	5,905	(5,905)	—	—
Acquisition of treasury stock	—	—	(486,556)	(8,325)	—		(8,325)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	102	102
Non-cash compensation	—	—	—	—	1,484	—	1,484
Net loss attributable to IES Holdings, Inc.	—	—	—	—	—	23,345	23,345
BALANCE, June 30, 2019	22,049,529	$220	(830,675)	$(11,357)	$192,389	$55,761	$237,013

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,073	$23,495
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1,668	209
Deferred financing cost amortization	314	236
Depreciation and amortization	8,797	7,200
Loss (gain) on sale of assets	(40)	87
Non-cash compensation expense	2,843	1,484
Deferred income taxes	5,031	3,036
Changes in operating assets and liabilities:
Accounts receivable	(2,007)	(25,158)
Inventories	(3,275)	(3,491)
Costs and estimated earnings in excess of billings	4,551	(3,362)
Prepaid expenses and other current assets	(8,783)	(3,567)
Other non-current assets	520	(869)
Accounts payable and accrued expenses	156	20,132
Billings in excess of costs and estimated earnings	14,402	1,979
Other non-current liabilities	4,345	(1,114)
Net cash provided by operating activities	55,595	20,297
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,700)	(5,172)
Proceeds from sale of assets	60	68
Cash paid in conjunction with business combinations	(28,952)	—
Net cash used in investing activities	(32,592)	(5,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	592,648	22,468
Repayments of debt	(592,643)	(42,342)
Cash paid for finance leases	(132)	—
Distribution to noncontrolling interest	(577)	(137)
Purchase of treasury stock	(5,437)	(8,325)
Options exercised	34	—
Net cash used in financing activities	(6,107)	(28,336)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,896	(13,143)
CASH, CASH EQUIVALENTS, beginning of period	18,934	26,247
CASH, CASH EQUIVALENTS, end of period	$35,830	$13,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$668	$1,405
Cash paid for income taxes (net)	$718	$1,321

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
(Unaudited)
1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of end-markets. Our operations are currently organized into four principal business segments, based upon the nature of our current services:

•Commercial & Industrial – Provider of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market and data centers
•Communications – Nationwide provider of technology services, including the design, build, and maintenance of the infrastructure within data centers for co-location and managed hosting customers for both large corporations and independent businesses.
•Infrastructure Solutions – Provider of electro-mechanical solutions for industrial operations, including apparatus repair and custom-engineered products such as generator enclosures used in data centers and other industrial applications.
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

Basis of Financial Statement Preparation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of IES, our wholly-owned subsidiaries, and entities that we control due to ownership of a majority of voting interest and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the United States Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Noncontrolling Interest

In connection with our acquisitions of STR Mechanical, LLC in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at June 30, 2020, the redemption amount would have been $2,438.

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

Accounting Standards Recently Adopted

In February 2016, the FASB issued Accounting Standard Update No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees need to recognize a ROU asset and a lease liability on the our Condensed Consolidated Balance Sheet for all leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases result in straight-line expense, while finance leases are accounted for similar to capital leases under the previous lease accounting standard. We adopted ASU 2016-02 on October 1, 2019 using a modified retrospective transition approach. Using the optional transition method allowed under Accounting Standard Update No. 2018-11, prior period amounts were not adjusted retrospectively and continue to be reported using the previous accounting standards in effect for the period presented. We elected to utilize all of the available practical expedients with the exception of the practical expedient permitting the use of hindsight when determining the lease term and assessing impairment of ROU assets. Therefore, we did not reassess whether any of our existing or expired contracts contained leases or the classification of or initial direct costs included in our existing or expired leases.

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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 55 percent of the Company’s outstanding common stock according to a Form 4 filed with the SEC by Tontine on July 2, 2020. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership of IES could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of the Company’s net operating losses (“NOLs”) for federal and state income tax purposes. On November 8, 2016, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”). The NOL Rights Plan was designed to deter an acquisition of the Company's stock in excess of a threshold amount that could trigger a change in ownership within the meaning of Internal Revenue Code Section 382. There can be no assurance that the NOL Rights Plan will be effective in deterring a change in ownership or protecting the NOLs. Furthermore, a change in ownership would trigger the change of control provisions in a number of our material agreements, including our revolving credit facility, bonding agreements with our sureties and our severance arrangements.

Jeffrey L. Gendell was appointed Interim Chief Executive Officer effective July 31, 2020, and as a member of the Board of Directors of the Company (the "Board") and Chairman of the Board in November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of our Board since February 2012, and who previously served as Interim Director of Operations from November 2017 to January 2019, as Vice Chairman of the Board from November 2016 to November 2017 and as Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until December 31, 2017.

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

Costs of Obtaining a Contract

In certain of our operations, we incur commission costs related to entering into a contract that we only incurred because of that contract. When this occurs, we capitalize that cost and amortize it over the expected term of the contract. At June 30, 2020, we had capitalized commission costs of $69.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Commercial & Industrial	$56,778	$75,370	$190,481	$227,928
Communications	96,500	90,438	276,779	230,200
Infrastructure Solutions
Industrial Services	9,753	12,339	31,588	36,707
Custom Power Solutions	22,189	23,770	60,937	63,331
Total Infrastructure Solutions	31,942	36,109	92,525	100,038
Residential
Single-family	62,239	54,200	176,071	156,168
Multi-family and Other	45,666	26,516	124,589	69,055
Total Residential	107,905	80,716	300,660	225,223
Total Revenue	$293,125	$282,633	$860,445	$783,389

	Three Months Ended June 30, 2020
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$53,811	$79,801	$30,504	$107,905	$272,021
Time-and-material	2,967	16,699	1,438	—	21,104
Total revenue	$56,778	$96,500	$31,942	$107,905	$293,125

	Three Months Ended June 30, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$70,917	$65,219	$34,244	$80,716	$251,096
Time-and-material	4,453	25,219	1,865	—	31,537
Total revenue	$75,370	$90,438	$36,109	$80,716	$282,633

	Nine Months Ended June 30, 2020
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$180,425	$213,205	$87,479	$300,660	$781,769
Time-and-material	10,056	63,574	5,046	—	78,676
Total revenue	$190,481	$276,779	$92,525	$300,660	$860,445

	Nine Months Ended June 30, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Fixed-price	$213,214	$162,650	$93,853	$225,223	$694,940
Time-and-material	14,714	67,550	6,185	—	88,449
Total revenue	$227,928	$230,200	$100,038	$225,223	$783,389

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of June 30, 2020, Accounts receivable included $8,324 of unbilled receivables for which we have an unconditional right to bill.

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

The net asset (liability) position for contracts in process consisted of the following:

	June 30,	September 30,
	2020	2019
Costs and estimated earnings on uncompleted contracts	$868,267	$761,401
Less: Billings to date and unbilled accounts receivable	(898,620)	(772,104)
	$(30,353)	$(10,703)

The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	June 30,	September 30,
	2020	2019
Costs and estimated earnings in excess of billings	$25,821	$29,860
Billings in excess of costs and estimated earnings	(56,174)	(40,563)
	$(30,353)	$(10,703)

During the three months ended June 30, 2020 and 2019, we recognized revenue of $19,661 and $18,472 related to our contract liabilities at April 1, 2020 and 2019, respectively. During the nine months ended June 30, 2020 and 2019, we recognized revenue of $29,692 and $28,816 related to our contract liabilities at October 1, 2019 and 2018, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the three and nine months ended June 30, 2020 or 2019.
Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At June 30, 2020, we had remaining performance obligations of $523. The Company expects to recognize revenue on approximately $451 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the three and nine months ended June 30, 2020, net revenue recognized from our performance obligations satisfied in previous periods was not material.

4.  DEBT

At June 30, 2020 and September 30, 2019, we had zero borrowings outstanding under the credit facility, and long-term debt related to loans on capital expenditures of $256 and $299, respectively. At June 30, 2020, we also had $6,962 in outstanding letters of credit and total availability of $89,298 under our revolving credit facility without violating our financial covenants.

Pursuant to our Second Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A. (as amended, the “Credit Agreement”), the Company is subject to the financial or other covenants disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2019. The Company was in compliance with the financial covenants as of June 30, 2020.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Numerator:
Net income attributable to common stockholders of IES Holdings, Inc.	$12,066	$10,826
Net income attributable to restricted stockholders of IES Holdings, Inc.	194	146
Net income attributable to IES Holdings, Inc.	$12,260	$10,972

Denominator:
Weighted average common shares outstanding — basic	20,728,149	21,043,425
Effect of dilutive stock options and non-vested restricted stock	268,583	257,810
Weighted average common and common equivalent shares outstanding — diluted	20,996,732	21,301,235

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.58	$0.52
Diluted	$0.58	$0.52

	Nine Months Ended June 30,
	2020	2019
Numerator:
Net income attributable to common stockholders of IES Holdings, Inc.	$26,577	$23,210
Net income attributable to restricted stockholders of IES Holdings, Inc.	416	135
Net income attributable to IES Holdings, Inc.	$26,993	$23,345

Denominator:
Weighted average common shares outstanding — basic	20,819,857	21,139,697
Effect of dilutive stock options and non-vested restricted stock	264,410	242,481
Weighted average common and common equivalent shares outstanding — diluted	21,084,267	21,382,178

Earnings per share attributable to IES Holdings, Inc.:
Basic	$1.28	$1.10
Diluted	$1.26	$1.09

For the three and nine months ended June 30, 2020 and 2019, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three and nine months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30, 2020
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$56,778	$96,500	$31,942	$107,905	$—	$293,125
Cost of services	52,212	77,792	22,609	82,192	—	234,805
Gross profit	4,566	18,708	9,333	25,713	—	58,320
Selling, general and administrative	8,786	9,316	5,512	16,767	3,880	44,261
Loss (gain) on sale of assets	(6)	—	3	—	—	(3)
Operating income (loss)	(4,214)	9,392	3,818	8,946	(3,880)	14,062
Other data:
Depreciation and amortization expense	$692	$330	$1,683	$476	$19	$3,200
Capital expenditures	$496	$63	$135	$108	$—	$802
Total assets	$71,877	$131,796	$126,557	$107,919	$87,176	$525,325

	Three Months Ended June 30, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$75,370	$90,438	$36,109	$80,716	$—	$282,633
Cost of services	69,171	75,044	27,671	64,350	—	236,236
Gross profit	6,199	15,394	8,438	16,366	—	46,397
Selling, general and administrative	6,827	8,406	4,937	11,812	4,351	36,333
Contingent consideration	—	—	(163)	—	—	(163)
Loss (gain) on sale of assets	(4)	—	(4)	—	—	(8)
Operating income (loss)	(624)	6,988	3,668	4,554	(4,351)	10,235
Other data:
Depreciation and amortization expense	$652	$339	$1,122	$218	$23	$2,354
Capital expenditures	$507	$74	$311	$329	$22	$1,243
Total assets	$81,693	$111,270	$118,143	$57,866	$69,392	$438,364

	Nine Months Ended June 30, 2020
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$190,481	$276,779	$92,525	$300,660	$—	$860,445
Cost of services	174,712	225,866	68,177	231,891	—	700,646
Gross profit	15,769	50,913	24,348	68,769	—	159,799
Selling, general and administrative	24,660	27,304	14,923	46,241	11,041	124,169
Loss (gain) on sale of assets	(34)	(9)	3	—	—	(40)
Operating income (loss)	(8,857)	23,618	9,422	22,528	(11,041)	35,670
Other data:
Depreciation and amortization expense	$2,057	$1,010	$4,557	$1,117	$56	$8,797
Capital expenditures	$1,168	$531	$725	$977	$299	$3,700
Total assets	$71,877	$131,796	$126,557	$107,919	$87,176	$525,325

	Nine Months Ended June 30, 2019
	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Corporate	Total
Revenues	$227,928	$230,200	$100,038	$225,223	$—	$783,389
Cost of services	204,263	190,895	78,227	178,771	—	652,156
Gross profit	23,665	39,305	21,811	46,452	—	131,233
Selling, general and administrative	20,906	23,006	14,103	34,136	11,338	103,489
Contingent consideration	—	—	(278)	—	—	(278)
Loss (gain) on sale of assets	(8)	—	97	(2)	—	87
Operating income (loss)	2,767	16,299	7,889	12,318	(11,338)	27,935
Other data:
Depreciation and amortization expense	$1,907	$1,180	$3,391	$644	$78	$7,200
Capital expenditures	$1,974	$767	$1,133	$1,174	$124	$5,172
Total assets	$81,693	$111,270	$118,143	$57,866	$69,392	$438,364

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 668,993 shares were available for issuance at June 30, 2020.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, authorized the repurchase from time to time of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 26,711 and 224,959 shares, respectively, of our common stock during the three and nine months ended June 30, 2020, in open market transactions at an average price of $20.29 and $22.32, respectively, per share. We repurchased 162,993 and 398,947 shares, respectively, of our common stock during the three and nine months ended June 30, 2019, in open market transactions at an average price of $17.88 and $17.11, respectively, per share.

Treasury Stock

During the nine months ended June 30, 2020, we issued 113,408 shares of common stock from treasury stock to employees and repurchased 17,427 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also issued 5,225 unrestricted shares of common stock from treasury to members of our Board as part of their overall compensation and 5,750 unrestricted shares to satisfy the exercise of outstanding options. We also repurchased 224,959 shares of common stock on the open market pursuant to our stock repurchase program.

During the nine months ended June 30, 2019, we issued 212,688 shares of common stock from treasury to employees and repurchased 87,609 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 398,947 shares of common stock on the open market pursuant to our stock repurchase program. In March 2019, we issued 3,991 shares of treasury stock as payment for outstanding phantom stock units that vested upon the departure of the Company's former President and issued 283,195 shares of treasury stock for restricted shares granted upon the appointment of the Company's Chief Executive Officer.

Restricted Stock

We granted 69,338 restricted shares to executives during the nine months ended June 30, 2020. These awards include restricted shares subject to the achievement of specified levels of cumulative net income before taxes, as well as shares that vest based on the passage of time. During the three months ended June 30, 2020, and 2019, we recognized $521 and $333 in compensation expense related to all restricted stock awards, respectively. During the nine months ended June 30, 2020 and 2019, we recognized $1,316 and $443 in compensation expense related to all restricted stock awards, respectively. At June 30, 2020, the unamortized compensation cost related to outstanding unvested restricted stock was $3,398.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are primarily granted to the members of the Board as part of their overall compensation. These Director PSUs are paid via unrestricted stock grants to each director upon their departure from the Board or upon a change of control. We record compensation expense for the full value of the grant on the date of grant. During the three months ended June 30, 2020, and 2019, we recognized $97 and $100, respectively, in compensation expense related to these grants. During the nine months ended June 30, 2020 and 2019 we recognized $293 and $200, respectively, in compensation expense related to these grants.

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

As of June 30, 2020 the Company granted Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 355,597 shares of common stock, respectively. Of these Employee PSUs, 97,983 Employee PSUs have been forfeited, and 49,678 have vested. At June 30, 2020, a maximum of 207,936 shares of common stock may be issued upon vesting of our outstanding Employee PSUs. During the three months ended June 30, 2020 and 2019, we recognized $505 and $427 in compensation expense, respectively, related to Employee PSU grants. During the nine months ended June 30, 2020 and 2019, we recognized $1,121 and $892 in compensation expense, respectively, related to Employee PSU grants.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees and full-time employees of participating subsidiaries are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. During the three months ended June 30, 2020 and 2019, we recognized $665 and $538, respectively, in matching expense. During the nine months ended June 30, 2020 and 2019, we recognized $1,747 and $1,561, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $703 and $738 recorded as of June 30, 2020 and September 30, 2019, respectively, related to such plans.

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
At June 30, 2020, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and September 30, 2019, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	June 30, 2020
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$817	$817	$—
Executive savings plan liabilities	(699)	(699)	—
Contingent consideration	(11)	—	(11)
Total	$107	$118	$(11)

	September 30, 2019
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$763	$763	$—
Executive savings plan liabilities	(646)	(646)	—
Contingent consideration	(11)	—	(11)
Total	$106	$117	$(11)

In fiscal years 2016, 2017 and 2018, we entered into contingent consideration arrangements related to certain acquisitions. At June 30, 2020, we estimated the fair value of these contingent consideration liabilities at $11. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2019	$11
Settlements	—
Net adjustments to fair value	—
Fair value at June 30, 2020	$11

10. INVENTORY

Inventories consist of the following components:

	June 30,	September 30,
	2020	2019
Raw materials	$3,937	$4,104
Work in process	6,713	6,301
Finished goods	1,376	1,861
Parts and supplies	13,317	9,277
Total inventories	$25,343	$21,543

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment for the nine months ended June 30, 2020:

	Commercial & Industrial	Communications	Infrastructure Solutions	Residential	Total
Goodwill at September 30, 2019	$6,976	$2,816	$30,812	$10,018	$50,622
Acquisitions	—	—	3,916	5,946	9,862
Divestitures	—	—	—	—	—
Adjustments	—	—	—		—
Goodwill at June 30, 2020	$6,976	$2,816	$34,728	$15,964	$60,484

As a result of recent operating losses within our Commercial and Industrial business, we determined that an indicator of a potential goodwill impairment was present. As a result of this indicator, we performed a quantitative goodwill impairment assessment as of March 31, 2020. Based on the results of this assessment, we concluded that the fair value of our Commercial and Industrial reporting unit remains in excess of its carrying value, and therefore, we did not record an impairment charge. Our estimate of implied fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions, including the impact of COVID-19 on our business, that might directly impact the future performance of our business, and are therefore uncertain.

As of June 30, 2020, it is reasonably possible that judgments and estimates of certain key assumptions, including our internal forecasts or the external market conditions, could change in future periods and may result in a reduction in fair value. Significant adverse changes in future periods to these key assumptions, if any, could reasonably be expected to negatively affect our estimate of implied fair value, and may result in future goodwill impairment charges.

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)	June 30, 2020
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$7,754	$(1,593)	$6,161
Technical library	20	400	(136)	264
Customer relationships	6-15	46,269	(13,797)	32,472
Non-competition arrangements	5	1,300	(59)	1,241
Backlog and construction contracts	1	3,063	(1,009)	2,054
Total intangible assets		$58,786	$(16,594)	$42,192

	Estimated Useful Lives (in Years)	September 30, 2019
		Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5-20	$5,084	$(1,267)	$3,817
Technical library	20	400	(121)	279
Customer relationships	6-15	33,539	(11,051)	22,488
Non-competition arrangements	5	40	(9)	31
Backlog and construction contracts	1	599	(591)	8
Total intangible assets		$39,662	$(13,039)	$26,623
The weighted average useful life of our intangible assets at June 30, 2020 was 10.4 years.

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

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2020 and September 30, 2019, we had $6,238 and $6,683, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of June 30, 2020 and September 30, 2019, we had $34 and $90, respectively, reserved for these claims. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2020 and September 30, 2019, $6,762 and $6,268, respectively, of our outstanding letters of credit were utilized to collateralize our insurance program.

Surety

As of June 30, 2020, the estimated cost to complete our bonded projects was approximately $101,229. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At each of June 30, 2020 and September 30, 2019, $200 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2020, we had no such material commitments.

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

Current operating and finance liabilities of $10,752 and $287, respectively, were included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets as of June 30, 2020. Non-current finance lease liabilities and finance lease right-of-use assets were included in the "Other non-current liabilities" and "Other non-current assets", respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of June 30, 2020 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2020	$5,783	$147	$5,930
2021	9,826	291	10,117
2022	7,588	267	7,855
2023	4,796	261	5,057
2024	3,015	214	3,229
Thereafter	4,684	15	4,699
Total undiscounted lease payments	$35,692	$1,195	$36,887
Less: imputed interest	3,298	131	3,429
Present value of lease liabilities	$32,394	$1,064	$33,458
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of June 30, 2020, is $432.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2020
Operating lease cost	$2,967	$8,907
Finance lease cost
Amortization of lease assets	64	124
Interest on lease liabilities	15	30
Finance lease cost	79	154
Short-term lease cost	327	802
Variable lease cost	190	618
Total lease cost	$3,563	$10,481

Other information about lease amounts recognized in our condensed consolidated financial statements is summarized as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2020
Operating cash flows used for operating leases	$3,202	$9,500
Operating cash flows used for finance leases	15	30
Right-of-use assets obtained in exchange for new operating lease liabilities	577	8,750
Right-of-use assets obtained in exchange for new finance lease liabilities	270	1,198

June 30, 2020
Weighted-average remaining lease term - operating leases	4.5 years
Weighted-average remaining lease term - finance leases	4.4 years
Weighted-average discount rate - operating leases	4.0%
Weighted-average discount rate - finance leases	5.5%

14. BUSINESS COMBINATIONS AND DIVESTITURES

The Company completed two acquisitions during the nine months ended June 30, 2020 for a total aggregate cash consideration of $28,952.

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

Current assets	$6,185
Property and equipment	489
Intangible assets	19,733
Goodwill	9,862
Current liabilities	(4,863)
Deferred tax liability	(2,454)
Net assets acquired	$28,952

With regard to goodwill, the balance is attributable to the workforce of the acquired business and other intangibles that do not qualify for separate recognition. In connection with these acquisitions, we acquired goodwill of $9,862 of which $3,916 is tax deductible.

These acquisitions contributed $7,713 in additional revenue and $464 in operating income during the three months ended June 30, 2020, and $12,668 in additional revenue and $991 in operating income during the nine months ended June 30, 2020.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma results of operations for the three and nine months ended June 30, 2020 and 2019 are calculated as if each acquisition occurred as of October 1 of the fiscal year prior to consummation.

	Unaudited
	Three Months Ended June 30,
	2020	2019
Revenues	$293,125	$295,189
Net income attributable to IES Holdings, Inc.	$12,260	$11,834

	Unaudited
	Nine Months Ended June 30,
	2020	2019
Revenues	$877,609	$813,575
Net income attributable to IES Holdings, Inc.	$28,393	$24,538

15. SUBSEQUENT EVENTS

On August 3, 2020, the Company announced the appointment of Jeffrey L. Gendell as Interim Chief Executive Officer, effective as of July 31, 2020, and the resignation of Gary S. Matthews as Chief Executive Officer and a Director of the Company, effective as of July 31, 2020. Mr. Matthews is expected to receive severance benefits that are materially consistent with those described in the Company’s executive severance plan and his employment agreement.

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

COVID-19 presents potential new risks to our business. There have been some adverse COVID-19 impacts on our results of operations for the first nine months of fiscal 2020. We have experienced some challenges to date, including the implementation of new health and safety protocols and responding to changing federal, state and local orders. Factors that we expect will affect our results in the future include, but are not limited to, the potential impacts on our workforce of either illness or government orders requiring employees to remain at home, a reduced demand for our services, increases in operating costs due to disruptions and personal protective equipment requirements, and limitations on the ability of our customers to pay us on a timely basis. We are continuing to monitor conditions affecting our business, and will take actions as may be necessary to ensure the health and safety of our employees and to serve our customers. Please refer to Part II. Item 1A. "Risk Factors" on this Quarterly Report on Form 10-Q for further information.

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

	Three Months Ended June 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$293,125	100.0%	$282,633	100.0%
Cost of services	234,805	80.1%	236,236	83.6%
Gross profit	58,320	19.9%	46,397	16.4%
Selling, general and administrative expenses	44,261	15.1%	36,333	12.9%
Contingent consideration	—	—%	(163)	(0.1)%
Gain on sale of assets	(3)	—%	(8)	—%
Operating income	14,062	4.8%	10,235	3.6%
Interest and other (income) expense, net	37	—%	387	0.1%
Income from operations before income taxes	14,025	4.8%	9,848	3.5%
Provision for (benefit from) income taxes	1,695	0.6%	(1,207)	(0.4)%
Net income	12,330	4.2%	11,055	3.9%
Net loss attributable to noncontrolling interest	(70)	—%	(83)	—%
Net income attributable to IES Holdings, Inc.	$12,260	4.2%	$10,972	3.9%

Consolidated revenues for the three months ended June 30, 2020, were $10.5 million higher than for the three months ended June 30, 2019, an increase of 3.7%, with increases at our Communications and Residential segments, driven by strong demand. Revenues decreased at our Commercial & Industrial segment, where many of our markets remain highly competitive and most affected by COVID-19, and our Infrastructure Solutions segment, which was affected by the timing of certain large customers’ capital spending cycles.

Consolidated gross profit for the three months ended June 30, 2020 increased $11.9 million compared with the three months ended June 30, 2019. Our overall gross profit percentage increased to 19.9% during the three months ended June 30, 2020, as compared to 16.4% during the three months ended June 30, 2019. Gross profit as a percentage of revenue increased at each of our segments, with the exception of our Commercial & Industrial segment. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended June 30, 2020, our selling, general and administrative expenses were $44.3 million, an increase of $7.9 million, or 21.8%, over the three months ended June 30, 2019, driven largely by increased personnel costs at our Communications and Residential operating segments in connection with their growth, as well as increased incentive compensation expense at those segments in connection with improved profitability and cash flow. Selling, general and administrative expenses increased at our Commercial & Industrial segment as a result of an increase in the reserve for doubtful accounts related to a commercial dispute.

Selling, general and administrative expense as a percent of revenue increased from 12.9% for the three months ended June 30, 2019, to 15.1% for the three months ended June 30, 2020.

	Nine Months Ended June 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$860,445	100.0%	$783,389	100.0%
Cost of services	700,646	81.4%	652,156	83.2%
Gross profit	159,799	18.6%	131,233	16.8%
Selling, general and administrative expenses	124,169	14.4%	103,489	13.2%
Contingent consideration	0	—%	(278)	—%
Loss (gain) on sale of assets	(40)	—%	87	—%
Operating income	35,670	4.1%	27,935	3.6%
Interest and other (income) expense, net	1,005	0.1%	1,404	0.2%
Income from operations before income taxes	34,665	4.0%	26,531	3.4%
Provision for income taxes	7,592	0.9%	3,036	0.4%
Net income (loss)	27,073	3.1%	23,495	3.0%
Net income attributable to noncontrolling interest	(80)	—%	(150)	—%
Net income (loss) attributable to IES Holdings, Inc.	$26,993	3.1%	$23,345	3.0%

Consolidated revenues for the nine months ended June 30, 2020, were $77.1 million higher than for the nine months ended June 30, 2019, an increase of 9.8%, with increases at our Communications and Residential segments, driven by strong demand. Revenues decreased at our Commercial & Industrial and Infrastructure Solutions segments.

Our overall gross profit percentage increased to 18.6% during the nine months ended June 30, 2020, as compared to 16.8% during the nine months ended June 30, 2019. Gross profit as a percentage of revenue increased at our Communications, Infrastructure Solutions, and Residential segments, but decreased at our Commercial & Industrial segment. See further discussion below of changes in gross margin for our individual segments.

During the nine months ended June 30, 2020, our selling, general and administrative expenses were $124.2 million, an increase of $20.7 million, or 20.0%, over the nine months ended June 30, 2019, driven by increased personnel costs at our Communications and Residential operating segments in connection with their growth, as well as increased incentive compensation in connection with improved results at those segments. Selling, general and administrative expenses increased at our Commercial & Industrial segment as a result of an increase in the reserve for doubtful accounts related to a commercial dispute. Selling, general and administrative expense as a percent of revenue increased from 13.2% for the nine months ended June 30, 2019, to 14.4% for the nine months ended June 30, 2020.

Commercial & Industrial

	Three Months Ended June 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$56,778	100.0%	$75,370	100.0%
Cost of services	52,212	92.0%	69,171	91.8%
Gross profit	4,566	8.0%	6,199	8.2%
Selling, general and administrative expenses	8,786	15.5%	6,827	9.1%
Gain on sale of assets	(6)	—%	(4)	—%
Operating income	(4,214)	(7.4)%	(624)	(0.8)%

Revenues. Revenues in our Commercial & Industrial segment decreased $18.6 million, or 24.7%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was largely driven by lower demand for large, agricultural projects in the Midwest. The market for this segment’s services remains highly competitive, and disruptions caused by the COVID-19 pandemic have resulted in some delays in the awarding of new projects, as well as the progress of certain existing projects..
Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2020, decreased by $1.6 million, as compared to the three months ended June 30, 2019. The decrease is due to the reduction in volumes, as well as project execution difficulties, and inefficiencies driven by schedule changes and employee turnover, in part related to disruptions caused by COVID-19. Gross margin as a percent of revenue decreased to 8.0% during the three months ended June 30, 2020, from 8.2% for the three months ended June 30, 2019, as a result of project execution difficulties, as well as the reduction in volumes resulting in a higher rate of fixed overhead costs as a percentage of revenue.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2020 increased $2.0 million, or 28.7%, compared to the three months ended June 30, 2019, as a result of an increase in the reserve for doubtful accounts related to a commercial dispute. Additionally, we have incurred some costs in connection with changes to our organization structure, with the goal of improving gross margins in the future. Selling, general and administrative expenses as a percentage of revenue increased to 15.5% during the three months ended June 30, 2020, compared to 9.1% for the three months ended June 30, 2019.

	Nine Months Ended June 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$190,481	100.0%	$227,928	100.0%
Cost of services	174,712	91.7%	204,263	89.6%
Gross profit	15,769	8.3%	23,665	10.4%
Selling, general and administrative expenses	24,660	12.9%	20,906	9.2%
Gain on sale of assets	(34)	—%	(8)	—%
Operating income	(8,857)	(4.6)%	2,767	1.2%

Revenues. Revenues in our Commercial & Industrial segment decreased $37.4 million during the nine months ended June 30, 2020, a decrease of 16.4% compared to the nine months ended June 30, 2019. The decrease was largely driven by a reduction in time-and-material work, as well as lower demand for large, agricultural projects. The market for this segment’s services remains highly competitive, and disruptions caused by the COVID-19 pandemic have resulted in some delays in the awarding of new projects, as well as the progress of certain existing projects..
Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2020 decreased by $7.9 million, or 33.4%, as compared to the nine months ended June 30, 2019, driven by certain project inefficiencies in the quarter ended June 30, 2020. As a percentage of revenue, gross profit decreased from 10.4% for the nine months ended June 30, 2019, to 8.3% for the nine months ended June 30, 2020 as a result of project execution difficulties, as well as some inefficiencies caused by schedule delays and employee turnover, in part related to disruptions caused by COVID-19. Gross profit margin was also affected by the reduction in volumes resulting in a higher rate of fixed overhead costs as a percentage of revenue.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2020 increased $3.8 million, or 18.0%, compared to the nine months ended June 30, 2019, as a result of an increase in the reserve for doubtful accounts related to a commercial dispute. Additionally, we have invested in improving our procurement process, and have incurred some costs in connection with changes to our organization structure, with the goal of improving gross margins in the future. Selling, general and administrative expenses as a percentage of revenue increased from 9.2% to 12.9%, a reflection of lower volume.

Communications

	Three Months Ended June 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$96,500	100.0%	$90,438	100.0%
Cost of services	77,792	80.6%	75,044	83.0%
Gross profit	18,708	19.4%	15,394	17.0%
Selling, general and administrative expenses	9,316	9.7%	8,406	9.3%
Gain on sale of assets	—	—%	—	—%
Operating income	9,392	9.7%	6,988	7.7%

Revenues. Our Communications segment’s revenues increased by $6.1 million during the three months ended June 30, 2020, or 6.7%, compared to the three months ended June 30, 2019. The increase primarily resulted from increased demand driven by work on data centers and distribution centers.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2020 increased by $3.3 million compared to the three months ended June 30, 2019. Gross profit as a percentage of revenue increased from 17.0% to 19.4% as our margins benefited from the impact of an increased volume of work on our fixed costs, as well as an increase in higher margin fixed-price contracts.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $0.9 million, or 10.8%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase is a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation expense in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 9.7% during the three months ended June 30, 2020, compared to 9.3% for the three months ended June 30, 2019, as we have invested in the growth of our business.

	Nine Months Ended June 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$276,779	100.0%	$230,200	100.0%
Cost of services	225,866	81.6%	190,895	82.9%
Gross profit	50,913	18.4%	39,305	17.1%
Selling, general and administrative expenses	27,304	9.9%	23,006	10.0%
Gain on sale of assets	(9)	—%	—	—%
Operating income	23,618	8.5%	16,299	7.1%

Revenues. Our Communications segment's revenues increased by $46.6 million during the nine months ended June 30, 2020, or 20.2% compared to the nine months ended June 30, 2019. The increase primarily resulted from increased demand from our data center and distribution center customers.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2020 increased $11.6 million, or 29.5%, as compared to the nine months ended June 30, 2019. Gross profit as a percentage of revenue increased from 17.1% to 18.4%, as our margins benefited from the impact of an increased volume of work on our fixed costs, as well as an increase in higher margin fixed-price contracts.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $4.3 million, or 18.7%, during the nine months ended June 30, 2020, compared to the nine months ended June 30, 2019. The increase was a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation expense in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased marginally from 10.0% to 9.9% of segment revenue during the nine months ended June 30, 2020, compared to the nine months ended June 30, 2019.

Infrastructure Solutions

	Three Months Ended June 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$31,942	100.0%	$36,109	100.0%
Cost of services	22,609	70.8%	27,671	76.6%
Gross profit	9,333	29.2%	8,438	23.4%
Selling, general and administrative expenses	5,512	17.3%	4,937	13.7%
Contingent consideration	—	—%	(163)	(0.5)%
Loss on sale of assets	3	—%	(4)	—%
Operating income	3,818	12.0%	3,668	10.2%

Revenues. Revenues in our Infrastructure Solutions segment decreased $4.2 million during the three months ended June 30, 2020, a decrease of 11.5% compared to the three months ended June 30, 2019. The decrease in revenue was driven primarily by the timing of project schedules at certain of our large customers in the current year, compared to unusually strong demand in the prior year. Our newly acquired Power Plant & Control Systems, LLC ("PPCS") business contributed $4.3 million in revenue during the three months ended June 30, 2020.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended June 30, 2020 increased $0.9 million as compared to the three months ended June 30, 2019, primarily as a result of improved overall operational efficiencies. Gross profit as a percentage of revenue increased from 23.4% to 29.2%, as we benefited from improved operational efficiencies.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended June 30, 2020 increased $0.6 million when compared to the three months ended June 30, 2019, primarily as a result of expense incurred at PPCS, including amortization of intangible assets. Selling, general and administrative expense as a percent of revenue increased from 13.7% to 17.3%, a reflection of the decrease in volume and increase in amortization expense.

	Nine Months Ended June 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$92,525	100.0%	$100,038	100.0%
Cost of services	68,177	73.7%	78,227	78.2%
Gross profit	24,348	26.3%	21,811	21.8%
Selling, general and administrative expenses	14,923	16.1%	14,103	14.1%
Contingent consideration	—	—%	(278)	(0.3)%
Loss on sale of assets	3	—%	97	0.1%
Operating income	9,422	10.2%	7,889	7.9%

Revenues. Revenues in our Infrastructure Solutions segment decreased $7.5 million, or 7.5% during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The decrease in revenue was driven primarily by the timing of project schedules at certain of our large customers, compared to unusually strong demand in the prior year. Our newly acquired PPCS business contributed $7.5 million in revenue subsequent to our acquisition of the business in February 2020.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the nine months ended June 30, 2020 increased $2.5 million as compared to the nine months ended June 30, 2019, primarily as a result of improved overall operational efficiencies. Gross profit as a percentage of revenues increased 4.5% to 26.3% for the nine months ended June 30, 2020, largely as the result of those efficiencies, as management has continued to focus on procurement, engineering, and quality.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the nine months ended June 30, 2020 increased $0.8 million compared to the nine months ended June 30, 2019, primarily as a result of expense incurred at PPCS, including amortization of intangible assets. Selling, general and administrative expense as a percent of revenue increased from 14.1% for the nine months ended June 30, 2019 to 16.1% for the nine months ended June 30, 2020, as a result of lower volume and the increase in amortization expense.

Residential

	Three Months Ended June 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$107,905	100.0%	$80,716	100.0%
Cost of services	82,192	76.2%	64,350	79.7%
Gross profit	25,713	23.8%	16,366	20.3%
Selling, general and administrative expenses	16,767	15.5%	11,812	14.6%
Gain on sale of assets	—	—%	—	—%
Operating income	8,946	8.3%	4,554	5.6%

Revenues. Our Residential segment’s revenues increased by $27.2 million, or 33.7% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was driven by our multi-family business, where revenues increased by $15.9 million for the three months ended June 30, 2020, compared with the three months ended June 30, 2019. Single-family revenue also increased by $7.9 million. Our newly acquired Aerial Lighting & Electric, Inc. ("Aerial") business, with operations in the Northeastern US affected by COVID-19, contributed $3.4 million in revenue during the three months ended June 30, 2020.

Gross Profit. During the three months ended June 30, 2020, our Residential segment's gross profit increased by $9.3 million, or 57.1%, as compared to the three months ended June 30, 2019. The increase in gross profit was driven primarily by higher volumes and favorable commodity prices. Gross profit as a percentage of revenue increased to 23.8% during the three months ended June 30, 2020, from 20.3% the three months ended June 30, 2019, as we benefited from the increased scale of our operations and a reduction in commodity prices.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expense increased by $5.0 million, or 41.9%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily as a result of higher incentive compensation expense in connection with higher profitability and cash flows. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 15.5% of segment revenue during the three months ended June 30, 2020, compared to 14.6% in the three months ended June 30, 2019.

	Nine Months Ended June 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$300,660	100.0%	$225,223	100.0%
Cost of services	231,891	77.1%	178,771	79.4%
Gross profit	68,769	22.9%	46,452	20.6%
Selling, general and administrative expenses	46,241	15.4%	34,136	15.2%
Gain on sale of assets	—	—%	(2)	—%
Operating income	22,528	7.5%	12,318	5.5%

Revenues. Our Residential segment's revenues increased by $75.4 million or 33.5% during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The increase was driven by our multi-family business, where revenues increased by $49.3 million for the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019. Single-family revenue also increased by $19.8 million. Our newly acquired Aerial business, with operations in the Northeastern US affected by COVID-19, contributed $5.1 million in revenue subsequent to our acquisition of the business in February 2020.

Gross Profit. During the nine months ended June 30, 2020, our Residential segment's gross profit increased by $22.3 million, or 48.0%, as compared to the nine months ended June 30, 2019. The increase in gross profit was driven primarily by higher volumes, but also benefited from improved commodity prices. Gross margin as a percentage of revenue increased to 22.9% during the nine months ended June 30, 2020, from 20.6% during the nine months ended June 30, 2019, as we benefited from improved commodity prices and the increased scale of our operations.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $12.1 million, or 35.5%, during the nine months ended June 30, 2020, compared to the nine months ended June 30, 2019. This increase was driven by increased compensation expense in connection with a growing business, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased to 15.4% of segment revenue during the nine months ended June 30, 2020, from 15.2% during the nine months ended June 30, 2019.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Interest expense	$159	$371
Deferred financing charges	110	80
Total interest expense	269	451
Other (income) expense, net	(232)	(64)
Total interest and other expense, net	$37	$387

During the three months ended June 30, 2020, we incurred interest expense of $0.3 million primarily comprised of interest expense from our revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), an average letter of credit balance of $7.0 million under our revolving credit facility and an average unused line of credit balance of $88.3 million under our revolving credit facility. This compares to interest expense of $0.5 million for the three months ended June 30, 2019, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $66.6 million under our revolving credit facility.

	Nine Months Ended June 30,
	2020	2019
	(In thousands)
Interest expense	$514	$1,297
Deferred financing charges	314	236
Total interest expense	828	1,533
Other (income) expense, net	177	(129)
Total interest and other expense, net	$1,005	$1,404

During the nine months ended June 30, 2020, we incurred interest expense of $0.8 million primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $7.1 million under our revolving credit facility and an average unused line of credit balance of $88.3 million under our revolving credit facility. This compares to interest expense of $1.5 million for the nine months ended June 30, 2019, primarily comprised of interest expense from our revolving credit facility, an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $68.1 million under our revolving credit facility.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $1.7 million for the three months ended June 30, 2020, compared to an income tax benefit of $1.2 million for the three months ended June 30, 2019. For each of the three months ended June 30, 2020 and 2019, our income tax expense was offset by benefits of $2.0 million and $4.0 million, respectively, associated with the recognition of previously unrecognized tax benefits.

We recorded income tax expense of $7.6 million for the nine months ended June 30, 2020, compared to income tax expense of $3.0 million for the nine months ended June 30, 2019. For each of the nine months ended June 30, 2020 and 2019, our income tax expense was offset by benefits of $2.6 million and $4.0 million, respectively, associated with the recognition of previously unrecognized tax benefits.

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

REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. While backlog is not a defined term under GAAP, it is a common measurement used in our industry, and we believe it improves our ability to forecast future results and identify operating trends that may not otherwise be apparent. Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Additionally, electrical installation services for single-family housing at our Residential segment are completed on a short-term basis and are therefore excluded from backlog. The table below summarizes our remaining performance obligations and backlog:

	June 30,	March 31,	December 31,	September 30,
	2020	2020	2019	2019
Remaining performance obligations	$523	$469	$430	$452
Agreements without an enforceable obligation (1)	74	118	79	85
Backlog	$597	$587	$509	$537
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

WORKING CAPITAL

During the nine months ended June 30, 2020, working capital exclusive of cash decreased by $16.3 million from September 30, 2019, reflecting a $13.0 million increase in current assets excluding cash and a $29.3 million increase in current liabilities during the period.

During the nine months ended June 30, 2020, our current assets exclusive of cash increased to $290.5 million, as compared to $277.5 million as of September 30, 2019, primarily as a result of an increase in retainage. The increase in retainage relates to higher levels of activity in our Residential multi-family and Communications businesses. Days sales outstanding decreased to 59 at June 30, 2020, from 62 at September 30, 2019. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the nine months ended June 30, 2020, our total current liabilities increased by $29.3 million to $222.8 million, compared to $193.5 million as of September 30, 2019, primarily related to an increase in accounts payable and accrued liabilities in connection with increased activity in the nine months ended June 30, 2020, as well as $11.2 million accrual related to current lease liabilities.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2020, the estimated cost to complete our bonded projects was approximately $101.2 million.

LIQUIDITY AND CAPITAL RESOURCES
The Revolving Credit Facility

We maintain a $100 million revolving credit facility pursuant to a credit agreement with Wells Fargo that matures on September 30, 2024 (as amended, the "Amended Credit Agreement").
The Amended Credit Agreement contains customary affirmative, negative and financial covenants as well as events of default.
As of June 30, 2020, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
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

At June 30, 2020, our Liquidity was $125.1 million, our Excess Availability was $89.3 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 7.6:1.0.

If in the future our Liquidity falls below $20 million (or Excess Availability falls below 50% of our minimum Liquidity), our Fixed Charge Coverage Ratio is less than 1.1:1.0, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under the Amended Credit Agreement, it would result in an event of default under the Amended Credit Agreement, which could result in some or all of our then-outstanding indebtedness becoming immediately due and payable.

At June 30, 2020, we had $7.0 million in outstanding letters of credit with Wells Fargo and no borrowings outstanding under our credit facility.

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

Operating activities provided net cash of $55.6 million during the nine months ended June 30, 2020, as compared to $20.3 million of net cash provided in the nine months ended June 30, 2019. The increase in operating cash flow resulted from an increase in earnings and a reduction of working capital in the nine months ended June 30, 2020, including a $4.4 million benefit related to the deferral of the employer portion of payroll taxes provided by the Coronavirus Aid Relief and Economic Security ("CARES") Act.

Investing Activities

Net cash used in investing activities was $32.6 million for the nine months ended June 30, 2020, compared with $5.1 million for the nine months ended June 30, 2019. We used $29.0 million to complete two acquisitions during the nine months ended June 30, 2020. We used cash of $3.7 million for purchases of fixed assets in the nine months ended June 30, 2020. For the nine months ended June 30, 2019, we used $5.2 million of cash for the purchase of fixed assets.

Financing Activities

Net cash used by financing activities for the nine months ended June 30, 2020 was $6.1 million, compared with $28.3 for the nine months ended June 30, 2019. For the nine months ended June 30, 2020, we drew $592.6 million and repaid $592.6 million on our revolving credit facility. Net cash used by financing activities also included $5.4 million used to repurchase our shares under our stock repurchase plan as well as to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation. For the nine months ended June 30, 2019, we drew $22.5 million and repaid $42.3 million on our revolving credit facility. Additionally, we used $8.3 million for market repurchases under our stock repurchase plan as well as to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019 authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company's common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 224,959 shares pursuant to this program during the nine months ended June 30, 2020.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Amended Credit Agreement. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q, the risk factors in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q and our risk factors in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Interest Rate Risk

We are subject to interest rate risk on floating interest rate borrowings under our revolving credit facility. If LIBOR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. As we currently have no floating interest rate borrowings outstanding, we have no current exposure to interest rate risk. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, including any changes related to the COVID-19 pandemic and our transition to a remote working environment.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Carefully consider the risk factors disclosed under Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K
for the fiscal year ended September 30, 2019. There have been no significant changes except as follows:

The current COVID-19 pandemic could have a materially adverse impact on our business, including our financial condition, cash flows and results of operations. The pandemic and related impacts may adversely impact our business, including our financial condition, cash flows and results of operations.

The COVID-19 coronavirus pandemic and resulting governmental responses have caused significant volatility in financial markets, including the market price of the Company’s securities, and have raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and "stay at home" orders, have contributed to a prolonged slowdown in the global economy, have adversely impacted the businesses of the Company’s customers and suppliers, and have disrupted the Company’s operations. As the future impacts of COVID-19 remain highly uncertain, there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will continue to depend on future developments, including actions taken to contain the spread of coronavirus. Potential risks associated with the COVID-19 outbreak include:

•Government restrictions, “stay at home” orders, and other safety concerns related to COVID-19 have caused some of our customers to close job sites temporarily or delay the start dates of new projects. Because much of our revenue is generated by our employees working at customer sites, our revenue will be reduced if a significant number of our customer sites close, or if customers reduce or eliminate the presence of third-party contractors and service providers, such as our employees. Further, a general economic downturn could reduce the demand for our services. Any cancellations, delays or losses of projects may significantly reduce our revenues and harm our operating performance.
•The COVID-19 outbreak could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others on our job sites or in our facilities, or due to quarantines. The illness could also impact members of our Board resulting in absenteeism from the meetings of the directors or committees of the directors, and make it difficult to convene the quorums of the full Board or its committees needed to conduct meetings for the management of our affairs.
•Certain of our customers may experience financial difficulties, including bankruptcy or insolvency, as a result of a decline in the economy relating to COVID-19. If our customers suffer significant financial difficulty, they may be unable to pay amounts due to us timely or at all, which could have a material adverse effect on our ability to collect on receivables and our results of operations. It is possible that customers may contest their contractual obligations to us under bankruptcy laws or otherwise. Further, we may have to negotiate significant discounts and/or extended financing terms with such customers in such a situation. If we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, results of operations and financial condition may be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2020:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan as of June 30, 2020 (2)
April 1, 2020 – April 30, 2020	0	$0.00	0	1,058,737
May 1, 2020 – May 31, 2020	26,091	$20.28	26,091	1,032,646
June 1, 2020 – June 30, 2020	620	$20.87	620	1,032,026
Total	26,711	$20.29	26,711	1,032,026

(1) The total number of shares purchased includes shares purchased pursuant to the plan described in footnote (2) below.
(2) In 2015, our Board authorized a stock repurchase program for the purchase of up to 1.5 million shares of the Company’s common stock from time to time, and on May 2, 2019, authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company’s common stock under the stock repurchase program.

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

31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Gendell, Chief Executive Officer (1)
31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (1)
32.1 —	Section 1350 Certification of Jeffrey L. Gendell, Chief Executive Officer (2)
32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	XBRL Schema Document (1)
101.LAB	XBRL Label Linkbase Document (1)
101.PRE	XBRL Presentation Linkbase Document (1)
101.DEF	XBRL Definition Linkbase Document (1)
101.CAL	XBRL Calculation Linkbase Document (1)
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Filed herewith.
(2)	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2020.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)