Form 10-K
period 2020-09-30
IES Holdings, Inc.
filed 2020-12-07
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 31, 2020, was approximately $148.1 million. On December 2, 2020, there were 20,745,974 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the 2021 Annual Meeting of Stockholders of the Registrant to be held on February 25, 2021, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for job site closures or work stoppages, supply chain disruptions, delays in awarding new project bids, construction delays, reduced demand for our services, our ability to collect from our customers, or illness of management or other employees;

•competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•our ability to successfully manage projects, the cost and availability of qualified labor and the ability to maintain positive labor relations, and our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics; potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•our ability to enter into, and the terms of, future contracts;

•the inability to carry out plans and strategies as expected, including the inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy, or the subsequent underperformance of those acquisitions;

•challenges integrating new businesses into the Company or new types of work, products or processes into our segments;

•a general reduction in the demand for our services;

•backlog that may not be realized or may not result in profits;

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

•loss of key personnel and effective transition of new management, or inability to transfer, renew and obtain electrical and other licenses;

•the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership or a change in the federal tax rate;

•the recognition of tax benefits related to uncertain tax positions and the potential for disagreements with taxing authorities with regard to tax positions we have adopted;

•the potential recognition of valuation allowances or write-downs on deferred tax assets;

•limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures, complete acquisitions, and for debt service;

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

•inaccurate estimates used when entering into fixed-priced contracts, the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts, and complications associated with the incorporation of new accounting, control and operating procedures;

•uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•the recognition of potential goodwill, long-lived assets and other investment impairments;

•the phase-out, replacement or unavailability of the London Interbank Offered Rate ("LIBOR");

•the existence of a controlling shareholder, who has the ability to take action not aligned with other shareholders or could dispose of all or any portion of the shares of our common stock it holds, which could trigger change of control provisions in a number of our material agreements, including our financing and surety arrangements and our executive severance plan, as well as exercisability of the purchase rights under our tax benefit protection plan;

•the relatively low trading volume of our common stock, as a result of which it could be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares;

•the possibility that we issue additional shares of common stock, preferred stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the value per share of our common stock;

•the potential for substantial sales of our common stock, which could adversely affect our stock price; and

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

Item 1. Business

OVERVIEW

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries that design and install integrated electrical and technology systems and provide infrastructure products and services to a variety of end markets. Our operations are currently organized into four principal business segments, based upon the nature of our current services:

•Communications – Nationwide provider of technology services, including the design, build, and maintenance of the infrastructure within data centers for co-location and managed hosting customers, for both large corporations and independent businesses.

•Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•Infrastructure Solutions – Provider of electro-mechanical solutions for industrial operations, including apparatus repair and custom-engineered products, such as generator enclosures used in data centers and other industrial applications.

•Commercial & Industrial – Provider of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market and data centers.

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

CORPORATE STRATEGY

We seek to create shareholder value through improving operating margins and generating free cash flow by investing in our existing businesses and completing acquisitions. We seek to acquire businesses that strategically complement our existing business segments or to acquire or invest in stand-alone platform companies based in North America. In evaluating potential acquisition candidates, we seek to invest in businesses with, among other characteristics:

•proven management with a willingness to continue post-acquisition;
•low technological and/or product obsolescence risk;
•established market position and sustainable competitive advantages; and
•strong cash flow characteristics.

We believe that acquisitions provide an opportunity to expand into new or related services, products, end markets or geographic areas and diversify our revenue and profit streams, which we expect will allow us to maximize the value of our significant net operating loss tax carry forwards (“NOLs”). While we may use acquisitions to build our presence in the industries we serve, we will also consider potential acquisitions in other industries, which could result in changes in our operations from those historically conducted by us.

OPERATING SEGMENTS

The Company’s reportable segments consist of the consolidated business segments identified above, which offer different services and are managed separately. The table below describes the percentage of our total revenues attributable to each of our four segments over each of the last three years (percentage columns may not add due to rounding):

	Year Ended September 30,
	2020		2019		2018
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$395,141	33.2%	$321,246	29.8%	$219,655	25.1%
Residential	411,790	34.6%	313,336	29.1%	285,711	32.6%
Infrastructure Solutions	128,379	10.8%	136,790	12.7%	97,163	11.1%
Commercial & Industrial	255,546	21.5%	305,624	28.4%	274,299	31.3%
Total Consolidated	$1,190,856	100.0%	$1,076,996	100.0%	$876,828	100.0%

For additional financial information by segment, see Note 11, “Operating Segments” in the notes to our Consolidated Financial Statements.

Communications

Business Description
Originally established in 1984, our Communications segment is a leading provider of network infrastructure solutions for data centers and other mission critical environments. Our services include the design, installation and maintenance of network infrastructure for leading and recognizable global technology, social networking and e-commerce brands, including many Fortune 100 and 500 corporations. We serve a variety of industries and end-markets, including data centers for co-location and managed hosting customers; corporate, educational, financial, hospitality and healthcare buildings; e-commerce distribution centers; and high-tech manufacturing facilities. We also provide the design and installation of audio/visual, telephone, fire, wireless access and intrusion alarm systems, as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 16 offices, which includes the segment headquarters located in Tempe, Arizona, and also provide dedicated onsite teams at our customers’ sites.

Industry Overview
Our Communications segment is driven by demand increases for computing and storage resources as a result of technology advancements and obsolescence and changes in data consumption patterns. Growth in the data center market remains strong, and the need for structured cabling services for applications such as data centers and distribution centers is growing rapidly. Additionally, we are continuing to expand our offerings in this market to broaden our customer base. Demand has also been strong for our audio-visual and other building technology offerings. Nevertheless, due to economic, technological and other factors, there can be no assurance that demand will continue to increase.

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
Competition
Our competition consists of both large national or regional competitors and small, privately owned contractors who generally have limited access to capital. We compete on quality of service and/or price and seek to emphasize our financial capabilities and long history of delivering high quality solutions to our customers.

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

Residential

Business Description
Originally established in 1973, our Residential segment is a leading provider of electrical installation services for single-family housing and multi-family apartment complexes and cable television installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment also provides services for the installation of residential solar power, both for new construction and existing residences. The Residential segment is made up of 29 total locations, which include the segment headquarters in Houston, Texas. These locations geographically cover the Sun-Belt, Western, Mid-Atlantic and Northeastern regions of the United States.

Industry Overview
Our Residential business is closely correlated to the single and multi-family housing market. Although demand for both single-family and multi-family housing has increased in recent years, due to economic, technological or other factors, there can be no assurance that overall construction and demand will continue to increase in the future.

Sales and Marketing
Demand for our Residential services is highly dependent on the number of single-family and multi-family home starts in the markets we serve. Although we operate in multiple states throughout the Sun-Belt, Mid-Atlantic, Northeastern and Western regions of the United States, the majority of our single-family revenues are derived from services provided in Texas. The Texas market also remains an important part of our multi-family business; however, the majority of our multi-family revenue is earned across the Mid-Atlantic and Southeast. Our sales efforts include a variety of strategies, including a concentrated focus on national and regional homebuilders and multi-family developers and a local sales strategy for single and multi-family housing projects. Our cable and solar revenues are typically generated through third parties specializing in these industries who select us as a preferred provider of installation services. A significant portion of our Residential business volume is generated from long-term, repeat customers, some of whom use IES as a preferred provider for major projects.

Our long-term strategy is to continue to be a leading provider of electrical services to the residential market. The key elements of our long-term strategy include a continued focus on maintaining a low and variable cost structure and cash generation, allowing us to effectively scale according to the housing cycle, and to opportunistically increase our market share.

Competition
Our competition primarily consists of small, privately owned contractors who generally have limited access to capital. We believe that we have a competitive advantage over these smaller competitors due to our key employees’ long-standing customer relationships, our financial capabilities, our strong employee training program, and our local market knowledge and competitive pricing. There are few barriers to entry for electrical contracting services in the residential markets.

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

Infrastructure Solutions

Business Description
Our Infrastructure Solutions segment provides electro-mechanical solutions for industrial operations to domestic and international customers. Our solutions include the maintenance and repair of alternating current (AC) and direct current (DC) electric motors and generators, as well as power generating and distribution equipment; the manufacture of custom-engineered power distribution equipment, including metal enclosed bus duct solutions used in power distribution; the manufacture of custom commercial and industrial generator enclosures; the manufacture, re-manufacture, and repair of industrial lifting magnets; and maintenance and repair of railroad main and auxiliary generators, main alternators, and traction motors.

This segment serves the steel, railroad, marine, petrochemical, pipeline, pulp and paper, wind energy, mining, automotive, power generation, scrap yards, data center, and utility industries. Our Infrastructure Solutions segment is comprised of ten locations in Alabama, Georgia, Illinois, Indiana, Ohio, and West Virginia, and is headquartered in Massillon, Ohio.

Industry Overview
Given the diverse end-markets of Infrastructure Solutions’ customers, we are subject to many economic trends. In general, demand for our services has been driven by growth in industries, such as data centers, in-house maintenance departments continuing to outsource maintenance and repair work, output levels and equipment utilization at heavy industrial facilities, railroad companies’ and mass transit authorities’ capital investments and repair needs, investment in the United States’ aging energy and industrial infrastructure, demand for critical power applications that have high power demands and require dependable power supplies, the need for electrical or pipeline infrastructure improvements and the overall health of the economy.

Sales and Marketing
Our sales efforts are primarily driven by personnel based at our operating locations, as well as independent sales representatives. Given that the majority of our apparatus repair customers are located within a 200-mile radius of our facilities, we believe that this structure allows us to rapidly address and respond to the needs of our customers. Our custom-engineered power distribution, bus system and generator enclosure products and services are principally sold in partnership with an original equipment manufacturer (“OEM”) or to an engineering, procurement and construction firm on behalf of the end-user. Our long term strategy is to be the preferred solutions provider of outsourced electro-mechanical services, repairs, and manufacturing to our select markets and a leader in custom-engineered metal enclosed bus systems and generator enclosures.

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

Seasonality and Quarterly Fluctuations
Infrastructure Solutions’ revenues from its custom-engineered bus systems and generator enclosures are affected by the timing of customers' capital spending projects. Revenues from industrial services may be affected by the timing of scheduled outages at its industrial customers’ facilities and by weather conditions with respect to projects conducted outdoors, but the effects of seasonality on revenues in its industrial services business are not significant. Infrastructure Solutions’ quarterly results may fluctuate, and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

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

This segment provides services for a variety of project types, including office buildings, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities. The Commercial & Industrial segment consists of 22 locations, which includes the segment headquarters in Houston, Texas. Geographically, these locations cover Texas, Nebraska, Oregon, Wisconsin, and the Southeast and Mid-Atlantic regions.

Industry Overview
Given the diverse end-markets of our Commercial & Industrial customers, which include both commercial buildings, such as offices, healthcare facilities and schools, and industrial projects, such as power, chemical, refinery and heavy manufacturing facilities, we are subject to many trends within the construction industry. In general, demand for our Commercial & Industrial services is driven by construction and renovation activity levels, economic growth, and availability of bank or other financing. Currently, the construction industry is being impacted by the ongoing COVID-19 pandemic, which has caused some customers to delay the awarding of new projects. Due to economic, technological or other factors, there can be no assurance that construction and demand will increase.

Sales and Marketing
Our sales focus varies by location, but is primarily based upon regional and local relationships and a demonstrated expertise in certain areas, such as heavy industrial, design-build, agricultural, or transmission and distribution. Our maintenance and certain renovation and upgrade work tends to be either recurring or experience lower sensitivity to economic cycles, or both. A significant portion of our larger projects is awarded from long-term, repeat customers. From time to time, we are contracted on projects with completion times extending beyond one year or over several years, which are generally more complex and difficult to estimate.

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

Competition
The electrical and mechanical contracting services industry is generally highly competitive and includes a number of regional or small privately-held local firms. Traditionally, competitors in certain parts of this market have faced few barriers to entry. Therefore, we seek to pursue projects where our access to capital and expertise provide a competitive advantage.

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

CUSTOMERS

We have a diverse customer base. During each of the years ended September 30, 2020, 2019 and 2018, no single customer accounted for more than 10% of our consolidated revenues. We emphasize developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategies and sales activities.

CONTROLLING SHAREHOLDER
A majority of our outstanding common stock is owned by Tontine Associates, L.L.C. ("Tontine Associates") and its affiliates (collectively, “Tontine”). Based on an amended Schedule 13D filed by Tontine with the United States Securities and Exchange Commission (the “SEC”) on October 9, 2020, Tontine owns approximately 56 percent of our outstanding common stock. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all of the Company's assets or business segments, or the Company itself. Most of Tontine’s shares are registered for resale on a shelf registration statement filed by the Company with the SEC. Tontine’s sale of all or any portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties and our executive severance plan. For more information, see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

NET OPERATING LOSS TAX CARRYFORWARDS

The Company and certain of its subsidiaries have an estimated federal net operating loss (“NOL”) of approximately $217.3 million at September 30, 2020, including approximately $128.0 million resulting from net operating losses on which a deferred tax asset is not recorded.

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted which, among other things, reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company’s statutory rate for fiscal 2018 was a blended rate of 24.53% and decreased to 21% in 2019. For the year ended September 30, 2018, our effective tax rate differed from the statutory tax rate as a result of a charge of $31.3 million to re-measure our deferred tax assets and liabilities to reflect the estimated impact of the new statutory tax rate. Any future change in the federal statutory tax rate could also impact the economic benefit of the NOL and other deferred tax assets available to us and result in an additional charge or benefit to adjust the book value of the deferred tax asset recorded on our Consolidated Balance Sheets.

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

The Company maintains a tax benefit protection plan (the “NOL Rights Plan”) which is designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change in ownership within the meaning of Internal Revenue Code Section 382.

REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. While backlog is not a defined term under accounting principles generally accepted in the United States of America ("GAAP"), it is a common measurement used in our industry, and we believe it improves our ability to forecast future results and identify operating trends that may not otherwise be apparent. Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Additionally, electrical installation services for single-family housing at our Residential segment are completed on a short-term basis and are therefore excluded from backlog. The table below summarizes our remaining performance obligations and backlog by segment:

	Year Ended September 30,
	2020			2019
	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog
	(Dollars in millions)
Communications	$169	$33	$202	$131	$29	$160
Residential	170	51	221	132	34	166
Infrastructure Solutions	43	9	52	37	11	48
Commercial & Industrial	123	4	127	152	11	163
Total	$505	$97	$602	$452	$85	$537
(1) Our backlog includes signed agreements and letters of intent that we do not have a legal right to enforce prior to beginning work. These agreements are excluded from remaining performance obligations until work begins.

We expect that $438 million of our September 30, 2020 backlog will result in revenue during fiscal 2021, with the remaining $164 million expected to be realized in fiscal 2022; however, there can be no assurance that this backlog will be completed within expected time frames or at all. The increase in our backlog year over year was primarily driven by strong demand and increased market share within our Communications and Residential segments.

REGULATIONS

Our operations are subject to various federal, state and local laws and regulations, including:

•licensing requirements applicable to electricians and mechanical service technicians;

•building and electrical codes;

•regulations relating to worker safety, labor relations and protection of the environment;

•regulations relating to consumer protection, including those governing residential service agreements; and

•qualifications of our business legal structure in the jurisdictions where we do business.

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

We believe that we have all licenses required to conduct our operations and are in material compliance with applicable regulatory requirements. Failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses or an inability to perform government work.

CAPITAL FACILITIES
During fiscal year 2020, the Company maintained a revolving credit facility, as further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K. For a discussion of the Company’s capital resources, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K.

FINANCIAL INFORMATION

For the Company’s financial information by segment, see Note 11, “Operating Segments” in the notes to our Consolidated Financial Statements.

EMPLOYEES

At September 30, 2020, we had 5,243 employees, of whom 5,214 were full-time employees. We are party to two collective bargaining agreements within our Infrastructure Solutions segment. We have not experienced, and do not expect, any work stoppage, and we believe that our relationship with our employees is strong.

LOCATIONS
As of September 30, 2020, we have 79 domestic locations serving the United States. In addition to our two executive and corporate offices, as of September 30, 2020, we have 16 locations within our Communications business, 29 locations within our Residential business, ten locations within our Infrastructure Solutions business and 22 locations within our Commercial & Industrial business. This geographic diversity helps to reduce our exposure to unfavorable economic developments in any given region.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to each executive officer is as follows:

Jeffrey, L. Gendell, 61, has served as the Company's Chief Executive Officer since October 1, 2020; he previously served as Interim Chief Executive Officer from July 31, 2020 to September 30, 2020. Mr. Gendell has also served as the Chairman of the Board since November 2016. Mr. Gendell is the founder and managing member of Tontine Associates, L.L.C., which together with its affiliates is the Company's majority shareholder. Mr. Gendell formed Tontine in 1995 and manages all of the investment decisions at the firm. Prior to forming Tontine, Mr. Gendell held senior investment management positions at several other private investment firms, including Odyssey Partners, L.P., and began his career in investment banking over 35 years ago at Smith Barney, Harris Upham & Co., where he was involved in capital markets, corporate finance and M&A activity.

Tracy A. McLauchlin, 51, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 2015. She previously served as Vice President and Chief Accounting Officer of the Company since February 2014. Prior to joining IES, Ms. McLauchlin served as Vice President and Chief Accounting Officer of Rockwater Energy Solutions, Inc. from June 2011 to November 2013. From June 2004 to June 2011, Ms. McLauchlin was with Dynegy Inc., where she served as Senior Vice President and Controller from March 2009 to June 2011 and from June 2004 to March 2009 served in various other capacities in finance and accounting. She began her career with PricewaterhouseCoopers LLP after receiving her Master of Accounting from Rice University. Ms. McLauchlin is a Certified Public Accountant.

We have adopted a Code of Ethics for Financial Executives that applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics may be found on our website at www.ies-corporate.com/corporate-governance.

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

In addition to the Code of Ethics for Financial Executives, we have adopted a Code of Business Conduct and Ethics for directors, officers and employees (the Legal Compliance and Corporate Policy Manual), and established Corporate Governance Guidelines and adopted charters outlining the duties of our Audit, Human Resources and Compensation and Nominating/Governance Committees, copies of which may be found on our website. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the 2021 Annual Meeting of Stockholders of the Company.

Item 1A. Risk Factors

You should consider carefully the risks described below, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

Risks Relating to the Operations of our Business

The Coronavirus Disease 2019 ("COVID-19") pandemic has adversely impacted and could have a materially adverse impact on our business, including our financial condition, cash flows and results of operations.

The COVID-19 pandemic and related governmental responses have caused, and are likely to continue to cause, significant volatility in financial markets, and have raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions, curfews and "stay at home" orders, have contributed to a prolonged slowdown in the global economy, have disrupted global supply chains, have adversely impacted the businesses of the Company’s customers and suppliers, and have disrupted the Company’s operations. There is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. Potential risks associated with the COVID-19 pandemic include:

•Government travel restrictions, curfews, “stay at home” orders, and other safety concerns related to COVID-19 have caused some of our customers to close job sites temporarily or delay the start dates of new projects and the awarding of new projects. Because much of our revenue is generated by our employees working at customer sites, our revenue will be reduced if a significant number of our customer sites close, or if customers reduce or eliminate the presence of third-party contractors and service providers, such as our employees. Further, a general economic downturn could reduce the demand for our services. Any cancellations, delays or losses of projects may significantly reduce our revenues and harm our operating performance.
•The COVID-19 pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others on our job sites or in our facilities, or due to quarantines. The COVID-19 pandemic could also impact members of our Board, resulting in absenteeism from the meetings of the directors or committees of the directors, and make it difficult to convene the quorums of the full Board or its committees needed to conduct meetings for the management of our affairs.
•Certain of our customers may experience financial difficulties, including bankruptcy or insolvency, as a result of a decline in the economy relating to COVID-19. If our customers suffer significant financial difficulty, they may be unable to pay amounts due to us in a timely manner or at all, which could have a material adverse effect on our ability to collect on receivables and our results of operations. It is possible that customers may contest their contractual obligations to us under bankruptcy laws or otherwise. Further, we may have to negotiate significant discounts and/or extended financing terms with such customers in such a situation. If we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, results of operations and financial condition may be materially adversely affected.

The highly competitive nature of our industries could affect our profitability by reducing our revenues or profit margins.

With respect to contracting services, the industries in which we compete are highly fragmented and are generally served by many small, owner-operated private companies. There are also several large private regional companies and a small number of large public companies from which we face competition in these industries. In the future, we could also face competition from new competitors entering these markets because certain segments, such as our electrical contracting services, have a relatively low barrier for entry while other segments, such as our services for mission critical infrastructure, have attractive growth and profitability characteristics. Some of our competitors offer a greater range of services, including mechanical construction, facilities management, plumbing and heating, ventilation and air conditioning services. Competition in our markets depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide services comparable to ours at lower rates than we do. If we are unable to offer our services at competitive prices or if we have to reduce our prices to remain competitive, our profitability would be impaired.

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

Our inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions that meet our investment criteria in furtherance of our corporate strategy or the subsequent underperformance of those acquisitions, may adversely impact our future growth and profitability.

Our corporate strategy involves creating shareholder value through acquiring businesses that we believe will strategically complement our existing business segments or acquiring or investing in stand-alone platform companies based in North America. While we believe that acquisitions will provide an opportunity to expand into new or related services, products, end-markets or geographic areas and diversify our revenue and profit streams, potential acquisitions could result in changes in our operations from those historically conducted by us and introduce the requirement for new controls. Alternatively, our failure to diversify from existing markets may limit our future growth. In addition, our investments may not perform as expected or may not generate a positive return on investment due to factors we could not predict prior to the acquisition or due to incorrect investment assumptions.

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

The difficulties of integrating a business, assets or operations potentially will include, among other things:
•geographically separated organizations and possible differences in corporate cultures and management philosophies;
•significant demands on management resources, which may distract management’s attention from day-to-day business;
•differences in the disclosure systems, compliance requirements, accounting systems, and accounting controls and procedures of the acquired company, which may interfere with our ability to make timely and accurate public disclosure; and
•the demands of managing new locations, new personnel and new lines of business acquired.

Demand for our services is cyclical and vulnerable to economic downturns affecting the industries we serve.

Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the general economy, as well as in the construction industry and the housing market. Many of our customers depend on the availability of credit to purchase our services or electrical and mechanical products. In the past, when the general level of economic activity has been reduced from historical levels, certain of our customers have delayed or cancelled projects or capital spending, thereby reducing our revenues and profitability. General concerns about the fundamental soundness of the economy may cause customers to defer projects, even if they have credit available to them. Prolonged uncertainties in, or the return of, constrained credit market conditions could have adverse effects on our customers, which would adversely affect our financial condition and results of operations.

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

Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in the Residential and Commercial & Industrial segments. Untimely weather delay from rain, heat, ice, cold or snow may not only delay our work but may negatively impact our schedules and profitability by delaying the work of other trades on a construction site. Our quarterly results may also be affected by regional economic conditions that affect the construction market. In particular, a prolonged period of weak demand in the oil and gas industry or increased regulatory restrictions on the industry could dampen the housing market in certain regions, resulting in reduced demand for the services provided by our Residential segment. Infrastructure Solutions’ revenues from industrial services may be affected by the timing of scheduled outages at its industrial customers’ facilities, by weather conditions with respect to projects conducted outdoors, by data center construction, and by changes in spending in public infrastructure, power and steel markets. Industrial and rail customers may also be affected by volatility in oil prices. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

We may experience difficulties in managing our billings and collections.

Our billings under fixed price contracts in our contracting business are generally based upon achieving certain milestones and will be accepted by the customer once we demonstrate those milestones have been met. If we are unable to demonstrate compliance with billing requests, or if we fail to issue a project billing, our likelihood of collection could be delayed or impaired, which, if experienced across several large projects, could have a material adverse effect on our results of operations. Further, some of our customers may be highly leveraged or may be subject to their own operating and regulatory risks, which may also limit their ability to pay.

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

We maintain insurance coverage in part because some of our contracts require us to carry certain levels of insurance coverage, which is common in the industries in which we operate. Our third-party insurance is subject to deductibles for which we establish reserves. No assurance can be given that our insurance or our provisions for incurred claims and incurred but not reported claims will be adequate to cover all losses or liabilities we may incur in our operations; nor can we provide assurance that we will be able to maintain adequate insurance at reasonable rates.

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

Disruptions to the proper functioning of our information technology systems or security breaches of our critical data, sensitive information or information technology systems could disrupt operations and cause increases in costs, decreases in revenues and/or harm to our reputation.

Our Company continues to increase its dependence on information technology systems, networks, and infrastructure to conduct our day to day operations and manage the way we provide services to our customers. Disruptions to our information technology systems or our failure to adequately protect critical data, sensitive information, and information technology systems could materially affect our business or result in harm to our reputation. Our critical accounting, project management, estimating, and financial information systems, some of which are third-party platforms, all rely on the proper functioning and security of our information technology environment and are critical to the successful operation of our business. We also collect and retain information about our customers, stockholders, vendors, and employees, with the expectation by such third parties being that we will adequately protect such information. Although our information technology systems, networks and infrastructure are protected through physical and software safeguards, our information technology environment is still vulnerable to natural disasters, power losses, telecommunication failures, deliberate intrusions, inadvertent user misuse or error, computer viruses, malicious code, ransomware attacks, acts of terrorism and other cyber security risks, which could cause a loss of critical data, or release of sensitive information. If critical information systems fail or are otherwise unavailable, or if sensitive information is released, our business operations could be adversely affected.

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

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial condition and results of operations. Our operations depend on the continued efforts of our executive officers, senior management and management personnel at our segments. As a service organization, relationships with significant customers can be dependent on certain employees within our organization, and our ability to meet our contractual obligations to our customers and support our growth strategy may be limited by our ability to retain and train necessary personnel. We cannot guarantee that any member of management at the corporate or subsidiary level will continue in their capacity for any particular period of time, and there is significant competition in our industry for managerial personnel. We have a severance plan in place that covers certain of our senior leaders; however, this plan can neither guarantee that we will not lose key employees, nor prevent them from competing against us, which is often dependent on state and local employment laws. If we lose a group of key personnel or even one key person at a segment, we may not be able to recruit suitable replacements at comparable salaries or at all, which could adversely affect our operations. Additionally, we generally do not maintain key man life insurance for members of our management. We also may be constrained in hiring and retaining qualified employees due to general labor shortages in our industries. Continued labor constraints may limit our ability to grow and may limit our profitability due to the impact of rising wages.

Risks Relating to our Financial Results, Financing and Liquidity

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of NOLs for federal and state income tax purposes. Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership could also result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. As of September 30, 2020, we have approximately $217.3 million of federal NOLs that are available to use to offset taxable income, including approximately $128.0 million resulting from net operating losses on which a deferred tax asset is not recorded. Should a change in ownership occur, all NOLs incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income.

The Company maintains an NOL Rights Plan, which is designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change in ownership within the meaning of Internal Revenue Code Section 382. The NOL Rights Plan is designed to dilute the ownership of such an acquirer through the offering of rights to the Company’s other stockholders that will become exercisable upon the acquirer’s purchase of the Company’s stock in excess of the threshold amount. We can make no assurances the NOL Rights Plan will be effective in deterring a change in ownership or protecting or realizing NOLs.
We have adopted tax positions that a taxing authority may view differently. If a taxing authority differs with our tax positions, our results may be adversely affected.

Our effective tax rate, cash paid for taxes and the availability of our NOLs are impacted by the tax positions that we have adopted. Taxing authorities may not always agree with the positions we have taken. We have established reserves for tax positions that we have determined to be less likely than not to be sustained by taxing authorities. However, there can be no assurance that our results of operations will not be adversely affected in the event that disagreement over our tax positions does arise.

We have recognized deferred tax assets based upon our estimates of future taxable income, and we may recognize tax expense if there is a reduction in the statutory tax rate or if future taxable income is lower than our estimates.

As of September 30, 2020, we have a net deferred tax asset of $33.8 million on our Consolidated Balance Sheets, of which $22.6 million is attributable to NOLs. To realize the full benefit of this deferred tax asset attributable to NOLs, we must generate sufficient taxable income within the applicable carry forward period to offset against NOLs. Under GAAP, we are required to assess whether we believe the benefit of the deferred tax asset is more likely than not to be realized based on our expectation of generating sufficient future taxable income, and we are required to record a valuation allowance, or offset, against our deferred tax asset based on the portion of the deferred tax asset that we believe is not more likely than not to be realized.

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

To fund our working capital requirements, complete acquisitions and service any debt we may incur, we may require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control.

Our ability to continue to grow our business, including through acquisitions and the funding of working capital requirements, as well as our ability to make payments on or refinance any indebtedness we may incur, will depend on our ability to generate cash in the future. This is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to complete acquisitions, to service any debt we may incur or to fund our other liquidity needs. We may need to refinance our credit facility on or before maturity. We cannot provide assurance that we will be able to refinance our credit facility on commercially reasonable terms or at all. Our inability to access capital on commercially reasonable terms could have a material adverse effect on our business.

Negative conditions in the credit and capital markets may adversely impact our ability to operate our business.

In the past, the level of demand from our customers for our services has been adversely impacted by slowdowns in our customers' industries as well as in the economy in general. A number of economic factors, including financing conditions for our customers' industries, have, in the past, adversely affected our customers and their ability or willingness to fund expenditures. Many of our customers depend on the availability of credit to help finance their capital and maintenance projects. At times, tightened availability of credit and changes in interest rates that affect the cost of construction financing and mortgages has negatively impacted the ability of existing and prospective customers to obtain sufficient financing and fund projects we might otherwise perform. As a result, our customers may defer such projects for an unknown, and perhaps lengthy, period. Any such deferrals would inhibit our growth and would adversely affect our results of operations.

In a weak economic environment, particularly in a period of restrictive credit markets, we may experience greater difficulties in collecting payments from, and negotiating change orders and/or claims with, our customers due to, among other reasons, a diminution in our ultimate customers’ access to the credit markets. If clients delay in paying or fail to pay a significant amount of our outstanding receivables, or we fail to successfully negotiate a significant portion of our change orders and/or claims with customers, it could have an adverse effect on our liquidity, results of operations, and financial position.

We have restrictions and covenants under our credit agreement and the failure to meet these covenants, including liquidity and other financial requirements, could result in a default under our credit agreement.

We may not be able to remain in compliance with the covenants in our credit agreement, including financial covenants which, among other things, require minimum levels of liquidity and require us to maintain a specified fixed charge coverage ratio as defined under our credit agreement. A failure to fulfill the terms and requirements of our credit agreement may result in a default under our credit agreement and acceleration of any indebtedness we may incur, as well as a default under one or more of our material agreements, any of which could have a material adverse effect on our ability to conduct our operations and our financial condition.

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

GAAP accounting requires that goodwill attributable to each of our reporting units be tested at least annually, or when changes in circumstance indicate the carrying value of our reporting units may not be recoverable. At September 30, 2020, we had recorded $54 million of goodwill on our Consolidated Balance Sheets, net of a $7.0 million impairment recognized within our Commercial & Industrial segment during the year ended September 30, 2020. Factors that could lead to impairment of current goodwill in the future include significant adverse changes in the business climate, declines in the financial condition of our business, and actual or projected operating results affecting the Company as a whole or affecting any particular reporting unit. On an ongoing basis, we expect to perform impairment tests at least annually as of September 30. Impairment adjustments, if any, are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

The phase-out, replacement or unavailability of LIBOR could affect interest rates under our revolving credit facility, as well as our ability to obtain future debt financing on favorable terms.

We are subject to interest rate risk on floating interest rate borrowings under our revolving credit facility. Borrowings under our revolving credit facility use LIBOR as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark after 2021 to allow for an orderly transition to an alternative reference rate. Our revolving credit facility provides for a mechanism to amend the facility to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of the LIBOR interest rate. In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR for use in contracts that are currently indexed to U.S. dollar LIBOR and has proposed a market transition plan to SOFR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could have a material adverse effect on our financial condition, results of operations and cash flows, and may adversely affect our ability to obtain future debt financing on favorable terms.

Risks Relating to Our Common Stock

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine, and Jeffrey Gendell, founder and managing member of Tontine, serves as our Chief Executive Officer and as Chairman of our Board of Directors. Based on an amended Schedule 13D filed by Tontine with the SEC on October 9, 2020, Tontine owns approximately 56 percent of the Company’s outstanding common stock. As a result, Tontine can control most of our affairs, including the election of our directors, who in turn appoint executive management and can control most actions requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all of the Company's assets or business segments or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders or stakeholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company. Pursuant to a resale shelf registration statement filed by the Company, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings as long as the registration statement remains effective and the Company remains eligible to use it, as described further in the registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement. Tontine’s sale of all or any portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties, and our executive severance plan, as well as the exercisability of the purchase rights under our NOL Rights Plan.

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

We may issue additional shares of common stock, preferred stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock.

Our authorized capital includes 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2020, we had 22,049,529 shares of common stock issued, 20,762,395 shares of common stock outstanding and no shares of preferred stock issued or outstanding. As of September 30, 2020, we had the ability to issue 928,669 shares of common stock, including upon the exercise of options, as future grants under our existing equity compensation plans.

Although we currently do not have any intention of issuing additional common stock (other than pursuant to our equity compensation plans) or preferred stock, we may do so in the future in order to meet our capital needs. Subject to applicable NASDAQ Listing Rules, our Board of Directors generally has the authority, without action by or vote of the stockholders, to issue all or part of any authorized but unissued shares of common stock or preferred stock for any corporate purpose. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock, preferred stock, or convertible securities will dilute the percentage ownership interest of our stockholders and may dilute the book value per share of our common stock.

Substantial sales of our common stock could adversely affect our stock price.

Most of Tontine's shares are registered for resale on a resale shelf registration statement filed by the Company with the SEC. Sales of a substantial number of shares of our common stock by holders of our common stock, including Tontine, or the perception that such sales could occur, could adversely affect the market price of our common stock by introducing a large number of shares into the market. Such sales, or the perception that such sales could occur, could cause the market price of our common stock to decline. We cannot predict whether future sales of our common stock, or the availability of our common stock for sale, will adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

General Risks

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2020, we maintained branch offices, warehouses, sales facilities and administrative offices at 79 locations. Substantially all of our facilities are leased. We lease our executive office located in Greenwich, Connecticut and our corporate office located in Houston, Texas. We believe that our properties are adequate for our current needs and that suitable additional or replacement space will be available as required. For a breakdown of our offices by segment, see Item 1. “Business —Operating Segments” of this Annual Report on Form 10-K.

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

As of December 2, 2020, the closing market price of our common stock was $37.67 per share and there were approximately 335 holders of record.

We have never declared or paid dividends on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Stock Repurchase Program
In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company's common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. During the year ended September 30, 2020, we repurchased 263,160 shares of common stock at an average price of $23.29 per share for a total aggregate purchase price of $6.1 million. The Company had 1.0 million shares remaining under its stock repurchase authorization at September 30, 2020.

The following table presents information with respect to purchases of common stock by the Company during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan as of September 30, 2020
July 1, 2020 – July 31, 2020	—	$—	—	1,032,026
August 1, 2020 – August 31, 2020	15,745	$28.99	15,745	1,016,281
September 1, 2020 – September 30, 2020	22,456	$28.96	22,456	993,825
Total	38,201	$28.97	38,201	993,825

Five-Year Stock Performance Graph

The graph below compares the cumulative five year total return provided shareholders on IES Holdings, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of four companies that includes: Comfort Systems USA Inc., MYR Group Inc., Sterling Construction Company Inc. and Team Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the Russell 2000 index, and in the peer group on September 30, 2015, and its relative performance is tracked through September 30, 2020.

Comparison of Five Year Cumulative Total Return*
Among IES Holdings, Inc., the Russell 2000 Index, and a Peer Group

$500
$400
$300
$200
$100
$0
Index Value
2015
2016
2017
2018
2019
2020
IES Holdings, Inc.
Russell 2000
Peer Group

*$100 invested on 9/30/15 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	Year Ended September 30,
	2015	2016	2017	2018	2019	2020
IES Holdings, Inc.	$100.00	230.44	224.09	252.59	266.71	411.53
Russell 2000	$100.00	115.47	139.42	160.67	146.38	146.95
Peer Group	$100.00	128.38	164.16	188.77	165.79	175.17

Item 6. Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical Consolidated Financial Statements of IES Holdings, Inc. and subsidiaries, and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended September 30,
	2020	2019	2018	2017	2016
	(In Thousands, Except Share Information)
Continuing Operations:
Revenues	$1,190,856	$1,076,996	$876,828	$810,744	$695,993
Cost of services	962,897	894,893	726,866	670,246	569,013
Gross profit	227,959	182,103	149,962	140,498	126,980
Selling, general and administrative expenses	170,911	140,575	123,920	120,370	100,558
Goodwill impairment expense	6,976	—	—	—	—
Contingent consideration	(11)	(374)	103	(145)	652
Loss (gain) on sale of assets	—	52	(15)	(69)	810
Operating Income	50,083	41,850	25,954	20,342	24,960
Interest and other (income) expense:
Interest expense	777	1,857	1,946	1,702	1,282
Other (income) expense, net	12	(148)	(340)	(165)	(83)
Income from operations before income taxes	49,294	40,141	24,348	18,805	23,761
Provision (benefit) for income taxes	8,740	6,663	38,151	5,211	(97,117)
Net income (loss)	40,554	33,478	(13,803)	13,594	120,878
Net (income) loss attributable to noncontrolling interest	1,045	(272)	(354)	(172)	(100)
Net income (loss) attributable to IES Holdings, Inc.	$41,599	$33,206	$(14,157)	$13,422	$120,778

Basic earnings (loss) per share attributable to common shareholders of IES Holdings, Inc.	$1.96	$1.56	$(0.67)	$0.62	$5.63
Diluted earnings (loss) per share attributable to common shareholders of IES Holdings, Inc.	$1.94	$1.55	$(0.67)	$0.62	$5.62
Shares used to calculate earnings (loss) per share:
Basic	20,795,892	21,082,012	21,196,388	21,280,549	21,279,342
Diluted	21,092,410	21,315,245	21,196,388	21,533,254	21,492,339

	September 30,
	2020	2019	2018	2017	2016
	(In Thousands)
Balance Sheet Data:
Cash and cash equivalents	$53,577	$18,934	$26,247	$28,290	$32,961
Working capital, exclusive of cash	75,424	84,049	72,029	52,834	43,716
Total assets	560,528	445,258	421,994	424,494	394,340
Total debt	217	299	29,564	29,434	29,257
Total stockholders' equity	283,313	246,248	220,407	236,704	223,405

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

OVERVIEW

Executive Overview

Please refer to Item 1. “Business” of this Annual Report on Form 10-K for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, is a holding company that owns and manages operating subsidiaries that design and install integrated electrical and technology systems and provide infrastructure products and services to a variety of end markets, including data centers, residential housing, and commercial and industrial facilities. Our operations are currently organized into four principal business segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial.

Industry Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, the degree to which in-house maintenance departments outsource maintenance and repair work, output levels and equipment utilization at heavy industrial facilities, demand for our rail and infrastructure services and custom engineered products, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) population growth, which will increase the need for commercial and residential facilities, (ii) aging public infrastructure, which must be replaced or repaired, (iii) an increasing demand for data storage, (iv) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending, and (v) demand for natural gas which is expected to spur the construction of and modifications to heavy industrial facilities. However, there can be no assurance that we will not experience a decrease in demand for our services due to economic, technological or other factors beyond our control, including weakness in the oil and gas sector, interest rate changes, increases in steel and commodity prices and other economic factors, which may reduce the demand for housing including in the Texas region, where our Residential division operates, and may impact levels of construction. For a further discussion of the industries in which we operate, please see Item 1. “Business - Operating Segments” of this Annual Report on Form 10-K.

Business Outlook

While there are differences among the Company’s segments, on an overall basis, increased demand for the Company’s services and the Company’s previous investment in growth initiatives and other business-specific factors discussed below resulted in aggregate year-over-year revenue growth in fiscal 2020 as compared to fiscal 2019. Revenue growth rates during fiscal 2020 at our Communications and Residential segments were driven primarily by organic growth.

Provided that no significant deterioration in general economic conditions occurs, the Company expects total revenues from existing businesses to increase on a year-over-year basis during fiscal 2021 due to an increase in overall demand for the services we provide, efforts to increase our market share, and current backlog levels. We remain focused on controlled growth within many of our markets which continue to experience highly competitive margins and increasing costs.

To continue to grow our business, including through acquisitions and the funding of working capital, we may require a significant amount of cash. Our ability to generate cash depends on many externally influenced factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our credit facility, and our ability to raise funds in the capital markets, among many other factors. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our fixed asset requirements will range from $7.0 million to $10.0 million for the fiscal year ending on September 30, 2021, and we may acquire these assets either through capital expenditures or through lease agreements.
Impact of COVID-19 on Our Business

The COVID-19 pandemic and related governmental responses have caused, and are likely to continue to cause, significant disruption to the economy, the operations of our customers and vendors, and the health of millions of individuals, including our employees and customers, across the markets in which we operate and beyond. As such, COVID-19 has adversely affected, and is expected to continue to adversely affect, our business. State and local governments in most of the localities where we operate have deemed most of our business activities to be essential or critical, and therefore we are generally permitted to continue operating in those localities while “stay at home” orders are in effect during this pandemic. As a result, we are focused on protecting the health and safety of our employees while maintaining the continuity of our operations. We have implemented operational and protective measures to protect our employees and customers, including screening for COVID-19 symptoms, providing personal protective equipment, increased cleaning and sanitizing, and physical distancing measures to the extent possible. While most of our facilities and job sites continue to operate, certain state and local governments have recently re-imposed certain orders that could cause more shutdowns. We have seen COVID-19 affect demand in some areas of our business, where construction or maintenance projects have been delayed; however, there are other areas in which we have seen an increase in demand, particularly as it relates to critical infrastructure for data centers and communications.

COVID-19 presents potential new risks to our business. There have been some adverse COVID-19 impacts on our results of operations during fiscal 2020. We have experienced some challenges to date, including the implementation of new health and safety protocols and responding to changing federal, state and local orders. We have also seen some delays in the awarding of new projects, as well as the progress of existing projects. Factors that we expect will affect our results in the future include, but are not limited to, the potential impacts on our workforce of either illness or government orders forcing job sites to shut down and requiring employees to remain at home, a reduced demand for our services, increases in operating costs due to disruptions and personal protective equipment requirements, and limitations on the ability of our customers to pay us on a timely basis. We are continuing to monitor conditions affecting our business, and will take actions as may be necessary to ensure the health and safety of our employees and to serve our customers. Please refer to Part I. Item 1A. "Risk Factors" of this Annual Report on Form 10-K for further information.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Year Ended September 30,
	2020		2019		2018
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,190,856	100.0%	$1,076,996	100.0%	$876,828	100.0%
Cost of services	962,897	80.9%	894,893	83.1%	726,866	82.9%
Gross profit	227,959	19.1%	182,103	16.9%	149,962	17.1%
Selling, general and administrative expenses	170,911	14.4%	140,575	13.1%	123,920	14.1%
Goodwill impairment expense	6,976	0.7%	—	—%	—	—%
Contingent consideration	(11)	—%	(374)	—%	103	—%
Loss (gain) on sale of assets	—	—%	52	—%	(15)	—%
Operating income	50,083	4.2%	41,850	3.9%	25,954	3.0%
Interest and other expense, net	789	0.1%	1,709	0.2%	1,606	0.2%
Operating income before income taxes	49,294	4.1%	40,141	3.7%	24,348	2.8%
Provision for income taxes (1)	8,740	0.7%	6,663	0.6%	38,151	4.4%
Net income (loss)	40,554	3.4%	33,478	3.1%	(13,803)	(1.6)%
Net (income) loss attributable to noncontrolling interest	1,045	0.1%	(272)	—%	(354)	—%
Net income (loss) attributable to IES Holdings, Inc.	$41,599	3.5%	$33,206	3.1%	$(14,157)	(1.6)%
(1) The year ended September 30, 2018 includes a charge of $31.3 million to re-measure our net deferred taxes in connection with the Tax Cuts and Jobs Act.

2020 Compared to 2019

Consolidated revenues for the year ended September 30, 2020, were $113.9 million higher than for the year ended September 30, 2019, an increase of 10.6% with increases at our Communications and Residential segments, driven by strong demand.

Our overall gross profit percentage increased to 19.1% during the year ended September 30, 2020, as compared to 16.9% during the year ended September 30, 2019. Gross profit as a percentage of revenue increased at our Communications, Infrastructure Solutions and Residential segments but decreased at our Commercial & Industrial segment, as discussed in further detail with respect to each segment below.

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate, business segment and branch management (including incentive-based compensation), occupancy and utilities, training, professional services, information technology costs, consulting fees, travel and certain types of depreciation and amortization. We allocate certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment.

During the year ended September 30, 2020, our selling, general and administrative expenses were $170.9 million, an increase of $30.3 million, or 21.6% over the year ended September 30, 2019, driven by increased personnel costs at our operating segments in connection with their growth, as well as an increase in certain selling, general and administrative expenses at our Commercial & Industrial segment as described below. This increase also includes a $1.8 million increase in expenses at the corporate level, primarily related to a severance payment to our former CEO, who stepped down in July 2020. As a percentage of revenue, selling, general and administrative expenses increased to 14.4% for the year ended September 30, 2020 from 13.1% for the year ended September 30, 2019.

As described below, for the year ended September 30, 2020, we recognized a non-cash goodwill impairment charge of $7.0 million relating to our Commercial & Industrial segment.

2019 Compared to 2018

Consolidated revenues for the year ended September 30, 2019, were $200.2 million higher than for the year ended September 30, 2018, an increase of 22.8%, with increases at all of our operating segments, driven by strong demand.

Our overall gross profit percentage decreased slightly to 16.9% during the year ended September 30, 2019, as compared to 17.1% during the year ended September 30, 2018. Gross profit as a percentage of revenue increased at our Infrastructure Solutions and Residential segments, but decreased at our Commercial & Industrial and Communications segments, as discussed in further detail with respect to each segment below.

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

Communications

2020 Compared to 2019

	Year Ended September 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$395,141	100.0%	$321,246	100.0%
Cost of services	317,013	80.2%	264,746	82.4%
Gross Profit	78,128	19.8%	56,500	17.6%
Selling, general and administrative expenses	37,674	9.5%	31,850	9.9%
Contingent consideration	—	—%	(97)	—%
(Gain)/Loss on sale of assets	8	—%	(6)	—%
Operating Income	40,446	10.2%	24,753	7.7%

Revenue. Our Communications segment’s revenues increased by $73.9 million, or 23.0%, during the year ended September 30, 2020, compared to the year ended September 30, 2019. This increase primarily resulted from increased demand from our data center and distribution center customers. Revenues in our Communications segment can vary from period to period based on the capital spending cycles of our customers.

Gross Profit. Our Communications segment’s gross profit during the year ended September 30, 2020, increased $21.6 million, or 38.3%, as compared to the year ended September 30, 2019. Gross profit as a percentage of revenue increased to 19.8% for the year ended September 30, 2020, as we took on a larger proportion of fixed-cost arrangements and we benefited from efficiency gains from strong project execution.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $5.8 million, or 18.3% during the year ended September 30, 2019, as compared to the year ended September 30, 2018. The increase is a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased from 9.9% for the year ended September 30, 2019 to 9.5% of segment revenue during the year ended September 30, 2020, as we benefited from the increased scale of our operations, as well as a temporary reduction in travel expense.

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

Gross Profit. Our Communications segment’s gross profit during the year ended September 30, 2019, increased $16.4 million, or 40.8%, as compared to the year ended September 30, 2018. While total gross profits increased in connection with higher volumes, gross profit as a percentage of revenue decreased from 18.3% for the year ended September 30, 2018 to 17.6% for the year ended September 30, 2019, as we took on a larger proportion of cost-plus arrangements. These arrangements provide us with a reimbursement for our costs plus a markup, and are typically lower margin, but also lower risk, as compared with our fixed-cost arrangements.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $5.8 million, or 22.5% during the year ended September 30, 2019, as compared to the year ended September 30, 2018. The increase is a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased from 11.8% for the year ended September 30, 2018 to 9.9% of segment revenue during the year ended September 30, 2019, compared to the year ended September 30, 2018, as we benefited from the increased scale of our operations.

Residential

2020 Compared to 2019

	Year Ended September 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$411,790	100.0%	$313,336	100.0%
Cost of services	318,034	77.2%	248,562	79.3%
Gross Profit	93,756	22.8%	64,774	20.7%
Selling, general and administrative expenses	63,668	15.5%	46,864	15.0%
(Gain)/Loss on sale of assets	2	—%	(17)	—%
Operating Income	30,086	7.3%	17,927	5.7%

Revenue. Our Residential segment’s revenues increased by $98.5 million, or 31.4%, during the year ended September 30, 2020, as compared to the year ended September 30, 2019. The increase was driven by increases in our single-family business, where revenues increased by $26.8 million, and our multi-family businesses, where revenues excluding those provided by current year business acquisitions, increased by $61.0 million for the year ended September 30, 2020, compared with the year ended September 30, 2019. In February 2020, we acquired Aerial Lighting & Electric, Inc., ("Aerial"), a Naugatuck, Connecticut-based electrical contractor specializing in the design and installation of electrical systems for multi-family developments. Aerial contributed $9.3 million in revenue during the year ended September 30, 2020 subsequent to our acquisition of the business.

Gross Profit. During the year ended September 30, 2020, our Residential segment experienced a $29.0 million, or 44.7%, increase in gross profit as compared to the year ended September 30, 2019. The increase in gross profit was driven primarily by higher volumes and improved commodity prices. Gross margin as a percentage of revenue increased from 20.7% to 22.8% during the year ended September 30, 2020, as compared with the year ended September 30, 2019, as we benefited from improved commodity prices and the increased scale of our operations. Our newly acquired Aerial business contributed $1.7 million in gross profit during the year ended September 30, 2020 subsequent to our acquisition of the business.

Selling, General and Administrative Expenses. Our Residential segment experienced a $16.8 million, or 35.9%, increase in selling, general and administrative expenses during the year ended September 30, 2020, compared to the year ended September 30, 2019. This increase was driven by increased compensation expense in connection with a growing business, including both incentive profit sharing for division management and increased headcount, as well as $2.3 million in selling, general and administrative expenses incurred at Aerial during the year ended September 30, 2020 subsequent to our acquisition of the business, including amortization of intangible assets. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased from 15.0% to 15.5% of segment revenue during the year ended September 30, 2020.

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

Gross Profit. During the year ended September 30, 2019, our Residential segment experienced a $6.4 million, or 11.0%, increase in gross profit as compared to the year ended September 30, 2018. The increase in gross profit was driven primarily by higher volumes. Gross margin as a percentage of revenue increased from 20.4% to 20.7% during the year ended September 30, 2019, as compared with the year ended September 30, 2018, as we benefited from improved commodity prices and the increased scale of our operations.

Selling, General and Administrative Expenses. Our Residential segment experienced a $5.5 million, or 13.2%, increase in selling, general and administrative expenses during the year ended September 30, 2019, compared to the year ended September 30, 2018. This increase was driven by increased compensation expense in connection with a growing business, including both incentive profit sharing for division management and increased headcount. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased from 14.5% to 15.0% of segment revenue during the year ended September 30, 2019.

Infrastructure Solutions

2020 Compared to 2019

	Year Ended September 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$128,379	100.0%	$136,790	100.0%
Cost of services	93,358	72.7%	105,863	77.4%
Gross Profit	35,021	27.3%	30,927	22.6%
Selling, general and administrative expenses	20,418	15.9%	18,664	13.6%
Contingent consideration	—	—%	(277)	(0.2)%
Loss on sale of assets	35	—%	105	0.1%
Operating Income	14,568	11.3%	12,435	9.1%

Revenue. Revenues in our Infrastructure Solutions segment decreased by $8.4 million during the year ended September 30, 2020, a decrease of 6.1% compared to the year ended September 30, 2019. The decrease in revenue was driven primarily by the timing of project schedules at certain of our large customers, compared to unusually strong demand in the prior year. We also experienced a decrease in demand for our motor repair services, as several of our large customers temporarily shut down facilities in response to the COVID-19 pandemic. Plant Power and Control Systems, L.L.C. ("PPCS"), a Birmingham, Alabama-based manufacturer and installer of custom engineered power distribution equipment, which we acquired in February 2020, contributed $12.6 million in revenue during the year ended September 30, 2020 subsequent to our acquisition of the business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the year ended September 30, 2020, increased by $4.1 million, as compared to the year ended September 30, 2019, primarily as a result of successful project execution. Gross profit as a percent of revenue increased to 27.3% for the year ended September 30, 2020, as our continued focus on procurement, engineering, and quality has resulted in a decrease in operating costs. Our newly acquired PPCS business contributed $3.4 million in gross profit during the year ended September 30, 2020 subsequent to our acquisition of the business.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2020, increased by $1.8 million compared to the year ended September 30, 2019, driven by $2.0 million of expense, including amortization of intangible assets, incurred at our newly acquired PPCS business. Expenses incurred at PPCS were partly offset by a decrease in travel and healthcare costs. The selling, general and administrative expenses as a percentage of revenue increased from 13.6% for the year ended September 30, 2019, to 15.9% for the year ended September 30, 2020.

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

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2019, increased by $0.4 million compared to the year ended September 30, 2018. However, the selling, general and administrative expenses as a percentage of revenue decreased from 18.8% for the year ended September 30, 2018, to 13.6% for the year ended September 30, 2019. Through a focus on controlling costs, we were able to scale our business effectively without adding significant selling, general and administrative expense.

Commercial & Industrial

2020 Compared to 2019

	Year Ended September 30,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$255,546	100.0%	$305,624	100.0%
Cost of services	234,492	91.8%	275,722	90.2%
Gross Profit	21,054	8.2%	29,902	9.8%
Selling, general and administrative expenses	32,128	12.6%	27,815	9.1%
Goodwill impairment expense	6,976	2.7%	—	—%
Contingent consideration	(11)	—%	—	—%
Gain on sale of assets	(45)	—%	(30)	—%
Operating income	(17,994)	(7.0)%	2,117	0.7%

Revenue. Revenues in our Commercial & Industrial segment decreased $50.1 million, or 16.4%, during the year ended September 30, 2020, compared to the year ended September 30, 2019. The decrease was largely driven by lower demand for large, industrial projects, particularly in the agricultural and food processing sectors. We also experienced a reduction in demand for time-and-material work. The market for this segment’s services remains highly competitive, and disruptions caused by the COVID-19 pandemic have resulted in some delays in the awarding of new projects, as well as the progress of certain existing projects.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2020 decreased by $8.8 million, or 29.6%, as compared to the year ended September 30, 2019. This was driven primarily by a decrease in volume as discussed above, and certain project inefficiencies. As a percentage of revenue, gross profit decreased from 9.8% for the year ended September

30, 2019, to 8.2% for the year ended September 30, 2020, as a result of certain project inefficiencies, as well as a less efficient absorption of branch level overheads in connection with lower volumes.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2020, increased $4.3 million, or 15.5%, compared to the year ended September 30, 2019. The increased expense for the year ended September 30, 2020 includes a reserve for doubtful accounts related to a commercial dispute, as well as an increase in legal fees. Additionally, we have invested in our procurement process and incurred costs in connection with changes to our organization structure, with the goal of improving gross margins in the future. Selling, general and administrative expenses as a percentage of revenue increased to 12.6% from 9.1%, reflecting the impact of the decreased scale of our operations.

Goodwill Impairment Expense. Throughout 2020, our Commercial & Industrial segment continued to experience operating losses. Although the business has maintained a focus on operational improvements and cost reductions, its performance continued to be affected by the ongoing COVID-19 pandemic and other market factors. During the third and fourth fiscal quarter, we had expected to see operational and market improvements, as government restrictions and “stay at home” orders began to expire. However, the continuing impact of COVID-19 and the resulting increase in economic uncertainty has continued to impact customer decisions on awarding of new work. In this increasingly competitive and uncertain environment, demand for new construction in market sectors such as retail, office, and hospitality has declined, and our backlog has decreased. As a result of these developments, and continuing operational difficulties we experienced in the fourth fiscal quarter, we concluded in performing our annual goodwill impairment assessment that the fair value of our Commercial & Industrial reporting unit was less than its carrying amount, which resulted in the recognition of a non-cash goodwill impairment charge of $7.0 million for the year ended September 30, 2020.

2019 Compared to 2018

	Year Ended September 30,
	2019		2018
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$305,624	100.0%	$274,299	100.0%
Cost of services	275,722	90.2%	244,656	89.2%
Gross profit	29,902	9.8%	29,643	10.8%
Selling, general and administrative expenses	27,815	9.1%	27,031	9.9%
Contingent consideration	—	—%	(100)	—%
Gain on sale of assets	(30)	—%	(37)	—%
Operating income (loss)	2,117	0.7%	2,749	1.0%

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

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2019, increased $0.8 million, or 2.9%, compared to the year ended September 30, 2018, but decreased from 9.9% as a percentage of revenue for the year ended September 30, 2018 to 9.1% for the year ended September 30, 2019, as we benefited from the increased scale of our operations and a focus on controlling costs.

INTEREST AND OTHER EXPENSE, NET

	Year Ended September 30,
	2020	2019	2018
	(In thousands)
Interest expense	$625	$1,539	$1,658
Deferred financing charges	152	318	288
Total interest expense	777	1,857	1,946
Other (income) expense, net	12	(148)	(340)
Total interest and other expense, net	789	1,709	1,606

During the year ended September 30, 2020, we incurred interest expense of $0.8 million primarily comprised of interest expense from our revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and fees on an average letter of credit balance of $6.9 million under our revolving credit facility and an average unused line of credit balance of $89.6 million. This compares to interest expense of $1.9 million for the year ended September 30, 2019, primarily comprised of interest expense from our revolving credit facility with Wells Fargo and fees on an average letter of credit balance of $6.6 million under our revolving credit facility and an average unused line of credit balance of $73.7 million.

For the year ended September 30, 2018, we incurred interest expense of $1.9 million on a debt balance primarily comprised of our revolving credit facility with Wells Fargo and fees on an average letter of credit balance of $6.6 million under our revolving credit facility, and an average unused line of credit balance of $63.2 million.

PROVISION FOR INCOME TAXES

For the year ended September 30, 2020, we recorded income tax expense of $8.7 million. Income tax expense was partly offset by a $3.2 million benefit related to the recognition of previously unrecognized tax benefits as well as a $3.3 million benefit related to the release of valuation allowance on certain state net operating loss carryforwards.

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

WORKING CAPITAL

During the year ended September 30, 2020, working capital exclusive of cash decreased by $8.6 million from September 30, 2019, reflecting a $40.4 million increase in current assets excluding cash and a $49.0 million increase in current liabilities during the period.

During the year ended September 30, 2020, our current assets exclusive of cash increased to $317.9 million, as compared to $277.5 million as of September 30, 2019. The increase primarily relates to a $26.7 million increase in accounts receivable and an $11.7 million increase in retainage, in connection with growth in our business. Days sales outstanding decreased to 61 as of September 30, 2020, from 62 as of September 30, 2019. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the year ended September 30, 2020, our total current liabilities increased by $49.0 million to $242.4 million, compared to $193.5 million as of September 30, 2019, primarily related to an increase in accounts payable and accrued liabilities, and a $15.2 million increase in billings in excess of costs and estimated earnings in connection with the growth of our business.

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

As of September 30, 2020, the estimated cost to complete our bonded projects was approximately $92.9 million. We believe the bonding capacity currently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had cash and cash equivalents of $53.6 million and $94.3 million of availability under our revolving credit facility. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our revolving credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our revolving credit facility or raise funds in the capital markets, if needed.

The Revolving Credit Facility

We maintain a $100 million revolving credit facility that matures on September 30, 2024 pursuant to an agreement with Wells Fargo (as amended, the “Amended Credit Agreement”).
Borrowings under the credit facility may not exceed a “borrowing base” that is determined monthly by Wells Fargo based on available collateral, primarily certain accounts receivables, inventories, and equipment. Under the terms of the Amended Credit Agreement, amounts outstanding bear interest at a per annum rate equal to a Daily Three Month LIBOR (as defined in the Amended Credit Agreement and subject to replacement with a new benchmark as set forth therein), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

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
In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.25% per annum, (2) a collateral monitoring fee of $5 thousand per quarter, (3) a letter of credit fee based on the then-applicable interest rate margin (4) appraisal fees, costs and expenses and (5) certain other fees and charges as specified in the Amended Credit Agreement.

The Amended Credit Agreement contains customary affirmative, negative and financial covenants, as well as customary events of default.

As of September 30, 2020, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

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

At September 30, 2020, our Liquidity was $147.9 million and our Excess Availability was $94.3 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 8.3:1.0.

Our Fixed Charge Coverage Ratio is calculated as follows (with capitalized terms as defined in the Amended Credit Agreement): (i) our trailing twelve month EBITDA, less Non-Financed Capital Expenditures (other than capital expenditures financed by means of an advance under the credit facility), cash taxes and all Restricted Junior Payments (as defined in the Amended Credit Agreement) consisting of certain Pass-Through Tax Liabilities (as defined in the Amended Credit Agreement), divided by (ii) the sum of our cash interest (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense) and principal debt payments (other than repayment of principal on advances under the credit facility and including cash payments with respect to capital leases), any management, consulting, monitoring, and advisory fees paid to an affiliate, and all Restricted Junior Payments (other than Pass-Through Tax Liabilities) and other cash distributions; provided, that if we make an acquisition consented to by Wells Fargo, the components of the Fixed Charge Coverage Ratio will be calculated for such fiscal period after giving pro forma effect to the acquisition assuming that such transaction has occurred on the first day of such period (including pro forma adjustments arising out of events which are directly attributable to such acquisition, are factually supportable, and are expected to have a continuing impact, in each case to be reasonably agreed to by Wells Fargo).

As defined in the Amended Credit Agreement, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses (including, but not limited to, a non-cash impairment charge or write-down), Interest Expense, income taxes, depreciation and amortization, and increases in any change in LIFO reserves for such period, determined on a consolidated basis in accordance with GAAP.

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

At September 30, 2020, we had $5.7 million in outstanding letters of credit with Wells Fargo and $12 thousand of outstanding borrowings.

Investments

From time to time, the Company may invest in non-controlling positions in the debt or equity securities of other businesses. Our Board of Directors has approved an investment policy that permits the Company to invest our cash in liquid and marketable securities that include equities and fixed income securities, subject to size limits on investments individually and in the aggregate. Equity securities may include unrestricted, publicly traded stock that is listed on a major exchange or a national, over-the-counter market and that is appropriate for our portfolio objectives, and fixed income securities are required to have an investment grade credit quality at the time of purchase.

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

Operating activities provided net cash of $76.7 million during the year ended September 30, 2020, as compared to $38.7 million of net cash provided in the year ended September 30, 2019. The increase in operating cash flow resulted primarily from an increase in earnings, as well as a $9.0 million benefit from the deferral of payroll taxes as permitted by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, and a decrease in working capital.

Operating activities provided net cash of $38.7 million during the year ended September 30, 2019, as compared to $12.2 million of net cash provided in the year ended September 30, 2018. The increase in operating cash flow resulted primarily from an increase in earnings, partly offset by an increase in working capital in support of our growth. In particular, increased accounts receivable resulted in cash outflows of $35.3 million, offset by cash inflows of $22.5 million driven by increased accounts payable and accrued liabilities.

Investing Activities

In the year ended September 30, 2020, net cash used in investing activities was $33.6 million, as compared to $5.7 million of net cash used in investing activities in the year ended September 30, 2019. Investing activities for the year ended September 30, 2020 include $4.7 million of capital expenditures and $29.0 million for the acquisition of businesses.

In the year ended September 30, 2019, net cash used in investing activities was $5.7 million, as compared to $11.9 million of net cash used in investing activities in the year ended September 30, 2018. Investing activities for the year ended September 30, 2019, include $6.3 million of capital expenditures.

Financing Activities

Net cash used in financing activities was $8.5 million in the year ended September 30, 2020, compared to $40.3 million used in the year ended September 30, 2019. For the year ended September 30, 2020, we used $7.7 million to repurchase our shares under our stock repurchase program, as well as to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

Net cash used in financing activities was $40.3 million in the year ended September 30, 2019, compared to $2.4 million used in the year ended September 30, 2018. For the year ended September 30, 2019, we used $119.5 million to repay a portion of our revolving credit facility, partly offset by $89.3 million of additional borrowings. We also used $9.8 million to repurchase our shares under our stock repurchase program, as well as to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

CONTROLLING SHAREHOLDER

Tontine is the Company’s controlling shareholder, owning approximately 56 percent of the Company’s outstanding common stock, based on an amended Schedule 13D filed by Tontine with the SEC on October 9, 2020. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

We are a party to a sublease agreement with Tontine Associates for corporate office space in Greenwich, Connecticut. The sublease extends through February 27, 2023, with monthly payments due in the amount of approximately $8 thousand. The lease has terms at market rates, and payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord.

On December 6, 2018, the Company entered into a Board Observer Letter Agreement (the "Observer Agreement") with Tontine Associates in order to assist Tontine in managing its investment in the Company. Subject to the terms and conditions set forth in the Observer Agreement, the Company granted Tontine the right, at any time that Tontine holds at least 20% of the outstanding common stock of the Company, to appoint a representative to serve as an observer to the Board (the “Board Observer”). The Board Observer, who shall serve at the discretion of and must be reasonably acceptable to those members of the Board who are not affiliates of Tontine, shall have no voting rights or other decision making authority. Subject to the terms and conditions set forth in the Observer Agreement, so long as Tontine has the right to appoint a Board Observer, the Board Observer will have the right to attend and participate in meetings of the Board and the committees thereof, subject to confidentiality requirements, and to receive reimbursement for reasonable out-of-pocket expenses incurred in his or her capacity as a Board Observer and such rights to coverage under the Company’s directors’ and officers’ liability insurance policy as are available to directors.

Jeffrey L. Gendell was appointed Chief Executive Officer of the Company effective October 1, 2020, having served as the Company's Interim Chief Executive Officer since July 31, 2020. Mr. Gendell also serves as Chairman of the Board of Directors, a position he has held since November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of our Board of Directors since February 2012, and who previously served as Interim Director of Operations from November 2017 to January 2019, as Vice Chairman of the Board from November 2016 to November 2017 and as Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As is common in our industry, we have entered into certain off-balance sheet arrangements that expose us to increased risk. Our significant off-balance sheet transactions include letter of credit obligations, firm commitments for materials and surety guarantees.

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2020, $0.2 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2020, $5.5 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2020, we did not have any significant open purchase commitments.

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

Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, approximately 91% of our revenues are based on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). Approximately 9% of our revenues are earned from contracts where we are paid on a time and materials basis. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year.
We complete most of our projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method. Revenues recognized on a percentage-of-completion basis, all of which are fixed price or cost plus arrangements, comprised approximately 63% of our total revenue for the year ended September 30, 2020. The percentage-of-completion method for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We generally do not incur significant costs related to obtaining or fulfilling a contract prior to the start of a project. When significant pre‑contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

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

Valuation of Intangibles and Long-Lived Assets. We evaluate goodwill for potential impairment at least annually at year end; however, if impairment indicators exist, we will evaluate as needed. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of a reporting unit is greater than its fair value, then we perform an impairment test by calculating the fair value of the reporting unit and comparing this calculated fair value with the carrying value of the reporting unit. We estimate the fair value of the reporting unit based on the market approach and income approach. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. We recorded a goodwill impairment of $7.0 million during the year ended September 30, 2020. We did not record goodwill impairment during the years ended September 30, 2019 or 2018.
Each reporting period, we assess impairment indicators related to long-lived assets and intangible assets. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates could materially impact our results of operations or financial projections. No impairment charges related to amortizable assets were recorded in the years ended September 30, 2020, 2019 or 2018.
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
Risk Management. We are insured for workers’ compensation, automobile liability, general liability, construction defects, pollution, employment practices and employee-related health care claims, subject to deductibles. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate; however, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents incurred but not reported and the effectiveness of our safety program. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.
Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2020, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient taxable income within the applicable NOL carryforward periods to realize $33.8 million of its deferred tax assets. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
An inability to generate sufficient taxable income in future periods to realize our deferred tax assets may lead to a future need for a valuation allowance and a corresponding reduction in GAAP net income. In addition, any further reduction in the federal statutory tax rate in the future could also cause a reduction in the economic benefit of the NOL available to us and a corresponding charge to reduce the book value of the deferred tax asset recorded on our Consolidated Balance Sheets.
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
We anticipate that approximately $3.1 million in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominantly due to the expiration of the statutes of limitation for unrecognized tax benefits.
New Accounting Pronouncements. Recent accounting pronouncements are described in Note 2, “Summary of Significant Accounting Policies — New Accounting Pronouncements” in the notes to our Consolidated Financial Statements and at relevant sections in this discussion and analysis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on our credit facility. For additional information see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk on floating interest rate borrowings under our revolving credit facility. If LIBOR or its replacement benchmark were to increase, our interest payment obligations on outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark after 2021 to allow for an orderly transition to an alternative reference rate. Our revolving credit facility provides for a mechanism to amend the facility to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of the LIBOR interest rate. As we have $12 thousand of borrowings outstanding at September 30, 2020, our exposure to interest rate risk as of that date is minimal. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of IES Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IES Holdings, Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 7, 2020 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2016-02 Leases

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of ASU No. 2016-02, Leases.

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
December 7, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of IES Holdings, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited IES Holdings, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, IES Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over ﬁnancial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and our report dated December 7, 2020 expressed an unqualified opinion thereon.

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

s/ ERNST & YOUNG LLP

Houston, Texas
December 7, 2020

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Information)

	September 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,577	$18,934
Accounts receivable:
Trade, net of allowance	213,016	186,279
Retainage	40,878	29,214
Inventories	24,889	21,543
Costs and estimated earnings in excess of billings	29,937	29,860
Prepaid expenses and other current assets	9,153	10,625
Total current assets	371,450	296,455
Property and equipment, net	24,589	25,746
Goodwill	53,763	50,622
Intangible assets, net	39,357	26,623
Deferred tax assets	33,803	40,874
Operating right of use assets	31,786	—
Other non-current assets	5,780	4,938
Total assets	$560,528	$445,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	186,710	152,909
Billings in excess of costs and estimated earnings	55,739	40,563
Total current liabilities	242,449	193,472
Long-term debt	217	299
Operating long-term lease liabilities	20,530	—
Other non-current liabilities	12,215	1,945
Total liabilities	275,411	195,716
Noncontrolling interest	1,804	3,294
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,762,395 and 21,165,011 outstanding, respectively	220	220
Treasury stock, at cost, 1,287,134 and 884,518 shares, respectively	(24,499)	(12,483)
Additional paid-in capital	200,587	192,911
Retained earnings	107,005	65,600
Total stockholders’ equity	283,313	246,248
Total liabilities and stockholders’ equity	$560,528	$445,258

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands, Except Share Information)

	Year Ended September 30,
	2020	2019	2018
Revenues	$1,190,856	$1,076,996	$876,828
Cost of services	962,897	894,893	726,866
Gross profit	227,959	182,103	149,962
Selling, general and administrative expenses	170,911	140,575	123,920
Goodwill impairment expense	6,976	—	—
Contingent consideration	(11)	(374)	103
Loss (gain) on sale of assets	—	52	(15)
Operating income	50,083	41,850	25,954
Interest and other (income) expense:
Interest expense	777	1,857	1,946
Other (income) expense, net	12	(148)	(340)
Income from operations before income taxes	49,294	40,141	24,348
Provision for income taxes	8,740	6,663	38,151
Net income (loss)	40,554	33,478	(13,803)
Net (income) loss attributable to noncontrolling interest	1,045	(272)	(354)
Comprehensive income (loss) attributable to IES Holdings, Inc.	$41,599	$33,206	$(14,157)

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$1.96	$1.56	$(0.67)
Diluted	$1.94	$1.55	$(0.67)

Shares used in the computation of earnings (loss) per share:
Basic	20,795,892	21,082,012	21,196,388
Diluted	21,092,410	21,315,245	21,196,388

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2017	22,049,529	$220	(712,554)	$(6,898)	$196,955	$46,427	$236,704
Issuance of restricted stock & performance stock	—	—	520	5	(5)	—	—
Acquisition of treasury stock	—	—	(133,459)	(2,059)	—	—	(2,059)
Options exercised	—	—	1,500	15	(4)	—	11
Non-cash compensation	—	—	—	—	(136)	—	(136)
Decrease in noncontrolling interest	—	—	—	—	—	44	44
Net loss attributable to IES Holdings, Inc.	—	—	—	—	—	(14,157)	(14,157)
BALANCE, September 30, 2018	22,049,529	$220	(843,993)	$(8,937)	$196,810	$32,314	$220,407
Issuance of restricted stock & performance stock	—	—	501,797	5,942	(5,942)	—	—
Acquisition of treasury stock	—	—	(564,822)	(9,802)	—	—	(9,802)
Options exercised	—	—	22,500	314	(314)	—	—
Non-cash compensation	—	—	—	—	2,357	—	2,357
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	80	80
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	33,206	33,206
BALANCE, September 30, 2019	22,049,529	$220	(884,518)	$(12,483)	$192,911	$65,600	$246,248
Issuance of restricted stock & performance stock	—	—	120,197	1,708	(1,708)	—	—
Acquisition of treasury stock	—	—	(528,563)	(13,808)	6,111	—	(7,697)
Options exercised	—	—	5,750	84	(50)	—	34
Non-cash compensation	—	—	—	—	3,323	—	3,323
Increase in noncontrolling interest	—	—	—	—	—	(194)	(194)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	41,599	41,599
BALANCE, September 30, 2020	22,049,529	$220	(1,287,134)	$(24,499)	$200,587	$107,005	$283,313

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,554	$33,478	$(13,803)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	1,864	552	421
Deferred financing cost amortization	152	318	288
Depreciation and amortization	12,508	9,557	8,860
Loss (gain) on sale of assets	—	52	(15)
Non-cash compensation expense	3,323	2,357	(136)
Goodwill impairment expense	6,976	—	—
Deferred income taxes	5,122	5,681	38,151
Changes in operating assets and liabilities
Accounts receivable	(25,389)	(35,254)	(7,574)
Inventories	(2,822)	(684)	(3,970)
Costs and estimated earnings in excess of billings	435	1,586	(17,840)
Prepaid expenses and other current assets	(9,355)	(7,171)	(2,250)
Other non-current assets	510	(444)	274
Accounts payable and accrued expenses	20,122	22,472	6,584
Billings in excess of costs and estimated earnings	13,967	6,683	3,570
Other non-current liabilities	8,774	(459)	(336)
Net cash provided by operating activities	76,741	38,724	12,224
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,745)	(6,300)	(4,563)
Proceeds from sales of assets	104	502	108
Cash received (paid) in conjunction with business combinations or dispositions	(28,952)	50	(7,406)
Net cash used in investing activities	(33,593)	(5,748)	(11,861)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	592,768	89,261	168
Repayments of debt	(592,756)	(119,508)	(177)
Finance lease payment	(215)	—	—
Distribution to noncontrolling interest	(639)	(240)	(349)
Purchase of treasury stock	(7,697)	(9,802)	(2,059)
Issuance of shares	34	—	11
Net cash used in financing activities	(8,505)	(40,289)	(2,406)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,643	(7,313)	(2,043)
CASH, CASH EQUIVALENTS, beginning of period	18,934	26,247	28,290
CASH, CASH EQUIVALENTS, end of period	$53,577	$18,934	$26,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$782	$1,743	$1,684
Cash paid for income taxes (net)	$323	$1,370	$2,839

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC.
Notes to the Consolidated Financial Statements
(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries that design and install integrated electrical and technology systems and provide infrastructure products and services across a variety of end-markets, including data centers, residential housing and commercial and industrial facilities. Our operations are currently organized into four principal business segments, based upon the nature of our current services:

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
•Commercial & Industrial – Provider of electrical and mechanical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market and data centers.

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

Asset Impairment
At September 30, 2020, we recorded an impairment charge of $6,976 to Goodwill related to our Commercial & industrial segment. Please refer to Note 17, “Goodwill and Intangible Assets” for further discussion. During the fiscal years ended September 30, 2019 and 2018, the Company recorded no asset impairment charges.

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

Debt Issuance Costs
Debt issuance costs are included as a reduction of our debt outstanding, or alternately classified within other non-current assets if we have no borrowings drawn on our credit facility at the balance sheet date, and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $152, $318 and $288, respectively, for the years ended 2020, 2019 and 2018. Remaining unamortized capitalized debt issuance costs were $736 and $782 at September 30, 2020, and 2019, respectively.

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

We recognize revenue on project contracts using the percentage of completion method. Project contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements can result in change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover additional costs that have not been resolved through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the years ended September 30, 2020, 2019 and 2018. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in project contracts are typically due upon completion of the contracts and acceptance by the customer. Based on our experience, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

Certain divisions in the Residential and Infrastructure Solutions segments use the completed contract method of accounting because the duration of their contracts is short in nature. We recognize revenue on completed contracts when the project is complete and billable to the customer. Provisions for estimated losses on these contracts are recorded in the period such losses are determined.

Accounts Receivable and Allowance for Doubtful Accounts
We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be collectible are written off as deemed necessary in the period such determination is made. As is common in our industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. Our allowance for doubtful accounts at September 30, 2020 and 2019 was $2,613 and $1,184, respectively. We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of September 30, 2020.

Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Income Taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recorded for the future income tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation on a quarterly basis. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. At September 30, 2020, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient taxable income within the applicable net operating loss ("NOL") carryforward periods to realize its net deferred tax assets of $33,803. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from these estimates, our results could be affected.

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

The undiscounted ultimate losses of our workers’ compensation, auto and general liability insurance reserves at September 30, 2020, and 2019, was $3,886 and $4,975, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows:

Year Ended September 30:
2021	$1,195
2022	839
2023	538
2024	347
2025	217
Thereafter	750
Total	$3,886

We elect to discount the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended September 30, 2020 and 2019, the discount rate used was 0.3 percent and 1.6 percent, respectively. The present value of all insurance reserves for the workers’ compensation, auto and general liability recorded at September 30, 2020, and 2019 was $3,832 and $4,702, respectively. Our undiscounted reserves for employee group health claims at September 30, 2020, and 2019 were $2,422 and $1,981, respectively, and are anticipated to be resolved within the year ended September 30, 2021.

We had letters of credit totaling $5,464 outstanding at September 30, 2020 to collateralize certain of our high deductible insurance obligations.

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

At September 30, 2020, we performed an asset impairment test for all long-lived assets within our Commercial & Industrial segment and determined no impairment charge was necessary. For the years ended September 30, 2019 and 2018, no indicators of impairments were identified, and no impairment charges were recorded.

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

No single customer accounted for more than 10% of our consolidated revenues for the years ended September 30, 2020, 2019 and 2018.

Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and a loan agreement. We believe that the carrying value of financial instruments approximates their fair value due to their short-term nature. The carrying value of our debt approximates fair value, as debt incurs interest at a variable rate.

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

Deferred Compensation Plans
The Company maintains a rabbi trust to fund certain deferred compensation plans. The securities held by the trust are classified as trading securities. The investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2020, and 2019. The changes in fair values are recorded as a component of other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

The corresponding deferred compensation liability is included in other non-current liabilities on the Consolidated Balance Sheets and changes in this obligation are recognized as adjustments to compensation expense in the period in which they are determined.

Noncontrolling Interest
In connection with our acquisitions of STR Mechanical, LLC (“STR Mechanical”) in fiscal 2016 and NEXT Electric, LLC (“NEXT Electric”) in fiscal 2017, we acquired 80 percent interests in these entities, and the remaining 20 percent was retained by the third party sellers. The interests retained by those third party sellers are identified on our Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of the operating agreements governing these entities, after five years from the dates of the acquisitions, we may elect to purchase, or the third party sellers may require us to purchase, part or all of the remaining 20 percent interests in these entities. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification Topic 810 ("ASC 810") and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at September 30, 2020, the redemption amount would have been $1,582. For the year ended September 30, 2020, we recorded a decrease to retained earnings of $194 to increase the carrying amount of noncontrolling interest in NEXT Electric to its redemption amount had it been redeemable at September 30, 2020. For the year ended September 30, 2018, we recorded an increase to retained earnings of $44 to offset an increase to noncontrolling interest recorded in fiscal 2017, decreasing the carrying amount of the noncontrolling interest in STR to the balance determined under ASC 810, as if it had been redeemable at September 30, 2018, as the redemption amount would have been less than the carrying amount.

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

Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses, with further clarifications made in April 2019 and May 2019 with the issuances of Accounting Standard Updates No. 2019-04 and 2019-05. This update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted. We plan to adopt this standard on October 1, 2020, and do not expect the adoption to have a material effect on our Consolidated Financial Statements.

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Fair Value Measurement Disclosure Framework (“ASU 2018-13”), to modify certain disclosure requirements for fair value measurements. Under the new guidance, registrants will need to disclose weighted average information for significant unobservable inputs for all Level 3 fair value measurements. The guidance does not specify how entities should calculate the weighted average, but requires them to explain their calculation. The new guidance also requires disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted for either the entire standard or only the provisions that eliminate or modify the requirements. We plan to adopt this standard on October 1, 2020, and do not expect the adoption to have a material effect on our Consolidated Financial Statements.

Accounting Standards Recently Adopted
In February 2016, the FASB issued Accounting Standard Update No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees need to recognize a ROU asset and a lease liability on their balance sheets for all leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases result in straight-line expense, while finance leases are accounted for similar to capital leases under the previous lease accounting standard. We adopted ASU 2016-02 on October 1, 2019 using a modified retrospective transition approach. Using the optional transition method allowed under Accounting Standard Update No. 2018-11, prior period amounts were not adjusted retrospectively and continue to be reported using the previous accounting standards in effect for the period presented. We elected to utilize all of the available practical expedients with the exception of the practical expedient permitting the use of hindsight when determining the lease term and assessing impairment of ROU assets. Therefore, we did not reassess whether any of our existing or expired contracts contained leases or the classification of or initial direct costs included in our existing or expired leases.

The adoption of ASU 2016-02 resulted in the recognition of ROU assets of approximately $32,434 and operating lease liabilities of approximately $32,237 on our Consolidated Balance Sheets at the adoption date. The difference between the ROU assets and lease liabilities was primarily due to previously accrued rent expense relating to periods prior to October 1, 2019. The adoption did not have a significant impact on our Consolidated Statements of Comprehensive Income or Cash Flows. See Note 9, “Leases” for additional discussion of our lease accounting policies and expanded disclosures.

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

3. CONTROLLING SHAREHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, "Tontine") is the Company's controlling shareholder, owning approximately 56 percent of the Company’s outstanding common stock based on an amended Schedule 13D filed with the SEC by Tontine on October 9, 2020. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership of IES could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of the Company’s NOLs for federal and state income tax purposes. On November 8, 2016, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”). The NOL Rights Plan is designed to deter an acquisition of the Company's stock in excess of a threshold amount that could trigger a change in ownership within the meaning of Internal Revenue Code Section 382. There can be no assurance that the NOL Rights Plan will be effective in deterring a change in ownership or protecting the NOLs. Furthermore, a change of control would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties and our executive severance plan.

Jeffrey L. Gendell was appointed as Chief Executive Officer of the Company effective October 1, 2020, having served as the Company's Interim Chief Executive Officer since July 31, 2020. Mr. Gendell also serves as Chairman of the Board of Directors, a position he has held since November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of our Board of Directors since February 2012, and who previously served as Interim Director of Operations from November 2017 to January 2019, as Vice Chairman of the Board from November 2016 to November 2017 and as Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until December 31, 2017.

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

Costs of Obtaining a Contract
In certain of our operations, we incur commission costs related to entering into a contract that we only incurred because of that contract. When this occurs, we capitalize that cost and amortize it over the expected term of the contract. At September 30, 2020, we had capitalized commission costs of $94.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. When significant pre‑contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated 2020, 2019, and 2018 revenue was derived from the following activities. See details in the following tables:

	Year Ended September 30,
	2020	2019	2018
Communications	$395,141	$321,246	$219,655
Residential
Single-family	239,140	212,358	190,379
Multi-family and Other	172,650	100,978	95,332
Total Residential	411,790	313,336	285,711
Infrastructure Solutions
Industrial Services	40,701	48,948	44,701
Custom Power Solutions	87,678	87,842	52,462
Total Infrastructure Solutions	128,379	136,790	97,163
Commercial & Industrial	255,546	305,624	274,299
Total Revenue	$1,190,856	$1,076,996	$876,828

	Year Ended September 30, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$309,567	$411,790	$121,922	$241,864	$1,085,143
Time-and-material	85,574	—	6,457	13,682	105,713
Total revenue	$395,141	$411,790	$128,379	$255,546	$1,190,856

	Year Ended September 30, 2019
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$229,143	$313,336	$129,096	$286,319	$957,894
Time-and-material	92,103	—	7,694	19,305	119,102
Total revenue	$321,246	$313,336	$136,790	$305,624	$1,076,996

	Year Ended September 30, 2018
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$166,258	$285,711	$90,155	$244,464	$786,588
Time-and-material	53,397	—	7,008	29,835	90,240
Total revenue	$219,655	$285,711	$97,163	$274,299	$876,828

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of September 30, 2020, Accounts receivable included $10,710 of unbilled receivables for which we have an unconditional right to bill.

Contract Assets and Liabilities

Project contracts typically provide for a schedule of billings on percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceeds cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in our Consolidated Balance Sheets under the caption “Costs and estimated earnings in excess of billings”. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized are reflected as a current liability in our Consolidated Balance Sheets under the caption “Billings in excess of costs and estimated earnings”.

During the years ended September 30, 2020, and 2019, we recognized revenue of $34,035 and $31,831 related to our contract liabilities at October 1, 2019 and 2018, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the years ended September 30, 2020, 2019, or 2018.
Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At September 30, 2020, we had remaining performance obligations of $505,352. The Company expects to recognize revenue on approximately $438,253 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the year ended September 30, 2020, net revenue recognized from our performance obligations satisfied in previous periods was not material.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years			Year Ended September 30,
				2020	2019
Land	N/A			$1,436	$1,436
Buildings and improvements	5	-	20	14,378	13,608
Machinery and equipment	3	-	10	32,695	30,600
Information systems	2	-	8	8,496	7,945
Furniture and fixtures	5	-	7	1,746	1,587
				$58,751	$55,176
Less-Accumulated depreciation				(34,544)	(29,560)
Construction in progress				382	130
Property and equipment, net				$24,589	$25,746

Depreciation expense was $6,084, $5,607 and $4,759, respectively, for the years ended September 30, 2020, 2019 and 2018.

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

The following table reconciles the components of the basic and diluted earnings (loss) per share for the years ended September 30, 2020, 2019 and 2018:

	Year Ended September 30,
	2020	2019	2018
Numerator:
Net income (loss) attributable to common shareholders of IES Holdings, Inc.	$40,830	$32,950	$(14,113)
Increase (decrease) in noncontrolling interest	194	—	(44)
Net income attributable to restricted shareholders of IES Holdings, Inc.	575	256	—
Net income (loss) attributable to IES Holdings, Inc.	$41,599	$33,206	$(14,157)

Denominator:
Weighted average common shares outstanding — basic	20,795,892	21,082,012	21,196,388
Effect of dilutive stock options and non-vested securities	296,518	233,233	—
Weighted average common and common equivalent shares outstanding — diluted	21,092,410	21,315,245	21,196,388

Earnings (loss) per share attributable to common shareholders of IES Holdings, Inc.:
Basic	$1.96	$1.56	$(0.67)
Diluted	$1.94	$1.55	$(0.67)

For the years ended September 30, 2020 and September 30, 2019, the average price of our common shares exceeded the exercise price of outstanding options; therefore, outstanding stock options were included in the computation of diluted earnings per share.

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

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts on accounts receivable consists of the following:

	Year Ended September 30,
	2020	2019
Balance at beginning of period	$1,184	$868
Additions to costs and expenses	1,864	552
Deductions for uncollectible receivables written off, net of recoveries	(435)	(236)
Balance at end of period	$2,613	$1,184

Accounts payable and accrued expenses consist of the following:

	Year Ended September 30,
	2020	2019
Accounts payable, trade	$93,315	$85,276
Accrued compensation and benefits	53,933	42,828
Accrued insurance liabilities	6,254	6,683
Current operating lease liabilities	11,056	—
Other accrued expenses	22,152	18,122
	$186,710	$152,909

Other non-current assets are comprised of the following:

	Year Ended September 30,
	2020	2019
Executive Savings Plan assets	$766	$763
Securities and equity investments	—	408
Other	5,014	3,767
Total	$5,780	$4,938

8.  DEBT

Debt consists of the following:

	Year Ended September 30,
	2020	2019
Revolving loan (long-term debt)	$12	$—
Debt issuance costs (1)	—	—
Other long-term debt	205	299
Total debt	$217	$299
(1) At September 30, 2020 and 2019, the remaining unamortized debt issuance costs of $736 and $782, respectively, were reclassified to Other non-current assets on the Consolidated Balance Sheets.

At September 30, 2020, we had outstanding borrowings of $12, $5,664 in outstanding letters of credit and $94,324 of availability under our revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo"). All amounts outstanding under our revolving credit facility are due and payable in September 2024, upon expiration of our revolving credit facility, and all amounts described as available are available without triggering our financial covenant under the Amended Credit Agreement (as defined below).

Our interest rate on our outstanding borrowings under our revolving credit facility was 1.48% at September 30, 2020. For the years ended September 30, 2020, 2019 and 2018, we incurred interest expense of $777, $1,857 and $1,946, respectively.

The Revolving Credit Facility

We maintain a $100,000 revolving credit facility that matures on September 30, 2024 pursuant to a credit agreement with Wells Fargo (as amended, the “Amended Credit Agreement”).

Terms of the Amended Credit Agreement

The Amended Credit Agreement contains customary affirmative, negative and financial covenants, as well as customary events of default.

As of September 30, 2020, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

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

At September 30, 2020, our Liquidity was $147,902 and our Excess Availability was $94,324 (or greater than 50% of minimum Liquidity), our Fixed Charge Coverage Ratio was 8.3:1.0.

Our Fixed Charge Coverage Ratio is calculated as follows (with capitalized terms as defined in the Amended Credit Agreement): (i) our trailing twelve month EBITDA, less Non-Financed Capital Expenditures (other than capital expenditures financed by means of an advance under the credit facility), cash taxes and all Restricted Junior Payments (as defined in the Amended Credit Agreement) consisting of certain Pass-Through Tax Liabilities (as defined in the Amended Credit Agreement), divided by (ii) the sum of our cash interest (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense) and principal debt payments (other than repayment of principal on advances under the credit facility and including cash payments with respect to capital leases), any management, consulting, monitoring, and advisory fees paid to an affiliate, and all Restricted Junior Payments (other than Pass-Through Tax Liabilities) and other cash distributions; provided, that if we make an acquisition consented to by Wells Fargo, the components of the Fixed Charge Coverage Ratio will be calculated for such fiscal period after giving pro forma effect to the acquisition assuming that such transaction has occurred on the first day of such period (including pro forma adjustments arising out of events which are directly attributable to such acquisition, are factually supportable, and are expected to have a continuing impact, in each case to be reasonably agreed to by Wells Fargo).

As defined in the Amended Credit Agreement, EBITDA is calculated as consolidated net income (or loss), less extraordinary gains, interest income, non-operating income and income tax benefits and decreases in any change in LIFO reserves, plus stock compensation expense, non-cash extraordinary losses (including, but not limited to, a non-cash impairment charge or write-down), Interest Expense, income taxes, depreciation and amortization, and increases in any change in LIFO reserves for such period, determined on a consolidated basis in accordance with GAAP.

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

Current operating and finance liabilities of $11,056 and $418, respectively, were included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets as of September 30, 2020. Non-current finance lease liabilities and finance lease right-of-use assets were included in the "Other non-current liabilities" and "Other non-current assets", respectively, in the Consolidated Balance Sheets.

The maturities of our lease liabilities as of September 30, 2020, are as follows:

	Operating Leases	Finance Leases	Total
2021	$11,269	$430	$11,699
2022	8,743	403	9,146
2023	5,822	401	6,223
2024	3,488	368	3,856
2025	2,110	167	2,277
Thereafter	3,175	—	3,175
Total undiscounted lease payments	$34,607	$1,769	$36,376
Less: imputed interest	3,021	182	3,203
Present value of lease liabilities	$31,586	$1,587	$33,173
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of September 30, 2020, is $3,946.

Lease cost recognized in our Consolidated Statements of Comprehensive Income is summarized as follows:

Year Ended
September 30, 2020
Operating lease cost	$12,910
Finance lease cost
Amortization of lease assets	203
Interest on lease liabilities	47
Finance lease cost	250
Short-term lease cost	1,163
Variable lease cost	827
Total lease cost	$15,150

Other information about lease amounts recognized in our Consolidated Financial Statements is summarized as follows:

Year Ended
September 30, 2020
Operating cash flows used for operating leases	$12,934
Operating cash flows used for finance leases	47
Right-of-use assets obtained in exchange for new operating lease liabilities	10,640
Right-of-use assets obtained in exchange for new finance lease liabilities	1,803

September 30, 2020
Weighted-average remaining lease term - operating leases	4.3 years
Weighted-average remaining lease term - finance leases	4.4 years
Weighted-average discount rate - operating leases	3.9%
Weighted-average discount rate - finance leases	5.1%

For a discussion of leases with certain related parties which are included below, see Note 13, “Related-Party Transactions.”

Rent expense was $14,073, $10,553 and $7,680 for the years ended September 30, 2020, 2019 and 2018, respectively.

10.  INCOME TAXES

Federal and state income tax provisions are as follows:

	Year Ended September 30,
	2020	2019	2018
Federal:
Current	$(39)	$(1,330)	$(2,345)
Deferred	9,317	5,908	38,744
State:
Current	3,657	2,312	1,536
Deferred	(4,195)	(227)	216
Total provision for income taxes	$8,740	$6,663	$38,151

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate to income (loss) before income taxes as follows:

	Year Ended September 30,
	2020	2019	2018
Provision at the statutory rate (1)	$10,352	$8,430	$5,973
Increase resulting from:
Non-deductible expenses	1,974	1,277	1,241
State income taxes, net of federal deduction	2,662	2,009	1,193
Change in valuation allowance	—	—	1,761
Rate change	—	—	31,333
Other	261	—	183
Decrease resulting from:
Share-based compensation	(75)	(556)	(238)
Change in valuation allowance	(3,334)	(83)	—
Contingent tax liabilities	(1,313)	(3,967)	(1,908)
Component 2 goodwill utilization	(1,787)	(144)	—
State deferred true up	—	—	(1,387)
Other	—	(303)	—
Total provision for income taxes	$8,740	$6,663	$38,151
(1) A statutory rate of 21% was used in 2020, 21% in 2019 and 24.53% in 2018. The lower effective tax rate used in 2020 and 2019 is related to the Tax Cuts and Jobs Act enacted on December 22, 2017.

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	Year Ended September 30,
	2020	2019
Deferred income tax assets:
Allowance for doubtful accounts	$592	$245
Accrued expenses	14,619	9,783
Net operating loss carryforward	22,623	39,045
Various reserves	1,764	1,396
Equity losses in affiliate	210	119
Share-based compensation	897	672
Capital loss carryforward	74	74
Lease asset	7,681	—
Other	2,444	1,137
Subtotal	50,904	52,471
Less valuation allowance	710	4,044
Total deferred income tax assets	50,194	48,427
Deferred income tax liabilities:
Property and equipment	517	840
Intangible assets	7,926	5,978
Lease liability	7,677	—
Other	271	735
Total deferred income tax liabilities	16,391	7,553
Net deferred income tax assets	$33,803	$40,874

In fiscal 2020 and 2019, the valuation allowance on our deferred tax assets decreased by $3,334 and $83, respectively, which is included in “Provision (benefit) for income taxes” in our Consolidated Comprehensive Income Statement.

As of September 30, 2020, we had available approximately $217,328 of federal net tax operating loss carry forward for federal income tax purposes, including $128,044 from net operating losses on which no tax benefit has been recognized and has not been recorded as a deferred tax asset. This carry forward, which may provide future tax benefits, will begin to expire in 2027. As of September 30, 2020, we had available approximately $76,055 state net tax operating loss carry forwards, including $6,696 from net operating losses on which no tax benefit has been recognized and has not been recorded as a deferred tax asset. The carry forwards, which may provide future tax benefits, will begin to expire in 2021. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2020, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. As a result, we have recorded a net deferred tax asset of $33,803 on our Consolidated Balance Sheets. We will continue to evaluate the appropriateness of our remaining deferred tax assets and need for valuation allowances on a quarterly basis. Further, any future reduction in the federal statutory tax rate could result in a charge to reduce the book value of the net deferred tax assets recorded on our Consolidated Balance Sheets.

As a result of a 2006 reorganization and related adjustment to the book basis in goodwill, we have tax basis in excess of book basis in amortizable goodwill of approximately $14,539. The tax basis in amortizable goodwill in excess of book basis is not reflected as a deferred tax asset. To the extent the amortization of the excess tax basis results in a cash tax benefit, the benefit will first go to reduce goodwill, then other long-term intangible assets, and then tax expense.

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

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	Year Ended September 30,
	2020	2019
Balance at beginning of period	$26,294	$30,256
Additions for position related to current year	111	93
Additions for positions of prior years	29	19
Reduction resulting from the lapse of the applicable statutes of limitations	1,573	4,074
Balance at end of period	$24,861	$26,294

As of September 30, 2020, and 2019, $24,861 and $26,294, respectively, of unrecognized tax benefits would result in a decrease in the provision for income tax expense. We anticipate that approximately $3,061 in liabilities for unrecognized tax benefits, including accrued interest, primarily from net operating losses on which no tax benefit has been recognized, may be reversed in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits.

We had approximately $55 and $43 accrued for the payment of interest and penalties at September 30, 2020, and 2019, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

The tax years ended September 30, 2017, and forward are subject to federal audit as are tax years prior to September 30, 2017, to the extent of unutilized net operating losses generated in those years. The tax years ended September 30, 2017, and forward are subject to state audits as are tax years prior to September 30, 2017, to the extent of unutilized net operating losses generated in those years.

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

Transactions between segments, if any, are eliminated in consolidation. Our corporate office provides general and administrative services, as well as support services, to our four operating segments. Management allocates certain shared costs between segments for selling, general and administrative expenses and depreciation expense.

Segment information for the years ended September 30, 2020, 2019 and 2018 is as follows:

	Year Ended September 30, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$395,141	$411,790	$128,379	$255,546	$—	$1,190,856
Cost of services	317,013	318,034	93,358	234,492	—	962,897
Gross profit	78,128	93,756	35,021	21,054	—	227,959
Selling, general and administrative	37,674	63,668	20,418	32,128	17,023	170,911
Goodwill impairment expense	—	—	—	6,976	—	6,976
Contingent consideration	—	—	—	(11)	—	(11)
Loss (gain) on sale of assets	8	2	35	(45)	—	—
Income (loss) from operations	$40,446	$30,086	$14,568	$(17,994)	$(17,023)	$50,083
Other data:
Depreciation and amortization expense	$1,351	$2,276	$6,020	$2,768	$93	$12,508
Capital expenditures	$830	$1,459	$795	$1,362	$299	$4,745
Total assets	$154,808	$110,998	$124,640	$68,318	$101,764	$560,528

	Year Ended September 30, 2019
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$321,246	$313,336	$136,790	$305,624	$—	$1,076,996
Cost of services	264,746	248,562	105,863	275,722	—	894,893
Gross profit	56,500	64,774	30,927	29,902	—	182,103
Selling, general and administrative	31,850	46,864	18,664	27,815	15,382	140,575
Contingent consideration	(97)	—	(277)	—	—	(374)
Loss (gain) on sale of assets	(6)	(17)	105	(30)	—	52
Income (loss) from operations	$24,753	$17,927	$12,435	$2,117	$(15,382)	$41,850
Other data:
Depreciation and amortization expense	$1,513	$852	$4,528	$2,563	$101	$9,557
Capital expenditures	$973	$1,412	$1,377	$2,402	$136	$6,300
Total assets	$109,263	$63,903	$116,867	$82,050	$73,175	$445,258

	Year Ended September 30, 2018
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$219,655	$285,711	$97,163	$274,299	$—	$876,828
Cost of services	179,518	227,355	75,337	244,656	—	726,866
Gross profit	40,137	58,356	21,826	29,643	—	149,962
Selling, general and administrative	26,003	41,401	18,293	27,031	11,192	123,920
Contingent consideration	(85)	—	288	(100)	—	103
Loss (gain) on sale of assets	(4)	8	18	(37)	—	(15)
Income (loss) from operations	$14,223	$16,947	$3,227	$2,749	$(11,192)	$25,954
Other data:
Depreciation and amortization expense	$1,247	$637	$4,672	$2,197	$107	$8,860
Capital expenditures	$647	$932	$735	$2,216	$33	$4,563
Total assets	$80,528	$55,176	$109,506	$89,729	$87,055	$421,994

12. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 928,669 shares were available for issuance at September 30, 2020.

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

We repurchased 263,160 shares of our common stock during the year ended September 30, 2020, in open market transactions at an average price of $23.29 per share.

We repurchased 467,819 shares of our common stock during the year ended September 30, 2019, in open market transactions at an average price of $17.34 per share.

Treasury Stock

During the year ended September 30, 2020, we issued 113,408 shares of common stock from treasury and repurchased 56,806 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 263,160 shares of common stock on the open market pursuant to our stock repurchase program, and 208,597 shares were forfeited by former employees and returned to treasury stock. During the year ended September 30, 2020, we issued 6,789 unrestricted shares of common stock from treasury to members of our Board of Directors as part of their overall compensation and 5,750 unrestricted shares to satisfy the exercise of outstanding options.

During the year ended September 30, 2019, we issued 216,679 shares of common stock from treasury and repurchased 97,003 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 467,819 shares of common stock on the open market pursuant to our stock repurchase program. During the year ended September 30, 2019, we issued 1,923 unrestricted shares of common stock from treasury to members of our Board of Directors as part of their overall compensation and 22,500 unrestricted shares to satisfy the exercise of outstanding options. We also issued 283,195 shares out of treasury for restricted shares granted upon the appointment of the Company’s former Chief Executive Officer in March 2019.

Restricted Stock

During the years ended September 30, 2020, 2019, and 2018, we recognized $2,441, $776, and $256, respectively, in compensation expense related to our restricted stock awards. During the year ended September 30, 2020, $1,100 of the compensation expense was settled with cash. At September 30, 2020, the unamortized compensation cost related to outstanding unvested restricted stock was $312. A summary of restricted stock awards for the years ended September 30, 2020, 2019, and 2018 is provided in the table below:

	Year Ended September 30,
	2020	2019	2018
Unvested at beginning of year	283,195	—	140,668
Granted	69,338	283,195	—
Vested	(105,000)	—	(140,668)
Forfeited	(208,597)	—	—
Unvested at end of year	38,936	283,195	—

The fair value of shares vesting during the years ended September 30, 2020, 2019, and 2018 was $2,984, zero and $2,201, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting. The weighted average grant date fair value of unvested restricted stock at September 30, 2020 was $23.57.

All the restricted shares granted under the Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These Director PSUs are contractual rights to receive one share of the Company's common stock and are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the years ended September 30, 2020, 2019, and 2018, we recognized $390, $300, and $189, respectively, in compensation expense related to these grants.

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

As of September 30, 2019, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could have resulted in the issuance of 162,840 shares of common stock. During the year ended September 30, 2020, 3,435

Employee PSUs were forfeited and 45,686 vested, and the Company granted additional Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 90,782 shares of common stock. As of September 30, 2020, a maximum of 204,501 shares of common stock may be issued under outstanding Employee PSUs.

During the year ended September 30, 2020 and 2019, we recognized compensation expense of $1,443 and $1,151, respectively, related to Employee PSUs. The vesting of these awards is subject to either the achievement of specified levels of cumulative net income before taxes or specified stock price levels and continued performance of services through mid-December 2021 and 2022, or based on continued performance through the vesting date alone. At September 30, 2020, it is deemed probable that of a portion of the awards which vest based on performance conditions will vest.

Stock Options

We did not issue stock options during the years ended September 30, 2020, 2019 and 2018.

The following table summarizes activity relating to options granted in the years ended September 30, 2013 and 2015.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2017	45,750	$6.42
Options granted	—	—
Exercised	1,500	7.21
Forfeited and canceled	—	—
Outstanding, September 30, 2018	44,250	$6.39
Options granted	—	—
Exercised	22,500	6.43
Forfeited and canceled	—	—
Outstanding, September 30, 2019	21,750	$6.35
Options granted	—	—
Exercised	5,750	5.95
Forfeited and canceled	—	—
Outstanding, September 30, 2020	16,000	$6.49

The following table summarizes options outstanding and exercisable at September 30, 2020:

Outstanding and Exercisable as of September 30, 2020	Remaining Contractual Life in Years	Weighted-Average Exercise Price
8,000	2.58	$5.76
1,000	4.29	$7.27
7,000	4.34	$7.21
16,000		$6.49

Our 2013 and 2015 options cliff vested at the end of a two year period ending at the anniversary date of the grant. All options expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury, then issue new shares. Unexercised stock options expire May 2023, January 2025 and February 2025.

During the years ended September 30, 2020, 2019, and 2018, we recognized zero in compensation expense related to our stock option awards.

The intrinsic value of stock options outstanding and exercisable was $405 and $254 at September 30, 2020, and 2019, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

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

14. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. We recognized $2,326, $2,144, and $1,895 in matching expenses in fiscal years 2020, 2019, and 2018, respectively.

Executive Savings Plan

Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a plan year. The Human Resources and Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose. No compensation earned during the years ended September 30, 2020, 2019, or 2018 was deferred under this plan.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan in accrued expenses and other non-current liabilities in our Consolidated Balance Sheets. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $719 and $738 recorded as of September 30, 2020 and 2019, respectively. We recognized compensation expense included in "Selling, general and administrative expenses" in the Consolidated Statement of Comprehensive Income related to these agreements of $41, $42, and zero during the years ended September 30, 2020, 2019, and 2018, respectively.

Multiemployer Pension Plan

The Infrastructure Solutions segment participates in a multiemployer direct benefit pension plan for employees covered under one of our collective bargaining agreements. We do not administer the plan. We do not significantly participate in this plan. As of December 31, 2019, this plan was funded at 83.32%.

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

At September 30, 2020, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan).

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and 2019, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	September 30, 2020
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$766	$766	$—
Executive savings plan liabilities	(644)	(644)	—
Total	$122	$122	$—

	September 30, 2019
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$763	$763	$—
Executive savings plan liabilities	(646)	(646)	—
Contingent consideration liability	(11)	—	(11)
Total	$106	$117	$(11)

In fiscal years 2016, 2017, and 2018, we entered into contingent consideration arrangements related to certain acquisitions. Please see Note 19, “Business Combinations” for further discussion. At September 30, 2020, we estimated the fair value of these contingent consideration liabilities at zero. The table below presents a reconciliation of the fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair Value at September 30, 2019	$11
Issuances	—
Settlements	—
Net adjustments to fair value	(11)
Fair Value at September 30, 2020	$—

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

16. INVENTORY

Inventories consist of the following components:

	September 30,
	2020	2019
Raw materials	$3,232	$4,104
Work in process	4,894	6,301
Finished goods	1,186	1,861
Parts and supplies	15,577	9,277
Total inventories	$24,889	$21,543

17. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment for the years ended September 30, 2020 and 2019:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Balance at September 30, 2018	$2,816	$9,979	$30,931	$6,976	$50,702
Divestitures	—	—	(119)	—	(119)
Purchase accounting adjustments	—	39	—	—	39
Balance at September 30, 2019	2,816	10,018	30,812	6,976	50,622
Acquisitions (Note 19)	—	6,201	3,916	—	10,117
Goodwill impairment	—	—	—	(6,976)	(6,976)
Balance at September 30, 2020	$2,816	$16,219	$34,728	$—	$53,763

Throughout 2020, our Commercial & Industrial reporting unit continued to experience operating losses. Although we have maintained a focus on operational improvements and cost reductions, our performance continued to be affected by the ongoing COVID-19 pandemic and other market factors which delayed the awarding of new projects, decreased demand for new construction in market sectors such as retail, office, and hospitality, and negatively impacted our revenue, profitability and backlog. As a result of this increasingly competitive and uncertain environment, and the financial performance of this reporting unit, we concluded in performing our annual goodwill impairment assessment that the fair value of our Commercial & Industrial reporting unit was less than its carrying amount, which resulted in the recognition of a non-cash goodwill impairment charge of $6,976 for the year ended September 30, 2020.

In performing the goodwill impairment test, we compare each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of (i) an analysis of trading multiples of comparable companies (market method) and (ii) discounted projected cash flows (income method). The market method utilizes comparable publicly traded companies’ enterprise values, as compared to their recent and forecasted earnings. The income method measures the present value of the reporting unit’s projected future annual cash flows over the next five years with a terminal value assumption. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, costs and expenses and capital expenditures.

We believe the combination of these approaches and our judgment regarding underlying assumptions and estimates provides us with the best estimate of fair value for each of our reporting units, and that these valuation methods are widely used by market participants in our industry. The fair value of our reporting units is affected by assumptions regarding future market conditions and the demand for our services, our ability to execute future projects successfully, and the cost of capital. Our estimate of fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements.

Intangible Assets

Intangible assets consist of the following:

				September 30, 2020
	Estimated Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$7,754	$(1,741)	$6,013
Technical library	20			400	(141)	259
Customer relationships	6	-	15	46,449	(14,900)	31,549
Non-competition arrangements	5			40	(17)	23
Backlog and construction contracts	1			3,383	(1,870)	1,513
Total				$58,026	$(18,669)	$39,357

				September 30, 2019
	Estimated Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$5,084	$(1,267)	$3,817
Technical library	20			400	(121)	279
Customer relationships	6	-	15	33,539	(11,051)	22,488
Non-competition arrangements	5			40	(9)	31
Backlog and construction contracts	1			599	(591)	8
Total				$39,662	$(13,039)	$26,623

For the years ended September 30, 2020, 2019, and 2018, amortization expense of intangible assets was $6,424, $3,950 and $4,101, respectively. Our estimated future amortization expense for years ending September 30 is as follows:

Year Ending September 30,
2021	$6,217
2022	4,634
2023	4,241
2024	3,898
2025	3,571
Thereafter	16,796
Total	$39,357

18. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. We maintain various insurance coverages to minimize financial risk associated with these proceedings. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows. With respect to all such proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We expense routine legal costs related to these proceedings as they are incurred. As of September 30, 2020, we did not have any material pending legal proceedings.

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2020 and 2019, we had $6,254 and $6,683, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of September 30, 2020 and 2019, we had $36 and $90, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2020, $5,464 of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of September 30, 2020, the estimated cost to complete our bonded projects was approximately $92,856. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2020, $200 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2020, we had no such significant commitments.

19. BUSINESS COMBINATIONS

The Company completed two acquisitions during the year ended September 30, 2020 for a total aggregate cash consideration of $28,952.

• Aerial Lighting & Electric, Inc. (“Aerial”) – On February 18, 2020, we acquired 100% of the equity interests in Aerial, a Naugatuck, Connecticut-based electrical contractor specializing in the design and installation of electrical systems for multi-family developments. The acquisition of Aerial furthers our Residential segment's growth strategy by providing a foothold in the Northeast market.

• Plant Power & Control Systems, LLC (“PPCS”) – On February 21, 2020, we acquired 100% of the membership interests in PPCS, a Birmingham, Alabama-based manufacturer and installer of custom engineered power distribution equipment. The acquisition of PPCS furthers our Infrastructure Solutions segment's growth strategy by accelerating their expansion in the Southeast market.

The Company accounted for the transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuation of the assets and liabilities assumed is as follows:

Current assets	$5,660
Property and equipment	489
Operating right of use asset	331
Intangible assets	18,276
Goodwill	10,117
Current liabilities	(3,802)
Operating long-term lease liabilities	(170)
Deferred tax liability	(1,949)
Net assets acquired	$28,952

With regard to goodwill, the balance is attributable to the workforce of the acquired business and other intangibles that do not qualify for separate recognition. In connection with these acquisitions, we acquired goodwill of $10,117 of which $3,916 is tax deductible.

The intangible assets acquired primarily consisted of customer relationships with a total weighted-average amortization period of 8.8 years.

In conjunction with these acquisitions, we acquired receivables totaling $3,190, of which we estimated none to be uncollectible at the date of acquisition. These acquisitions contributed $21,836 in revenue and $812 in operating income during the year ended September 30, 2020.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma results of operations for the year ended September 30, 2020 are calculated as if each acquisition occurred as of October 1 of the fiscal year prior to consummation.

	Unaudited
	Twelve Months Ended September 30,
	2020	2019
Revenues	$1,208,020	$1,118,460
Net income attributable to IES Holdings, Inc.	$43,285	$34,967

20. SUBSEQUENT EVENTS

On November 5, 2020, we acquired all of the stock in K.E.P. Electric, Inc., a Batavia, Ohio-based electrical contractor specializing in the design and installation of electrical systems for single-family housing and multi-family developments. This business will operate as a subsidiary in our Residential segment. On November 19, 2020, we acquired all of the stock of Wedlake Fabricating, Inc., a Tulsa, Oklahoma-based manufacturer of custom generator enclosures. This business will operate as a subsidiary in our Infrastructure Solutions segment. The acquisitions were financed using cash on hand, and do not have a material impact on our overall liquidity.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly financial information for the years ended September 30, 2020 and 2019 is summarized as follows:

	Year Ended September 30, 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$276,043	$291,277	$293,125	$330,411
Gross profit	$50,215	$51,264	$58,320	$68,160
Net income (loss) attributable to IES Holdings, Inc.	$8,502	$6,231	$12,260	$14,606

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$0.40	$0.30	$0.58	$0.69
Diluted	$0.39	$0.29	$0.58	$0.68

	Year Ended September 30, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$243,842	$256,914	$282,633	$293,607
Gross profit	$41,601	$43,235	$46,397	$50,870
Net income (loss) attributable to IES Holdings, Inc.	$6,884	$5,489	$10,972	$9,861

Earnings (loss) per share attributable to IES Holdings, Inc.:
Basic	$0.32	$0.26	$0.52	$0.47
Diluted	$0.32	$0.26	$0.52	$0.46

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

We recorded a goodwill impairment charge of $6,976 in the fourth quarter 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on this assessment, our management determined that our disclosure controls and procedures were effective as of September 30, 2020.

Ernst & Young LLP, an independent registered public accounting firm that has audited the Company’s financial statements as of and for the three-year period ended September 30, 2020, has issued a report on their audit of management’s internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be included Item 10 of Part III of this Annual Report on Form 10-K is incorporated by reference from the section entitled "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the sections entitled “Security Ownership of Certain Beneficial Owners and Management,” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than January 28, 2021.

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
Securities Authorized for Issuance Under Equity Plans

The following table provides information as of September 30, 2020 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 12, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements set forth in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	204,501		$—	928,669 (1)
Equity compensation plans not approved by security holders	16,000	(2)	$6.49	—
(1) Represents shares available for issuance under the Company's 2006 Equity Incentive Plan, as amended and restated effective February 9, 2016 (the "Amended Plan"). This plan provides for the granting or awarding of stock options, stock, restricted stock and other forms of equity to employees (including officers), consultants and directors of the Company. This includes 204,501 shares that may be issued pursuant to outstanding performance based phantom stock units ("PPSUs") based on achievement of performance metrics, where applicable, and otherwise assuming the target award is met.
(2) Represents shares issuable upon exercise of outstanding options granted under the Company’s 2006 Equity Incentive Plan (as amended and restated as of October 2007), which was in place prior to the Amended Plan. This includes 16,000 options with a weighted-average term of 3.46 years.

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

4.5 —	Description of Registrant's Securities (1)
10.6 —
Agreement of Indemnity, dated May 7, 2010, by Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania and any and all of their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010)

10.7 —
Amendment No. 1 to Agreement of Indemnity, dated August 16, 2012, between Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania, and any and all of their affiliates, subsidiaries, successors and assigns (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2012)

10.9 —
Agreement of Indemnity, September 9, 2016, by IES Holdings, Inc. and certain of its present and future subsidiaries and affiliates and Everest Reinsurance Company and Everest National Insurance Company, and their affiliated, associated and subsidiary companies, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2016)

10.10 —
General Agreement of Indemnity, July 14, 2017, by IES Holdings, Inc. and certain of its present and future subsidiaries and affiliates and Travelers Casualty and Surety Company of America, St. Paul Fire and Marine Insurance Company, and their affiliated, associated and subsidiary companies, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2017)

10.11 —
Agreement of Indemnity, dated August 17, 2020, by IES Holdings, Inc. and certain of its current and future subsidiaries and affiliates and United States Fire Insurance Company and its affiliated, associated and subsidiary companies, successors and assigns (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2020)

10.12 —
Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2017)

10.13 —
Joinder, Limited Consent and First Amendment to Second Amended and Restated Credit and Security Agreement, dated as of July 14, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2017)

10.14 —
Second Amendment to the Amended Credit Agreement, dated as of August 2, 2017, to Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2017)

10.15 —
Third Amendment to Second Amended and Restated Credit and Security Agreement, dated as of July 23, 2018, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018)

10.16 —
Fourth Amendment, dated as of May 17, 2019, to Second Amended and Restated Credit and Security Agreement, dated as of April 10, 2017, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 2, 2019)

10.17 —
Fifth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of September 6, 2019, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 9, 2019)

10.18 —
Sublease Agreement between Tontine Associates, L.L.C. and IES Shared Services, Inc., dated March 29, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2012)

10.19 —
First Amendment between Tontine Associates, L.L.C., IES Shared Services, Inc. and IES Management ROO, LP, dated as of March 31, 2016, to Sublease Agreement between Tontine Associates, L.L.C., and IES Shared Services, Inc., dated March 29, 2012. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

10.20 —
Second Amendment, dated as of May 1, 2019, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016, between Tontine Associates, L.L.C. and IES Management ROO, LP (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed May 6, 2019)

10.21 —
Third Amendment, dated as of November 5, 2019, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016 and May 1, 2019, between Tontine Associates, L.L.C. and IES Management ROO, LP (an exhibit to this agreement has been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of the omitted exhibit will be furnished to the SEC upon request.) (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed December 6, 2019)

10.22 —
Board Observer Letter Agreement between Tontine Associates, L.L.C. and IES Holdings, Inc., dated December 6, 2018 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed December 7, 2018)

*10.23 —	Term Life Insurance Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)
*10.24 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) 2006 Equity Incentive Plan, as amended and restated through 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2007)

*10.25 —
Form of Performance-Based Phantom Stock Unit Award Agreement under the Company’s 2006 Equity Incentive Plan, as amended and restated through 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed February 8, 2016)

*10.26 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed December 28, 2015)

*10.27 —
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

*10.30 —
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

*10.32 —	Amended and Restated 2009 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)
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

*10.35 —
Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016), dated February 6, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.36 —	IES Holdings, Inc. Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March, 5, 2019)
*10.37 —	IES Holdings, Inc. Long-Term Incentive Plan Annual Grant Program (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March, 5, 2019)
*10.38 —
Form of IES Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2020)

*10.39 —
Form of IES Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan Phantom Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2020)

*10.40 —
Form of Cumulative Income Restricted Stock Award Agreement under the Company’s 2006 Equity Incentive Plan (as of February 9, 2016), dated March 4, 2019 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.41 —	Long-Term Incentive Plan Annual Grant Program (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 6, 2019)
*10.42 —	Severance Agreement and General Release between IES Holdings Inc. and Gary S. Matthews (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 14, 2020)
*10.43 —
Compensation Letter between IES Holdings, Inc. and Mr. Jeffrey L. Gendell as Chief Executive Officer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 5, 2020)

21.1 —	Subsidiaries of the Registrant (1)
23.1 —	Consent of Ernst & Young LLP (1)
31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Gendell, Chief Executive Officer (1)
31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Chief Financial Officer (1)
32.1 —	Section 1350 Certification of Jeffrey L. Gendell, Chief Executive Officer (2)
32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Chief Financial Officer (2)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Schema Document (1)
101.LAB	Inline XBRL Label Linkbase Document (1)
101.PRE	Inline XBRL Presentation Linkbase Document (1)
101.DEF	Inline XBRL Definition Linkbase Document (1)
101.CAL	Inline XBRL Calculation Linkbase Document (1)
104 —	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2020.

IES HOLDINGS, INC.

By:	/s/ Jeffrey L. Gendell
Jeffrey L. Gendell
Chief Executive Officer and Chairman of the Board
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of IES HOLDINGS, INC. hereby constitutes and appoints Jeffrey L. Gendell and Tracy A. McLauchlin, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any or all amendments to this report, with any and all exhibits thereto, and all other documents required to be filed therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do, if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Gendell	Chief Executive Officer and Chairman of the Board	December 7, 2020
Jeffrey L. Gendell	(Principal Executive Officer)

/s/ Tracy A. McLauchlin	Senior Vice President, Chief Financial Officer and Treasurer	December 7, 2020
Tracy A. McLauchlin	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Todd M. Cleveland	Director	December 7, 2020
Todd M. Cleveland

/s/ Joseph L. Dowling III	Director	December 7, 2020
Joseph L. Dowling III

/s/ David B. Gendell	Director	December 7, 2020
David B. Gendell

/s/ Joe D. Koshkin	Director	December 7, 2020
Joe D. Koshkin

/s/ Donald L. Luke	Director	December 7, 2020
Donald L. Luke