Form 10-Q
period 2020-12-31
IES Holdings, Inc.
filed 2021-02-05
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On February 3, 2021, there were 20,769,984 shares of common stock outstanding.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for new or continuing job site closures or work stoppages, supply chain disruptions, delays in awarding new project bids, construction delays, reduced demand for our services, delays in our ability to collect from our customers, or illness of management or other employees;

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

•the existence of a controlling shareholder, who has the ability to take action not aligned with other shareholders or could dispose of all or any portion of the shares of our common stock it holds, which could trigger certain change of control provisions in a number of our material agreements, including our financing and surety arrangements and our executive severance plan, as well as exercisability of the purchase rights under our tax benefit protection plan;

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

•the possibility that our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur, and

•other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

You should understand that the foregoing, as well as other risk factors discussed in this document and those listed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including without limitation information concerning our controlling stockholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	December 31,	September 30,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,281	$53,577
Restricted cash	4,813	—
Accounts receivable:
Trade, net of allowance of $1,389 and $2,613, respectively	214,948	213,016
Retainage	41,821	40,878
Inventories	33,298	24,889
Costs and estimated earnings in excess of billings	23,836	29,937
Prepaid expenses and other current assets	12,878	9,153
Total current assets	358,875	371,450
Property and equipment, net	29,164	24,589
Goodwill	86,449	53,763
Intangible assets, net	62,823	39,357
Deferred tax assets	29,760	33,803
Operating right of use assets	36,606	31,786
Other non-current assets	5,693	5,780
Total assets	$609,370	$560,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	184,270	186,710
Billings in excess of costs and estimated earnings	64,731	55,739
Total current liabilities	249,001	242,449
Long-term debt	14,495	217
Operating long-term lease liabilities	23,907	20,530
Other non-current liabilities	13,912	12,215
Total liabilities	301,315	275,411
Noncontrolling interest	12,593	1,804
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,769,984 and 20,762,395 outstanding, respectively	220	220
Treasury stock, at cost, 1,279,545 and 1,287,134 shares, respectively	(24,984)	(24,499)
Additional paid-in capital	201,219	200,587
Retained earnings	119,007	107,005
Total stockholders’ equity	295,462	283,313
Total liabilities and stockholders’ equity	$609,370	$560,528

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Revenues	$314,838	$276,043
Cost of services	256,159	225,828
Gross profit	58,679	50,215
Selling, general and administrative expenses	42,786	37,872
Gain on sale of assets	(10)	(36)
Operating income	15,903	12,379
Interest and other (income) expense:
Interest expense	172	239
Other (income) expense, net	(118)	141
Income from operations before income taxes	15,849	11,999
Provision for income taxes	3,639	3,469
Net income	12,210	8,530
Net income attributable to noncontrolling interest	(112)	(28)
Comprehensive income attributable to IES Holdings, Inc.	$12,098	$8,502

Earnings per share attributable to IES Holdings, Inc.:
Basic	$0.58	$0.40
Diluted	$0.58	$0.39

Shares used in the computation of earnings per share:
Basic	20,734,516	20,883,477
Diluted	21,061,355	21,148,312

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended December 31, 2020
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
BALANCE, September 30, 2020	22,049,529	$220	(1,287,134)	$(24,499)	$200,587	$107,005	$283,313
Issuances under compensation plans	—	—	38,467	741	(741)	—	—
Acquisition of treasury stock	—	—	(30,878)	(1,226)	531	—	(695)
Non-cash compensation	—	—	—	—	842	—	842
Decrease in noncontrolling interest	—	—	—	—	—	118	118
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(214)	(214)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	12,098	12,098
BALANCE, December 31, 2020	22,049,529	$220	(1,279,545)	$(24,984)	$201,219	$119,007	$295,462

	Three Months Ended December 31, 2019
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2019	22,049,529	$220	(884,518)	$(12,483)	$192,911	$65,600	$246,248
Issuances under compensation plans	—	—	95,409	1,343	(1,343)	—	—
Acquisition of treasury stock	—	—	(37,244)	(858)	—	—	(858)
Non-cash compensation	—	—	—	—	931	—	931
Increase in noncontrolling interest	—	—	—	—	—	(45)	(45)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	8,502	8,502
BALANCE, December 31, 2019	22,049,529	$220	(826,353)	$(11,998)	$192,499	$74,057	$254,778

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,210	$8,530
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	(168)	21
Deferred financing cost amortization	46	101
Depreciation and amortization	4,020	2,362
Gain on sale of assets	(10)	(36)
Non-cash compensation expense	842	931
Deferred income taxes	2,751	2,815
Changes in operating assets and liabilities:
Accounts receivable	6,008	16,699
Inventories	(4,320)	1,683
Costs and estimated earnings in excess of billings	6,101	1,918
Prepaid expenses and other current assets	(2,466)	(6,291)
Other non-current assets	(302)	74
Accounts payable and accrued expenses	(14,764)	(22,772)
Billings in excess of costs and estimated earnings	8,992	4,992
Other non-current liabilities	1,310	(6)
Net cash provided by operating activities	20,250	11,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,182)	(1,391)
Proceeds from sale of assets	12	46
Cash paid in conjunction with business combinations	(54,774)	—
Net cash used in investing activities	(55,944)	(1,345)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	25,115	104,189
Repayments of debt	(10,099)	(104,189)
Cash paid for finance leases	(110)	—
Distribution to noncontrolling interest	—	(457)
Purchase of treasury stock	(695)	(858)
Net cash provided by (used in) financing activities	14,211	(1,315)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(21,483)	8,361
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	53,577	18,934
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$32,094	$27,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$99	$273
Cash paid for income taxes (net)	$19	$(707)

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
(Unaudited)
1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries that design and install integrated electrical and technology systems and provide infrastructure products and services across a variety of end-markets, including data centers, residential housing and commercial and industrial facilities. Our operations are currently organized into four principal business segments, based upon the nature of our current services:

•Communications – Nationwide provider of technology infrastructure services, including the design, build, and maintenance of the communications infrastructure within data centers for co-location and managed hosting customers, for both large corporations and independent businesses.
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

Basis of Financial Statement Preparation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of IES, our wholly-owned subsidiaries, and entities that we control due to ownership of a majority of voting interest and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the United States Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Noncontrolling Interest

In connection with our acquisitions of Bayonet Plumbing, Heating and Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, NEXT Electric, LLC in fiscal 2017, and STR Mechanical, LLC in fiscal 2016, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at December 31, 2020, the redemption amount would have been $12,234.

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

Restricted Cash

Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. As of December 31, 2020, the Company's restricted cash balances of $4,813 represents cash in escrow for the repayment of a Paycheck Protection Program loan acquired in connection with a business combination completed during the quarter ended December 31, 2020. Pending the outcome of an application for loan forgiveness, the cash in escrow will either be used to repay the loan, or if forgiveness is approved, the cash will be paid to the selling shareholders of the acquired entity.

Accounting Standards Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses, with further clarifications made in April 2019 and May 2019 with the issuances of Accounting Standard Updates No. 2019-04 and 2019-05. This update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We adopted this standard on October 1, 2020, using a modified retrospective transition method through a cumulative-effect adjustment to beginning retained earnings in the period of adoption. As a result, we recorded an increase in the Allowance for Credit Losses of $284, an increase to Deferred Tax Assets of $70, and an adjustment of $214 to retained earnings.

ASU 2016-13 requires the recognition of expected credit losses on financial assets measured at amortized cost basis. In calculating our expected credit losses, we considered trade receivables, retainage, and costs and estimated earnings in excess of billings, all of which constitute a homogenous portfolio, and therefore, to measure the expected credit loss, they have been grouped together.

We have elected to calculate an expected credit loss based on loss rates from historical data. Each segment groups financial assets with similar risk characteristics and collectively assesses the expected credit losses. If an individual asset experiences credit deterioration to the extent the credit risk is no longer characteristic of the other assets in the group, it will be analyzed individually. The loss rates for our portfolios include our history of credit loss expense, the aging of our receivables, our expectation of payments and adjustment for forward-looking factors specific to the macroeconomic trends in the U.S. construction market.

Other than trade receivables due in one year or less, we do not have any other financial assets that are past due or are on non-accrual status.

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Fair Value Measurement Disclosure Framework (“ASU 2018-13”), to modify certain disclosure requirements for fair value measurements. Under the new guidance, registrants will need to disclose weighted average information for significant unobservable inputs for all Level 3 fair value measurements. The guidance does not specify how entities should calculate the weighted average, but requires them to explain their calculation. The new guidance also requires disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We adopted this standard on October 1, 2020, with no impact on our Condensed Consolidated Financial Statements.

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This update is effective for fiscal years beginning after December 15, 2020 and interim periods within that year. Early adoption is permitted. We expect to adopt this standard on October 1, 2021, and do not expect it to have a material impact on our Condensed Consolidated Financial Statements.

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, “Tontine”) is the Company’s controlling stockholder, owning approximately 56 percent of the Company’s outstanding common stock based on an amended Schedule 13D filed by Tontine with the United States Securities and Exchange Commission (the "SEC") on October 9, 2020. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Jeffrey L. Gendell was appointed as Chief Executive Officer of the Company effective October 1, 2020, having served as the Company's Interim Chief Executive Officer since July 31, 2020. Mr. Gendell also serves as Chairman of the Company's Board of Directors (the "Board"), a position he has held since November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of our Board since February 2012, and who previously served as Interim Director of Operations from November 2017 to January 2019, as Vice Chairman of the Board from November 2016 to November 2017 and as Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until December 31, 2017.

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

Costs of Obtaining a Contract

In certain of our operations, we incur commission costs related to entering into a contract that we only incurred because of that contract. When this occurs, we capitalize that cost and amortize it over the expected term of the contract. At December 31, 2020, we had capitalized commission costs of $96.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. When significant pre-contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three months ended December 31, 2020 and 2019 was derived from the following activities. See details in the following tables:

	Three Months Ended December 31,
	2020	2019
Communications	$98,356	$84,289
Residential
Single-family	72,126	54,874
Multi-family and Other	47,365	37,854
Total Residential	119,491	92,728
Infrastructure Solutions
Industrial Services	10,040	11,111
Custom Power Solutions	24,361	20,172
Total Infrastructure Solutions	34,401	31,283
Commercial & Industrial	$62,590	$67,743
Total Revenue	$314,838	$276,043

	Three Months Ended December 31, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$76,014	$119,491	$32,664	$60,687	$288,856
Time-and-material	22,342	—	1,737	1,903	25,982
Total revenue	$98,356	$119,491	$34,401	$62,590	$314,838

	Three Months Ended December 31, 2019
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$62,027	$92,728	$29,491	$63,835	$248,081
Time-and-material	22,262	—	1,792	3,908	27,962
Total revenue	$84,289	$92,728	$31,283	$67,743	$276,043

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of December 31, 2020, Accounts receivable included $10,392 of unbilled receivables for which we have an unconditional right to bill.

Contract Assets and Liabilities

Project contracts typically provide for a schedule of billings on percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceeds cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in our Condensed Consolidated Balance Sheet under the caption “Costs and estimated earnings in excess of billings”. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized are reflected as a current liability in our Condensed Consolidated Balance Sheet under the caption “Billings in excess of costs and estimated earnings”.

During the three months ended December 31, 2020 and 2019, we recognized revenue of $25,225 and $19,550 related to our contract liabilities at October 1, 2020 and 2019, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the three months ended December 31, 2020 or 2019.
Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At December 31, 2020, we had remaining performance obligations of $525,141. The Company expects to recognize revenue on approximately $443,580 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the three months ended December 31, 2020, net revenue recognized from our performance obligations satisfied in previous periods was not material.

4.  DEBT

At December 31, 2020 and September 30, 2020, we had $14,307 and $12, respectively, in borrowings outstanding under our revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo"), and long-term debt related to loans on capital expenditures of $188 and $205, respectively. At December 31, 2020, we also had $6,314 in outstanding letters of credit and total availability of $78,659 under our revolving credit facility without triggering our financial covenants under Amended Credit Agreement (as defined below).

The Company maintains a $100 million revolving credit facility that matures on September 30, 2024, pursuant to our Second Amended and Restated Credit and Security Agreement with Wells Fargo (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement contains customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2020. As of December 31, 2020, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019
Numerator:
Net income attributable to common stockholders of IES Holdings, Inc.	$12,204	$8,337
Increase (decrease) in noncontrolling interest	(118)	45
Net income attributable to restricted stockholders of IES Holdings, Inc.	12	120
Net income attributable to IES Holdings, Inc.	$12,098	$8,502

Denominator:
Weighted average common shares outstanding — basic	20,734,516	20,883,477
Effect of dilutive stock options and non-vested securities	326,839	264,835
Weighted average common and common equivalent shares outstanding — diluted	21,061,355	21,148,312

Earnings per share attributable to common shareholders of IES Holdings, Inc.:
Basic	$0.58	$0.40
Diluted	$0.58	$0.39

For the three months ended December 31, 2020 and 2019, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

6. OPERATING SEGMENTS

We manage and measure performance of our business in four distinct operating segments: Communications, Residential, Infrastructure Solutions, and Commercial & Industrial. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purpose of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer.

Transactions between segments, if any, are eliminated in consolidation. Our corporate office provides general and administrative services, as well as support services, to our four operating segments. Management allocates certain shared costs between segments for selling, general and administrative expenses and depreciation expense.

Segment information for the three months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended December 31, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$98,356	$119,491	$34,401	$62,590	$—	$314,838
Cost of services	79,817	95,963	23,464	56,915	—	256,159
Gross profit	18,539	23,528	10,937	5,675	—	58,679
Selling, general and administrative	9,341	17,327	5,611	6,424	4,083	42,786
Gain on sale of assets	—	—	(1)	(9)	—	(10)
Operating income (loss)	9,198	6,201	5,327	(740)	(4,083)	15,903
Other data:
Depreciation and amortization expense	$347	$1,504	$1,441	$694	$34	$4,020
Capital expenditures	$132	$437	$345	$268	$—	$1,182
Total assets	$137,457	$198,227	$129,283	$72,148	$72,255	$609,370

	Three Months Ended December 31, 2019
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$84,289	$92,728	$31,283	$67,743	$—	$276,043
Cost of services	68,722	72,585	23,513	61,008	—	225,828
Gross profit	15,567	20,143	7,770	6,735	—	50,215
Selling, general and administrative	8,569	13,720	4,493	7,288	3,802	37,872
Gain on sale of assets	(9)	—	—	(27)	—	(36)
Operating income (loss)	7,007	6,423	3,277	(526)	(3,802)	12,379
Other data:
Depreciation and amortization expense	$337	$210	$1,120	$676	$19	$2,362
Capital expenditures	$282	$212	$437	$460	$—	$1,391
Total assets	$113,574	$77,109	$112,413	$80,612	$86,157	$469,865

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 855,053 shares were available for issuance at December 31, 2020.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, our Board authorized the repurchase from time to time of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased no shares of our common stock during the three months ended December 31, 2020 in open market transactions. We repurchased 19,817 shares of our common stock during the three months ended December 31, 2019 in open market transactions at an average price of $22.51 per share.

Treasury Stock

During the three months ended December 31, 2020, we issued 38,087 shares of common stock from treasury stock to employees and repurchased 16,882 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. In addition, 13,996 restricted shares were forfeited by certain former employees upon their departure and returned to treasury stock. We also issued 380 unrestricted shares of common stock from treasury to members of our Board of Directors as part of their overall compensation.

During the three months ended December 31, 2019, we issued 95,409 shares of common stock from treasury to employees and repurchased 17,427 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 19,817 shares of common stock on the open market pursuant to our stock repurchase program.

Restricted Stock

We granted no restricted shares to executives during the three months ended December 31, 2020. Of the awards previously granted, 8,183 shares vested and 13,996 shares were forfeited by certain former employees upon their departure. The remaining restricted shares either vest subject to the achievement of specified levels of cumulative net income before taxes or vest based on the passage of time. During the three months ended December 31, 2020 and 2019, we recognized $38 and $366, respectively, in compensation expense related to all restricted stock awards. At December 31, 2020, the unamortized compensation cost related to outstanding unvested restricted stock was $274.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These Director PSUs are contractual rights to receive one share of the Company's common stock and are paid via unrestricted stock grants to each director upon their departure from the Board of Directors, or upon a change in control . We record compensation expense for the full value of the grant on the date of grant. During the three months ended December 31, 2020 and 2019, we recognized $96 and $100, respectively, in compensation expense related to these grants.

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

As of December 31, 2020, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 253,809 shares of common stock. Of the Employee PSUs granted, 114,020 Employee PSUs have been forfeited, and 87,769 have vested. During the three months ended December 31, 2020 and 2019, we recognized $697 and $429, respectively, in compensation expense related to Employee PSU grants.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. During the three months ended December 31, 2020 and 2019, we recognized $706 and $385, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $720 and $719 recorded as of December 31, 2020 and September 30, 2020, respectively, related to such plans.

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
At December 31, 2020, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	December 31, 2020
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$876	$876	$—
Executive savings plan liabilities	(749)	(749)	—
Contingent consideration	(3,380)	—	(3,380)
Total	$(3,253)	$127	$(3,380)

	September 30, 2020
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$766	$766	$—
Executive savings plan liabilities	(644)	(644)	—
Total	$122	$122	$—

We entered into a contingent consideration arrangement related to the acquisition of Bayonet. At December 31, 2020, we estimated the fair value of this contingent consideration liability at $3,380. The table below presents a reconciliation of the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2020	$—
Acquisitions	3,380
Fair value at December 31, 2020	$3,380

10. INVENTORY

Inventories consist of the following components:

	December 31,	September 30,
	2020	2020
Raw materials	$3,763	$3,232
Work in process	6,255	4,894
Finished goods	1,366	1,186
Parts and supplies	21,914	15,577
Total inventories	$33,298	$24,889

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment for the three months ended December 31, 2020:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Goodwill at September 30, 2020	$2,816	$16,219	$34,728	$—	$53,763
Acquisitions	—	28,121	4,565	—	32,686
Goodwill at December 31, 2020	$2,816	$44,340	$39,293	$—	$86,449

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			December 31, 2020
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$18,451	$(1,898)	$16,553
Technical library	20			400	(146)	254
Customer relationships	6	-	15	59,641	(15,986)	43,655
Non-competition arrangements	5			40	(19)	21
Backlog and construction contracts	1			5,240	(2,900)	2,340
Total intangible assets				$83,772	$(20,949)	$62,823

	Estimated Useful Lives (in Years)			September 30, 2020
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$7,754	$(1,741)	$6,013
Technical library	20			400	(141)	259
Customer relationships	6	-	15	46,449	(14,900)	31,549
Non-competition arrangements	5			40	(17)	23
Backlog and construction contracts	1			3,383	(1,870)	1,513
Total intangible assets				$58,026	$(18,669)	$39,357

12. COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. We maintain various insurance coverages to minimize financial risk associated with these proceedings. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows. With respect to all such proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We expense routine legal costs related to these proceedings as they are incurred. As of December 31, 2020, we did not have any material pending legal proceedings.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2020 and September 30, 2020, we had $6,537 and $6,254, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of December 31, 2020 and September 30, 2020, we had $38 and $36, respectively, reserved for these claims. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2020 and September 30, 2020, $6,114 and $5,464, respectively, of our outstanding letters of credit were utilized to collateralize our insurance program.

Surety

As of December 31, 2020, the estimated cost to complete our bonded projects was approximately $90,149. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At each of December 31, 2020 and September 30, 2020, $200 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. During the quarter ended December 31, 2020, we entered into an agreement to purchase $10,467 of copper wire over the next six months in the ordinary course of business.

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

Current operating and finance liabilities of $12,414 and $535, respectively, were included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets as of December 31, 2020. Non-current finance lease liabilities and finance lease right-of-use assets were included in the "Other non-current liabilities" and "Other non-current assets", respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of December 31, 2020 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2021	$9,698	$415	$10,113
2022	10,655	527	11,182
2023	7,437	525	7,962
2024	4,461	493	4,954
2025	2,822	290	3,112
Thereafter	4,506	7	4,513
Total undiscounted lease payments	$39,579	$2,257	$41,836
Less: imputed interest	3,258	217	3,475
Present value of lease liabilities	$36,321	$2,040	$38,361
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of December 31, 2020, is $6,986.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

Three Months Ended
December 31, 2020
Operating lease cost	$3,246
Finance lease cost
Amortization of lease assets	109
Interest on lease liabilities	23
Finance lease cost	132
Short-term lease cost	313
Variable lease cost	289
Total lease cost	$3,980

Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is summarized as follows:

Three Months Ended
December 31, 2020
Operating cash flows used for operating leases	$3,651
Operating cash flows used for finance leases	23
Right-of-use assets obtained in exchange for new operating lease liabilities	7,760
Right-of-use assets obtained in exchange for new finance lease liabilities	564

December 31, 2020
Weighted-average remaining lease term - operating leases	4.4 years
Weighted-average remaining lease term - finance leases	4.4 years
Weighted-average discount rate - operating leases	3.6%
Weighted-average discount rate - finance leases	4.8%

14. BUSINESS COMBINATIONS AND DIVESTITURES

2021

The Company completed three acquisitions during the three months ended December 31, 2020:

•Bayonet Plumbing, Heating and Air-Conditioning, LLC - On December 21, 2020, we acquired an 80% ownership interest in Bayonet, a Hudson, Florida-based provider of residential heating, ventilation and air conditioning (HVAC) and plumbing installation and maintenance services. The acquisition of Bayonet allows us to expand into the Florida market, while adding plumbing and HVAC to our service offerings. Bayonet is part of our Residential segment and continues to operate under the Bayonet name.

•Wedlake Fabricating, Inc. (“Wedlake”) - On November 19, 2020 we acquired Wedlake, a Tulsa, Oklahoma-based manufacturer of custom generator enclosures, that are primarily used by data centers and large commercial and industrial facilities. Wedlake is part of our Infrastructure Solutions segment and continues to operate under the Wedlake name. The acquisition of Wedlake will expand our generator enclosures business and our geographic footprint.

•K.E.P. Electric, Inc. (“KEP”) - On November 5, 2020, we acquired KEP, a Batavia, Ohio-based electrical contractor specializing in the design and installation of electrical systems for single-family housing and multi-family developments. The acquisition of KEP, which has operations in Ohio and Kentucky, will advance the expansion of our Residential service offerings into the Midwest. KEP is part of our Residential segment and continues to operate under the KEP name.

Total aggregate cash consideration for these acquisitions was $54,774, of which $5,799 was paid into escrow pending discharge of the acquired companies' indebtedness under the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the U.S. Small Business Administration. Loans made under the PPP are eligible to be forgiven if certain criteria are met. Each acquired entity completed its applications for forgiveness of the outstanding balance of their respective PPP loans prior to being acquired by us. If the PPP loans are forgiven in full, these funds will be released to the acquired entities, and under the terms of our agreement with the sellers, these funds will then be repaid to the sellers. If any of the PPP loans are not forgiven in full, funds will be paid from the escrow account to the respective lender in satisfaction of the unforgiven balance of such PPP loan. During the quarter ended December 31, 2020, one of the PPP loans was forgiven, and related escrowed funds were released. The remaining escrowed funds are included in Restricted Cash, with a corresponding payable to the sellers included in Accounts Payable and Accrued Expenses on our Condensed Consolidated Balance Sheets. In addition to the cash consideration, the purchase price also includes contingent consideration with respect to the acquisition of Bayonet of up to $4.5 million due in December 2023. Amounts to be paid are contingent on earnings achieved over a three year period, and will accrue interest on the $4.5 million at a rate of 3%, to be paid quarterly. This contingent liability was valued at $3,380 as of the date of the acquisition.

The Company accounted for the transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The preliminary purchase price allocations are subject to valuation activities that are currently underway; therefore, the allocation of purchase price is subject to change, and is expected to result in adjustments to the preliminary amounts recorded. The preliminary valuation of the assets acquired and liabilities assumed is as follows:

Current assets	$14,427
Property and equipment	5,013
Intangible assets	25,776
Goodwill	32,686
Current liabilities	(10,973)
Deferred tax liability	(1,361)
Noncontrolling interest	(10,794)
Net assets acquired	$54,774

With regard to goodwill, the balance is attributable to the workforce of the acquired businesses and other intangibles that do not qualify for separate recognition. In connection with these acquisitions, we acquired goodwill of $32,686 of which $18,081 is tax deductible.

The intangible assets acquired primarily consisted of Customer Relationships and Trade Names with a total weighted-average amortization period of 9.5 years.

These acquisitions contributed $9,217 in additional revenue and $845 in operating income during the three months ended December 31, 2020.

2020

We completed two acquisitions in 2020 for total aggregate cash consideration of $28,952. We acquired both Aerial Lighting & Electric, Inc. ("Aerial") and Plant Power & Control Systems, LLC ("PPCS") in February 2020.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma results of operations for the three months ended December 31, 2020 and 2019 are calculated as if each acquisition occurred as of October 1 of the fiscal year prior to consummation.

	Unaudited
	Three Months Ended December 31,
	2020	2019
Revenues	$332,999	$316,796
Net income attributable to IES Holdings, Inc.	$13,023	$11,778

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Part II, Item 8. “Financial Statements and Supplementary Data” as set forth in our Annual Report on Form 10-K for the year ended September 30, 2020, and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Part I, Item 1. “Business” of our Annual Report on Form 10-K for the year ended September 30, 2020, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, is a holding company that owns and manages operating subsidiaries that design and install integrated electrical and technology systems and provide infrastructure products and services across a variety of end markets, including data centers, residential housing, and commercial and industrial facilities. Our operations are currently organized into four principal business segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial.

Impact of COVID-19 on Our Business

The coronavirus disease 2019 (“COVID-19”) pandemic and related governmental responses have caused, and are likely to continue to cause, significant disruption to the economy, the operations of our customers and vendors, and the health of millions of individuals, including our employees and customers, across the markets in which we operate and beyond. As a result, COVID-19 has adversely affected, and is expected to continue to adversely affect, our business. State and local governments in most of the localities where we operate have deemed most of our business activities to be essential or critical, and therefore we are generally permitted to continue operating in those localities while “stay at home” orders are in effect during this pandemic. As a result, our primary focus has been, and continues to be, on protecting the health and safety of our employees and customers while maintaining the continuity of our operations. We have implemented operational and protective measures to protect our employees and customers, including screening for COVID-19 symptoms, providing personal protective equipment, increasing cleaning and sanitizing, and implementing physical distancing measures to the extent possible. While most of our facilities and job sites continue to operate, certain state and local governments have recently re-imposed certain orders that could cause more shutdowns. We have seen COVID-19 affect demand in some areas of our business, where construction or maintenance projects have been delayed; however, there are other areas in which we have seen an increase in demand, particularly as it relates to critical infrastructure for data centers and communications.

The COVID-19 pandemic and related governmental responses are constantly evolving and, therefore, continue to present potential new risks to our business. To date, the COVID-19 pandemic has had a number of adverse impacts on our results of operations, including as the result of delays in the awarding of new projects and the progress of existing projects. In addition, the pandemic has presented ongoing challenges to our operations, including the implementation of new and evolving health and safety protocols and responding to changing federal, state and local orders. Factors that we expect will continue to affect our results in the future include, but are not limited to, the potential impacts on our workforce of either illness or government orders forcing job sites to shut down and requiring employees to remain at home, a reduced demand for our services, increases in operating costs due to disruptions and personal protective equipment requirements, and limitations on the ability of our customers to pay us on a timely basis. We are continuing to monitor conditions affecting our business and will take actions as may be necessary to ensure the health and safety of our employees and to serve our customers. Please refer to Part I. Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2020 for further information.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Infrastructure Solutions, and Commercial & Industrial. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES Holdings, Inc., as well as the results of acquired businesses from the dates acquired.

	Three Months Ended December 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$314,838	100.0%	$276,043	100.0%
Cost of services	256,159	81.4%	225,828	81.8%
Gross profit	58,679	18.6%	50,215	18.2%
Selling, general and administrative expenses	42,786	13.6%	37,872	13.7%
Gain on sale of assets	(10)	—%	(36)	—%
Operating income	15,903	5.1%	12,379	4.5%
Interest and other (income) expense, net	54	—%	380	0.1%
Income from operations before income taxes	15,849	5.0%	11,999	4.3%
Provision for (benefit from) income taxes	3,639	1.2%	3,469	1.3%
Net income	12,210	3.9%	8,530	3.1%
Net income attributable to noncontrolling interest	(112)	—%	(28)	—%
Net income attributable to IES Holdings, Inc.	$12,098	3.8%	$8,502	3.1%

Consolidated revenues for the three months ended December 31, 2020, were $38.8 million higher than for the three months ended December 31, 2019, an increase of 14.1%, with increases at our Communications and Residential segments driven by strong demand and the increase at our Infrastructure Solutions segment driven by the contribution of businesses acquired subsequent to the first quarter of 2020. Revenues decreased at our Commercial & Industrial segment, where many of our markets remain highly competitive and have been more highly affected by COVID-19.

Consolidated gross profit for the three months ended December 31, 2020 increased $8.5 million compared to the three months ended December 31, 2019. Our overall gross profit percentage increased to 18.6% during the three months ended December 31, 2020, as compared to 18.2% during the three months ended December 31, 2019. Gross profit as a percentage of revenue increased at our Communications and Infrastructure Solutions segments, while decreasing at our Residential and Commercial & Industrial segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended December 31, 2020, our selling, general and administrative expenses were $42.8 million, an increase of $4.9 million, or 13.0%, over the three months ended December 31, 2019, driven largely by increased personnel costs at our Communications and Residential operating segments in connection with their growth, and by expenses incurred at businesses acquired subsequent to the first quarter of fiscal 2020. Selling, general and administrative expense as a percent of revenue decreased from 13.7% for the three months ended December 31, 2019, to 13.6% for the three months ended December 31, 2020.

Communications

	Three Months Ended December 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$98,356	100.0%	$84,289	100.0%
Cost of services	79,817	81.2%	68,722	81.5%
Gross profit	18,539	18.8%	15,567	18.5%
Selling, general and administrative expenses	9,341	9.5%	8,569	10.2%
Gain on sale of assets	—	—%	(9)	—%
Operating income	9,198	9.4%	7,007	8.3%

Revenues. Our Communications segment’s revenues increased by $14.1 million during the three months ended December 31, 2020, or 16.7%, compared to the three months ended December 31, 2019. The increase primarily resulted from increased demand driven by work on data centers and distribution centers.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2020 increased by $3.0 million compared to the three months ended December 31, 2019. Gross profit as a percentage of revenue increased from 18.5% to 18.8% as an increased volume of work allowed us to leverage our fixed costs and we benefited from an increase in higher margin fixed-price contracts.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $0.8 million, or 9.0%, during the three months ended December 31, 2020, compared to the three months ended December 31, 2019. The increase is a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation expense in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 9.5% during the three months ended December 31, 2020, compared to 10.2% for the three months ended December 31, 2019, as we have leveraged our fixed costs.

Residential

	Three Months Ended December 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$119,491	100.0%	$92,728	100.0%
Cost of services	95,963	80.3%	72,585	78.3%
Gross profit	23,528	19.7%	20,143	21.7%
Selling, general and administrative expenses	17,327	14.5%	13,720	14.8%
Operating income	6,201	5.2%	6,423	6.9%

Revenues. Our Residential segment’s revenues increased by $26.8 million, or 28.9%, during the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase was driven by our single-family business, where revenues increased by $17.3 million for the three months ended December 31, 2020, compared to the three months ended December 31, 2019, driven by strong demand for single-family housing. Multi-family and other revenue also increased by $9.5 million. Businesses acquired subsequent to the first quarter of fiscal 2020 contributed revenue of $12.1 million for the three months ended December 31, 2020. Excluding the impact of acquired businesses, our Residential segment's revenues grew by 15.9% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019.

Gross Profit. During the three months ended December 31, 2020, our Residential segment's gross profit increased by $3.4 million, or 16.8%, compared to the three months ended December 31, 2019. The increase in gross profit was driven primarily by higher volumes, partly offset by increased commodity prices. Gross profit as a percentage of revenue decreased to 19.7% during the three months ended December 31, 2020, from 21.7% for the three months ended December 31, 2019, as a result of increased commodity prices.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $3.6 million, or 26.3%, during the three months ended December 31, 2020, compared to the three months ended December 31, 2019, primarily as a result of selling, general and administrative expenses incurred at acquired businesses, including amortization of intangible assets. Selling, general and administrative expenses as a percentage of revenue in the Residential segment decreased to 14.5% of segment revenue during the three months ended December 31, 2020, compared to 14.8% in the three months ended December 31, 2019.

Infrastructure Solutions

	Three Months Ended December 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$34,401	100.0%	$31,283	100.0%
Cost of services	23,464	68.2%	23,513	75.2%
Gross profit	10,937	31.8%	7,770	24.8%
Selling, general and administrative expenses	5,611	16.3%	4,493	14.4%
Loss on sale of assets	(1)	—%	—	—%
Operating income	5,327	15.5%	3,277	10.5%

Revenues. Revenues in our Infrastructure Solutions segment increased $3.1 million during the three months ended December 31, 2020, an increase of 10.0% compared to the three months ended December 31, 2019. The increase in revenue was driven primarily by the contribution of businesses acquired subsequent to the first quarter of fiscal 2020; these businesses contributed revenue of $6.2 million for the three months ended December 31, 2020.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended December 31, 2020 increased $3.2 million as compared to the three months ended December 31, 2019, reflecting the contribution of businesses acquired subsequent to the first quarter of fiscal 2020, improved efficiency in our custom power solutions business, and workers' compensation relief received from the State of Ohio. Gross profit as a percentage of revenue increased from 24.8% to 31.8%, as we benefited from operational efficiencies and the reduction in workers' compensation expense.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended December 31, 2020 increased $1.1 million when compared to the three months ended December 31, 2019, primarily as a result of expense incurred at businesses acquired subsequent to the first quarter of fiscal 2020, including amortization of intangible assets. Selling, general and administrative expenses as a percent of revenue increased from 14.4% to 16.3%.

Commercial & Industrial

	Three Months Ended December 31,
	2020		2019
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$62,590	100.0%	$67,743	100.0%
Cost of services	56,915	90.9%	61,008	90.1%
Gross profit	5,675	9.1%	6,735	9.9%
Selling, general and administrative expenses	6,424	10.3%	7,288	10.8%
Gain on sale of assets	(9)	—%	(27)	—%
Operating income	(740)	(1.2)%	(526)	(0.8)%

Revenues. Revenues in our Commercial & Industrial segment decreased $5.2 million, or 7.6%, during the three months ended December 31, 2020, compared to the three months ended December 31, 2019. Our Commercial & Industrial segment continues to be affected by the ongoing COVID-19 pandemic, which resulted in delays in awarding new projects and decreased demand for new construction in certain sectors we serve. This market remains highly competitive.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2020, decreased by $1.1 million, as compared to the three months ended December 31, 2019.While we have adjusted our cost structure in response to a highly competitive market and a decrease in demand, we have continued to experience inefficiencies on certain projects.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2020 decreased $0.9 million, or 11.8%, compared to the three months ended December 31, 2019. As demand in the segment has decreased, we continue to focus on controlling costs.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended December 31,
	2020	2019
	(In thousands)
Interest expense	$126	$138
Deferred financing charges	46	101
Total interest expense	172	239
Other (income) expense, net	(118)	141
Total interest and other expense, net	$54	$380

During the three months ended December 31, 2020, we incurred interest expense of $0.2 million primarily comprised of interest expense from our revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and fees on an average letter of credit balance of $6.2 million under our revolving credit facility and an average unused line of credit balance of $90.5 million. This compares to interest expense of $0.2 million for the three months ended December 31, 2019, primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $7.0 million under our revolving credit facility and an average unused line of credit balance of $93.0 million.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $3.6 million for the three months ended December 31, 2020, compared to $3.5 million for the three months ended December 31, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements included in this report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our Condensed Consolidated Financial Statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates.

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

	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Remaining performance obligations	$525	$505	$523	$469
Agreements without an enforceable obligation (1)	107	97	74	118
Backlog	$632	$602	$597	$587
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

WORKING CAPITAL

During the three months ended December 31, 2020, working capital exclusive of cash and restricted cash increased by $2.4 million from September 30, 2020, reflecting a $8.9 million increase in current assets excluding cash and a $6.6 million increase in current liabilities during the period.

During the three months ended December 31, 2020, our current assets exclusive of cash and restricted cash increased to $326.8 million, as compared to $317.9 million as of September 30, 2020, primarily as a result of inventory acquired in business combinations. A seasonal decrease in accounts receivable was largely offset by the addition of accounts receivable at acquired businesses. Days sales outstanding remained flat at 61 for both December 31, 2020 and September 30, 2020. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the three months ended December 31, 2020, our total current liabilities increased by $6.6 million to $249.0 million, compared to $242.4 million as of September 30, 2020, primarily related to an increase in accounts payable and accrued liabilities. A seasonal decrease in accounts payable and accrued liabilities was largely offset by current liabilities at acquired businesses.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2020, the estimated cost to complete our bonded projects was approximately $90.1 million.

LIQUIDITY AND CAPITAL RESOURCES
The Revolving Credit Facility

We maintain a $100 million revolving credit facility pursuant to a credit agreement with Wells Fargo that matures on September 30, 2024 (as amended, the "Amended Credit Agreement").
The Amended Credit Agreement contains customary affirmative, negative and financial covenants as well as events of default.
As of December 31, 2020, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
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

At December 31, 2020, our Liquidity was $105.9 million, our Excess Availability was $78.7 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 9.2:1.0.

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

At December 31, 2020, we had $6.3 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $14.3 under our revolving credit facility.

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

Operating activities provided net cash of $20.3 million during the three months ended December 31, 2020, as compared to $11.0 million of net cash provided in the three months ended December 31, 2019. The increase in operating cash flow resulted from an increase in earnings offset by an increase in working capital to support the growth of our business.

Investing Activities

Net cash used in investing activities was $55.9 million for the three months ended December 31, 2020, compared to $1.3 million for the three months ended December 31, 2019. We used $54.8 million to complete three acquisitions during the three months ended December 31, 2020. We used cash of $1.2 million for capital expenditures in the three months ended December 31, 2020. For the three months ended December 31, 2019, we used $1.4 million of cash for the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2020 was $14.2 million, compared to a use of $1.3 million for the three months ended December 31, 2019. For the three months ended December 31, 2020, we borrowed $25.1 million and repaid $10.1 million on our revolving credit facility. Net cash used by financing activities also included $0.7 million used to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation. For the three months ended December 31, 2019, we borrowed and repaid $104.2 million on our revolving credit facility. Additionally, we used $0.9 million for market repurchases under our stock repurchase plan as well as to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, our Board authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company's common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased no shares pursuant to this program during the three months ended December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. During the quarter ended December 31, 2020, we entered into an agreement to purchase $10,467 of copper wire over the next six months in the ordinary course of business. There have been no other material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding borrowings under our revolving credit facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and our risk factors in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Interest Rate Risk

We are subject to interest rate risk on floating interest rate borrowings under our revolving credit facility. If LIBOR or its replacement benchmark were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. In July 2017, the Financial conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark after 2021 to allow for an orderly transition to an alternative reference rate. Our Amended Credit Agreement provides for a mechanism to amend the facility to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of the LIBOR interest rate. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates.

All of the long-term debt outstanding under our revolving credit facility is structured on floating rate terms. A one percentage point increase in the interest rate on our long-term debt outstanding under the credit facility as of December 31, 2020 would cause a $0.2 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2020:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan as of December 31, 2020 (2)
October 1, 2020 – October 31, 2020	1,579	37.93	—	993,825
November 1, 2020 – November 30, 2020	—	—	—	993,825
December 1, 2020 – December 31, 2020	15,303	41.53	—	993,825
Total	16,882	41.19	—	993,825

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2021.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)