Form 10-Q
period 2021-03-31
IES Holdings, Inc.
filed 2021-04-30
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 28, 2021, there were 20,840,382 shares of common stock outstanding.

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	March 31,	September 30,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,520	$53,577
Restricted cash	4,813	—
Accounts receivable:
Trade, net of allowance of $1,064 and $2,613, respectively	208,784	213,016
Retainage	36,806	40,878
Inventories	38,908	24,889
Costs and estimated earnings in excess of billings	24,239	29,937
Prepaid expenses and other current assets	14,692	9,153
Total current assets	365,762	371,450
Property and equipment, net	28,731	24,589
Goodwill	75,327	53,763
Intangible assets, net	73,325	39,357
Deferred tax assets	25,531	33,803
Operating right of use assets	40,372	31,786
Other non-current assets	6,604	5,780
Total assets	$615,652	$560,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	191,328	186,710
Billings in excess of costs and estimated earnings	60,257	55,739
Total current liabilities	251,585	242,449
Long-term debt	140	217
Operating long-term lease liabilities	26,923	20,530
Other non-current liabilities	14,840	12,215
Total liabilities	293,488	275,411
Noncontrolling interest	13,629	1,804
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,838,844 and 20,762,395 outstanding, respectively	220	220
Treasury stock, at cost, 1,210,685 and 1,287,134 shares, respectively	(23,639)	(24,499)
Additional paid-in capital	200,732	200,587
Retained earnings	131,222	107,005
Total stockholders’ equity	308,535	283,313
Total liabilities and stockholders’ equity	$615,652	$560,528

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$331,961	$291,277
Cost of services	267,087	240,013
Gross profit	64,874	51,264
Selling, general and administrative expenses	47,655	42,036
Contingent consideration	73	—
Loss (gain) on sale of assets	18	(1)
Operating income	17,128	9,229
Interest and other (income) expense:
Interest expense	225	320
Other (income) expense, net	(51)	268
Income from operations before income taxes	16,954	8,641
Provision for income taxes	3,611	2,428
Net income	13,343	6,213
Net (income) loss attributable to noncontrolling interest	(507)	18
Comprehensive income attributable to IES Holdings, Inc.	$12,836	$6,231

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.59	$0.30
Diluted	$0.58	$0.29

Shares used in the computation of earnings per share:
Basic	20,780,006	20,847,245
Diluted	21,071,059	21,122,310

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Six Months Ended March 31,
	2021	2020
Revenues	$646,799	$567,320
Cost of services	523,246	465,841
Gross profit	123,553	101,479
Selling, general and administrative expenses	90,441	79,908
Contingent consideration	73	—
Loss (gain) on sale of assets	8	(37)
Operating income	33,031	21,608
Interest and other (income) expense:
Interest expense	397	559
Other (income) expense, net	(169)	409
Income from operations before income taxes	32,803	20,640
Provision for income taxes	7,250	5,897
Net income	25,553	14,743
Net income attributable to noncontrolling interest	(619)	(10)
Comprehensive income attributable to IES Holdings, Inc.	$24,934	$14,733

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$1.18	$0.70
Diluted	$1.16	$0.69

Shares used in the computation of earnings (loss) per share:
Basic	20,756,879	20,865,460
Diluted	21,059,088	21,132,519

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
BALANCE, December 31, 2020	22,049,529	$220	(1,279,545)	$(24,984)	$201,219	$119,007	$295,462
Issuances under compensation plans	—	—	68,860	1,345	(1,345)	—	—
Non-cash compensation	—	—	—	—	858	—	858
Increase in noncontrolling interest	—	—	—	—	—	(621)	(621)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	12,836	12,836
BALANCE, March 31, 2021	22,049,529	$220	(1,210,685)	$(23,639)	$200,732	$131,222	$308,535

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, December 31, 2019	22,049,529	$220	(826,353)	$(11,998)	$192,499	$74,057	$254,778
Issuances under compensation plans	—	—	21,171	308	(308)	—	—
Acquisition of treasury stock	—	—	(178,431)	(4,037)	—	—	(4,037)
Options exercised	—	—	5,750	84	(50)	—	34
Non-cash compensation	—	—	—	—	754	—	754
Decrease in noncontrolling interest	—	—	—	—	—	45	45
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	6,231	6,231
BALANCE, March 31, 2020	22,049,529	$220	(977,863)	$(15,643)	$192,895	$80,333	$257,805

	Six Months Ended March 31, 2021
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2020	22,049,529	$220	(1,287,134)	$(24,499)	$200,587	$107,005	$283,313
Issuances under compensation plans	—	—	107,327	2,086	(2,086)	—	—
Acquisition of treasury stock	—	—	(30,878)	(1,226)	531	—	(695)
Non-cash compensation	—	—		—	1,700	—	1,700
Increase in noncontrolling interest	—	—	—	—	—	(503)	(503)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(214)	(214)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	24,934	24,934
BALANCE, March 31, 2021	22,049,529	$220	(1,210,685)	$(23,639)	$200,732	$131,222	$308,535

	Six Months Ended March 31, 2020
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2019	22,049,529	$220	(884,518)	$(12,483)	$192,911	$65,600	$246,248
Issuances under compensation plans	—	—	116,580	1,650	(1,650)	—	—
Acquisition of treasury stock	—	—	(215,675)	(4,894)	—		(4,894)
Options exercised	—	—	5,750	84	(50)	—	34
Non-cash compensation	—	—	—	—	1,684	—	1,684
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	14,733	14,733
BALANCE, March 31, 2020	22,049,529	$220	(977,863)	$(15,643)	$192,895	$80,333	$257,805

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,553	$14,743
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	61	281
Deferred financing cost amortization	94	204
Depreciation and amortization	9,848	5,597
Loss (gain) on sale of assets	8	(37)
Non-cash compensation expense	1,700	1,684
Deferred income taxes	5,433	4,543
Changes in operating assets and liabilities:
Accounts receivable	11,943	8,595
Inventories	(9,771)	(220)
Costs and estimated earnings in excess of billings	5,699	2,847
Prepaid expenses and other current assets	1,053	(8,942)
Other non-current assets	(83)	1,543
Accounts payable and accrued expenses	(9,324)	(2,035)
Billings in excess of costs and estimated earnings	4,518	4,113
Other non-current liabilities	1,626	(195)
Net cash provided by operating activities	48,358	32,721
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,004)	(2,898)
Proceeds from sale of assets	68	53
Cash paid in conjunction with business combinations	(55,468)	(28,952)
Net cash used in investing activities	(58,404)	(31,797)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	584,483	592,422
Repayments of debt	(584,495)	(563,093)
Cash paid for finance leases	(240)	(71)
Distribution to noncontrolling interest	(251)	(457)
Purchase of treasury stock	(695)	(4,894)
Options exercised	—	34
Net cash provided by (used in) financing activities	(1,198)	23,941
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,244)	24,865
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	53,577	18,934
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$42,333	$43,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$262	$410
Cash paid for income taxes (net)	$2,182	$522

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
(All Amounts in Thousands Except Share Amounts)
(Unaudited)
1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries that design and install integrated electrical and technology systems and provide infrastructure products and services across a variety of end-markets, including data centers, residential housing and commercial and industrial facilities. Our operations are organized into four principal business segments, based upon the nature of our services:

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

Seasonality and Quarterly Fluctuations

Results of operations from our Residential segment can be seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues generated during fall and winter. The Commercial & Industrial, Communications and Infrastructure Solutions segments of our business are less subject to seasonal trends, as work in these segments generally is performed inside structures protected from the weather, although weather can still impact these businesses, especially in the early stages of projects. From quarter to quarter, results for our Communications, Residential, and Commercial & Industrial segments may be materially affected by the timing of new construction projects, and our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results for our Infrastructure Solutions segment may be affected by the timing of outages at our customers’ facilities. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

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

Noncontrolling Interest

In connection with our acquisitions of Bayonet Plumbing, Heating and Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, NEXT Electric, LLC in fiscal 2017, and STR Mechanical, LLC in fiscal 2016, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of these interests had been redeemable at March 31, 2021, the redemption amount would have been $12,874. During the three and six months ended March 31, 2021, we recorded a valuation adjustment to the balance sheet carrying value of noncontrolling interest of $621 and $503, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in accounting for business combinations and analyzing goodwill, investments, intangible assets and long-lived asset impairments and adjustments, allowance for credit losses, stock-based compensation, reserves for legal matters, realizability of deferred tax assets, unrecognized tax benefits and self-insured claims liabilities and related reserves.

Restricted Cash

Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. As of March 31, 2021, the Company's restricted cash balances of $4,813 represents cash in escrow for the repayment of a Paycheck Protection Program loan assumed in connection with a business combination completed during the six months ended March 31, 2021. Pending the outcome of an application for loan forgiveness, the cash in escrow will either be used to repay the loan or, if forgiveness is approved, will be paid to the selling shareholders of the acquired entity.

Accounting Standards Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses, with further clarifications made in April 2019 and May 2019 with the issuances of Accounting Standard Updates No. 2019-04 and 2019-05. This update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We adopted this standard on October 1, 2020, using a modified retrospective transition method through a cumulative-effect adjustment to beginning retained earnings in the period of adoption. As a result, we recorded an increase in the Allowance for Credit Losses of $284, an increase to Deferred Tax Assets of $70, and an increase of $214 to retained earnings.

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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 56 percent of the Company’s outstanding common stock according to a Form 4 filed by Tontine with the SEC on March 11, 2021. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Costs of Obtaining a Contract

In certain of our operations, we incur commission costs related to entering into a contract that we only incurred because of that contract. When this occurs, we capitalize that cost and amortize it over the expected term of the contract. At March 31, 2021, we had capitalized commission costs of $94.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. When significant pre-contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three and six months ended March 31, 2021 and 2020 was derived from the following activities. See details in the following tables:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Communications	$94,886	$95,990	$193,242	$180,279
Residential
Single-family	100,476	58,958	172,602	113,832
Multi-family and Other	49,860	41,069	97,225	78,923
Total Residential	150,336	100,027	269,827	192,755
Infrastructure Solutions
Industrial Services	10,548	10,724	20,588	21,835
Custom Power Solutions	24,168	18,576	48,529	38,748
Total Infrastructure Solutions	34,716	29,300	69,117	60,583
Commercial & Industrial	52,023	65,960	114,613	133,703
Total Revenue	$331,961	$291,277	$646,799	$567,320

	Three Months Ended March 31, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$68,551	$150,336	$32,959	$49,003	$300,849
Time-and-material	26,335	—	1,757	3,020	31,112
Total revenue	$94,886	$150,336	$34,716	$52,023	$331,961

	Three Months Ended March 31, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$71,377	$100,027	$29,276	$62,779	$263,459
Time-and-material	24,613	—	24	3,181	27,818
Total revenue	$95,990	$100,027	$29,300	$65,960	$291,277

	Six Months Ended March 31, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$144,565	$269,827	$65,623	$109,690	$589,705
Time-and-material	48,677	—	3,494	4,923	57,094
Total revenue	$193,242	$269,827	$69,117	$114,613	$646,799

	Six Months Ended March 31, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$133,404	$192,755	$58,767	$126,614	$511,540
Time-and-material	46,875	—	1,816	7,089	55,780
Total revenue	$180,279	$192,755	$60,583	$133,703	$567,320

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of March 31, 2021, Accounts receivable included $12,302 of unbilled receivables for which we have an unconditional right to bill.

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

During the three months ended March 31, 2021 and 2020, we recognized revenue of $28,385 and $21,473 related to our contract liabilities at January 1, 2021 and 2020, respectively. During the six months ended March 31, 2021 and 2020, we recognized revenue of $33,740 and $26,403 related to our contract liabilities at October 1, 2020 and 2019, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the three and six months ended March 31, 2021 or 2020.
Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At March 31, 2021, we had remaining performance obligations of $613,893. The Company expects to recognize revenue on approximately $458,306 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the three and six months ended March 31, 2021, net revenue recognized from our performance obligations satisfied in previous periods was not material.
4.  DEBT

At March 31, 2021 and September 30, 2020, we had zero and $12, respectively, in borrowings outstanding under our revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo"), and long-term debt related to loans on capital expenditures of $140 and $205, respectively. At March 31, 2021, we also had $6,964 in outstanding letters of credit and total availability of $93,036 under our revolving credit facility without triggering our financial covenants under the Amended Credit Agreement (as defined below).

The Company maintains a $100 million revolving credit facility that matures on September 30, 2024, pursuant to our Second Amended and Restated Credit and Security Agreement with Wells Fargo (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement contains customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2020. As of March 31, 2021, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to common stockholders of IES Holdings, Inc.	$12,207	$6,175
Increase (decrease) in noncontrolling interest	621	(45)
Net income attributable to restricted stockholders of IES Holdings, Inc.	8	101
Net income attributable to IES Holdings, Inc.	$12,836	$6,231

Denominator:
Weighted average common shares outstanding — basic	20,780,006	20,847,245
Effect of dilutive stock options and non-vested securities	291,053	275,065
Weighted average common and common equivalent shares outstanding — diluted	21,071,059	21,122,310

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.59	$0.30
Diluted	$0.58	$0.29

	Six Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to common stockholders of IES Holdings, Inc.	$24,411	$14,510
Increase in noncontrolling interest	503	—
Net income attributable to restricted stockholders of IES Holdings, Inc.	20	223
Net income attributable to IES Holdings, Inc.	$24,934	$14,733

Denominator:
Weighted average common shares outstanding — basic	20,756,879	20,865,460
Effect of dilutive stock options and non-vested securities	302,209	267,059
Weighted average common and common equivalent shares outstanding — diluted	21,059,088	21,132,519

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$1.18	$0.70
Diluted	$1.16	$0.69

For the three and six months ended March 31, 2021 and 2020, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Segment information for the three and six months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$94,886	$150,336	$34,716	$52,023	$—	$331,961
Cost of services	75,339	120,146	25,161	46,441	—	267,087
Gross profit	19,547	30,190	9,555	5,582	—	64,874
Selling, general and administrative	9,615	21,609	6,242	6,744	3,445	47,655
Contingent consideration	—	73	—	—	—	73
Loss (gain) on sale of assets	—	52	(26)	(8)	—	18
Operating income (loss)	$9,932	$8,456	$3,339	$(1,154)	$(3,445)	$17,128
Other data:
Depreciation and amortization expense	$347	$3,205	$1,554	$683	$39	$5,828
Capital expenditures	$133	$1,040	$163	$397	$89	$1,822
Total assets	$128,568	$215,399	$134,037	$69,405	$68,243	$615,652

	Three Months Ended March 31, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$95,990	$100,027	$29,300	$65,960	$—	$291,277
Cost of services	79,352	77,114	22,055	61,492	—	240,013
Gross profit	16,638	22,913	7,245	4,468	—	51,264
Selling, general and administrative	9,419	15,754	4,918	8,586	3,359	42,036
Gain on sale of assets	—	—	—	(1)	—	(1)
Operating income (loss)	$7,219	$7,159	$2,327	$(4,117)	$(3,359)	$9,229
Other data:
Depreciation and amortization expense	$343	$431	$1,754	$689	$18	$3,235
Capital expenditures	$186	$657	$153	$212	$299	$1,507
Total assets	$126,871	$101,246	$127,426	$75,075	$95,726	$526,344

	Six Months Ended March 31, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$193,242	$269,827	$69,117	$114,613	$—	$646,799
Cost of services	155,156	216,109	48,625	103,356	—	523,246
Gross profit	38,086	53,718	20,492	11,257	—	123,553
Selling, general and administrative	18,956	38,936	11,853	13,168	7,528	90,441
Contingent consideration	—	73	—	—	—	73
Loss (gain) on sale of assets	—	52	(27)	(17)	—	8
Operating income (loss)	$19,130	$14,657	$8,666	$(1,894)	$(7,528)	$33,031
Other data:
Depreciation and amortization expense	$694	$4,709	$2,995	$1,377	$73	$9,848
Capital expenditures	$265	$1,477	$508	$665	$89	$3,004
Total assets	$128,568	$215,399	$134,037	$69,405	$68,243	$615,652

	Six Months Ended March 31, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$180,279	$192,755	$60,583	$133,703	$—	$567,320
Cost of services	148,074	149,699	45,568	122,500	—	465,841
Gross profit	32,205	43,056	15,015	11,203	—	101,479
Selling, general and administrative	17,988	29,474	9,411	15,874	7,161	79,908
Gain on sale of assets	(9)	—	—	(28)	—	(37)
Operating income (loss)	$14,226	$13,582	$5,604	$(4,643)	$(7,161)	$21,608
Other data:
Depreciation and amortization expense	$680	$641	$2,874	$1,365	$37	$5,597
Capital expenditures	$468	$869	$590	$672	$299	$2,898
Total assets	$126,871	$101,246	$127,426	$75,075	$95,726	$526,344

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 828,238 shares were available for issuance at March 31, 2021.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, our Board authorized the repurchase from time to time of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased no shares of our common stock during the three and six months ended March 31, 2021. We repurchased 178,431 and 198,248 shares, respectively, of our common stock during the three and six months ended March 31, 2020 in open market transactions at an average price of $22.60 and $22.59, respectively, per share.

Treasury Stock

During the six months ended March 31, 2021, we issued 38,087 shares of common stock from treasury stock to employees and repurchased 16,882 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. In addition, 13,996 restricted shares were forfeited by certain former employees upon their departure and returned to treasury stock. We also issued 380 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation, and we issued 68,860 shares from treasury stock to satisfy the vesting of Director PSUs (as defined below) in conjunction with the departure of a board member.

During the six months ended March 31, 2020, we issued 113,408 shares of common stock from treasury stock to employees and repurchased 17,427 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also issued 3,172 unrestricted shares of common stock from treasury to members of our Board of Directors as part of their overall compensation and 5,750 unrestricted shares of common stock from treasury stock to satisfy the exercise of outstanding options. In addition, we repurchased 198,248 shares of common stock on the open market pursuant to our stock repurchase program.

Restricted Stock

We granted no restricted shares to executives during the six months ended March 31, 2021. Of the awards previously granted, 8,183 shares vested and 13,996 shares were forfeited by certain former employees upon their departure. The remaining restricted shares either vest subject to the achievement of specified levels of cumulative net income before taxes or vest based on the passage of time. During the three months ended March 31, 2021 and 2020, we recognized $36 and $429, respectively, in compensation expense related to all restricted stock awards. During the six months ended March 31, 2021 and 2020, we recognized $74 and $795, respectively, in compensation expense related to all restricted stock awards. At March 31, 2021, the unamortized compensation cost related to outstanding unvested restricted stock was $238.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These Director PSUs are contractual rights to receive one share of the Company's common stock and are paid via unrestricted stock grants to each director upon their departure from the Board of Directors, or upon a change in control. We record compensation expense for the full value of the grant on the date of grant. During the three months ended March 31, 2021 and 2020, we recognized $90 and $96, respectively, in compensation expense related to these grants. During the six months ended March 31, 2021 and 2020, we recognized $186 and $197, respectively, in compensation expense related to these grants.

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

As of March 31, 2021, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 291,586 shares of common stock. Of the Employee PSUs granted, 114,067 Employee PSUs have been forfeited, and 87,769 have vested. During the three months ended March 31, 2021 and 2020, we recognized $711 and $187, respectively, in compensation expense related to Employee PSU grants. During the six months ended March 31, 2021 and 2020, we recognized $1,408 and $615, respectively, in compensation expense related to Employee PSU grants.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. During the three months ended March 31, 2021 and 2020, we recognized $773 and $697, respectively, in matching expense. During the six months ended March 31, 2021 and 2020, we recognized $1,479 and $1,082, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $601 and $719 recorded as of March 31, 2021 and September 30, 2020, respectively, related to such plans.

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

At March 31, 2021, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	March 31, 2021
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$892	$892	$—
Executive savings plan liabilities	(765)	(765)	—
Contingent consideration	4,147	—	4,147
Total	$4,274	$127	$4,147

	September 30, 2020
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$766	$766	$—
Executive savings plan liabilities	(644)	(644)	—
Total	$122	$122	$—

We entered into a contingent consideration arrangement related to the acquisition of Bayonet. At March 31, 2021, we estimated the fair value of this contingent consideration liability at $4,147. The table below presents the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2020	$—
Acquisitions	4,074
Net adjustments to fair value	73
Fair value at March 31, 2021	$4,147

10. INVENTORY

Inventories consist of the following components:

	March 31,	September 30,
	2021	2020
Raw materials	$4,509	$3,232
Work in process	5,540	4,894
Finished goods	1,599	1,186
Parts and supplies	27,260	15,577
Total inventories	$38,908	$24,889

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment for the six months ended March 31, 2021:

	Communications	Residential	Infrastructure Solutions	Total
Goodwill at September 30, 2020	$2,816	$16,219	$34,728	$53,763
Acquisitions	—	18,201	3,363	21,564
Goodwill at March 31, 2021	$2,816	$34,420	$38,091	$75,327

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			March 31, 2021
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$12,194	$(2,236)	$9,958
Technical library	20			400	(151)	249
Customer relationships	6	-	15	80,379	(18,486)	61,893
Non-competition arrangements	5			40	(21)	19
Backlog and construction contracts	1			4,957	(3,751)	1,206
Total intangible assets				$97,970	$(24,645)	$73,325

	Estimated Useful Lives (in Years)			September 30, 2020
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$7,754	$(1,741)	$6,013
Technical library	20			400	(141)	259
Customer relationships	6	-	15	46,449	(14,900)	31,549
Non-competition arrangements	5			40	(17)	23
Backlog and construction contracts	1			3,383	(1,870)	1,513
Total intangible assets				$58,026	$(18,669)	$39,357

12. COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. We maintain various insurance coverages to minimize financial risk associated with these proceedings. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows. With respect to all such proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We expense routine legal costs related to these proceedings as they are incurred. As of March 31, 2021, we did not have any material pending legal proceedings.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2021 and September 30, 2020, we had $6,136 and $6,254, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of March 31, 2021 and September 30, 2020, we had $37 and $36, respectively, reserved for these claims. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2021 and September 30, 2020, $6,764 and $5,464, respectively, of our outstanding letters of credit were utilized to collateralize our insurance program.

Surety

As of March 31, 2021, the estimated cost to complete our bonded projects was approximately $87,698. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At each of March 31, 2021 and September 30, 2020, $200 of our outstanding letters of credit were to collateralize our vendors.

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2021, we had commitments of $11,569 outstanding under agreements to purchase copper wire over the next four months in the ordinary course of business.
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

Current operating and finance liabilities of $13,256 and $613, respectively, as of March 31, 2021, and $11,056 and $418, respectively, as of September 30, 2020, were included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. Non-current finance lease liabilities and finance lease right-of-use assets were included in the "Other non-current liabilities" and "Other non-current assets", respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of March 31, 2021 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2021	$10,353	$475	$10,828
2022	11,349	613	11,962
2023	7,458	606	8,064
2024	4,701	561	5,262
2025	3,297	277	3,574
Thereafter	7,410	5	7,415
Total undiscounted lease payments	$44,568	$2,537	$47,105
Less: imputed interest	4,443	231	4,674
Present value of lease liabilities	$40,125	$2,306	$42,431
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of March 31, 2021, is $4,175.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended			Six Months Ended
	March 31, 2021	March 31, 2020		March 31, 2021	March 31, 2020
Operating lease cost	$3,804	$2,917	$0	$7,049	$5,940
Finance lease cost
Amortization of lease assets	133	60		242	60
Interest on lease liabilities	26	15		48	15
Finance lease cost	159	75		290	75
Short-term lease cost	237	279		550	475
Variable lease cost	343	251		634	428
Total lease cost	$4,543	$3,522		$8,523	$6,918

Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Operating cash flows used for operating leases	$3,654	$3,181	$7,649	$6,298
Operating cash flows used for finance leases	—	15	48	15
Right-of-use assets obtained in exchange for new operating lease liabilities	6,247	2,557	14,861	8,144
Right-of-use assets obtained in exchange for new finance lease liabilities	396	497	960	928

	March 31, 2021	September 30, 2020
Weighted-average remaining lease term - operating leases	4.9 years	4.3 years
Weighted-average remaining lease term - finance leases	4.2 years	4.4 years
Weighted-average discount rate - operating leases	3.8%	3.9%
Weighted-average discount rate - finance leases	4.7%	5.1%

14. BUSINESS COMBINATIONS AND DIVESTITURES

Fiscal 2021

The Company completed three acquisitions during the six months ended March 31, 2021:

•Bayonet Plumbing, Heating and Air-Conditioning, LLC ("Bayonet") - On December 21, 2020, we acquired an 80% ownership interest in Bayonet, a Hudson, Florida-based provider of residential heating, ventilation and air conditioning (HVAC) and plumbing installation and maintenance services. The acquisition of Bayonet allows us to expand into the Florida market, while adding plumbing and HVAC to our service offerings. Bayonet is part of our Residential segment and continues to operate under the Bayonet name.

•Wedlake Fabricating, Inc. (“Wedlake”) - On November 19, 2020 we acquired Wedlake, a Tulsa, Oklahoma-based manufacturer of custom generator enclosures that are primarily used by data centers and large commercial and industrial facilities. The acquisition of Wedlake will expand our generator enclosures business and our geographic footprint. Wedlake is part of our Infrastructure Solutions segment and continues to operate under the Wedlake name.

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

Total aggregate cash consideration for these acquisitions was $55,468, of which $5,799 was paid into escrow pending discharge of the acquired companies' indebtedness under the Paycheck Protection Program ("PPP") established by the Coronavirus Aid, Relief, and Economic Security Act and implemented by the U.S. Small Business Administration. Loans made under the PPP are eligible to be forgiven if certain criteria are met. Each acquired entity completed its application for forgiveness of the outstanding balance of their respective PPP loans prior to being acquired by us. If the PPP loans are forgiven in full, these funds will be released to the acquired entities, and under the terms of our agreement with the sellers, these funds will then be repaid to the sellers. If any of the PPP loans are not forgiven in full, funds will be paid from the escrow account to the respective lender in satisfaction of the unforgiven balance of such PPP loan. During the six months ended March 31, 2021, one of the PPP loans was forgiven, and related escrowed funds were released. The remaining escrowed funds are included in Restricted Cash, with a corresponding liability in Accounts Payable and Accrued Expenses on our Condensed Consolidated Balance Sheets.

In addition to the cash consideration, the purchase price also includes contingent consideration with respect to the acquisition of Bayonet of up to $4,500 due in December 2023. Amounts to be paid are contingent on earnings achieved over a three year period, and will accrue interest on the $4,500 at a rate of 3%, to be paid quarterly. This contingent liability was valued at $4,074 as of the date of the acquisition.

The Company accounted for the transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuations derived from the estimated fair value assessments and assumptions used by management are preliminary pending finalization of certain tangible and intangible asset valuations and assessment of deferred taxes. While management believes the preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed. This may result in further adjustments to the preliminary amounts recorded. The preliminary valuation of the assets acquired and liabilities assumed is as follows:

Current assets	$14,980
Property and equipment	4,867
Intangible assets	39,995
Goodwill	21,564
Operating right of use assets	296
Current liabilities	(12,027)
Operating long-term lease liability	(342)
Deferred tax liability	(3,071)
Noncontrolling interest	(10,794)
Net assets acquired	$55,468

With regard to goodwill, the balance is attributable to the workforce of the acquired businesses and other intangibles that do not qualify for separate recognition. In connection with these acquisitions, the preliminary estimate of acquired goodwill is $21,564 of which $11,329 is estimated to be tax deductible.

The intangible assets acquired primarily consisted of Customer Relationships and Trade Names with a total weighted-average amortization period of 6.2.

These acquisitions contributed $44,539 in additional revenue and $2,437 in operating income during the six months ended March 31, 2021.

Fiscal 2020

We completed two acquisitions in fiscal 2020 for total aggregate cash consideration of $28,952. We acquired both Aerial Lighting & Electric, Inc. ("Aerial") and Plant Power & Control Systems, LLC ("PPCS") in February 2020.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma results of operations for the three and six months ended March 31, 2021 and 2020 are calculated as if each acquisition occurred as of October 1 of the fiscal year prior to consummation.

	Unaudited
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenues	$331,961	$331,615	$670,132	$648,411
Net income attributable to IES Holdings, Inc.	$12,878	$9,321	$25,145	$19,212

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

Impact of COVID-19 and Current Market Conditions on Our Business

The coronavirus disease 2019 (“COVID-19”) pandemic and related governmental response continue to cause significant disruption to the economy, the operations of our customers and vendors, and the health of millions of individuals, including our employees and customers, across the markets in which we operate and beyond. As a result, COVID-19 has adversely affected, and is expected to continue to adversely affect, our business. Our primary focus has been, and continues to be, on protecting the health and safety of our employees and customers while maintaining the continuity of our operations. We have implemented operational and protective measures to safeguard our employees and customers, including screening for COVID-19 symptoms, providing personal protective equipment, increasing cleaning and sanitizing, and implementing physical distancing measures to the extent possible. While most of our facilities and job sites continue to operate, some are operating at reduced capacity. We have seen COVID-19 affect demand in some areas of our business, where construction or maintenance projects have been delayed or customers have deferred the start of new projects; however, there are other areas in which we have seen an increase in demand, particularly as it relates to critical infrastructure for data centers, distribution centers, and communications.

The COVID-19 pandemic and related responses are constantly evolving, and therefore, continue to present potential new risks to our business. To date, the COVID-19 pandemic has had a number of adverse impacts on our results of operations. While government restrictions on business activity have eased in some areas, the pandemic continues to present challenges to our operations, including the implementation and maintenance of evolving health and safety protocols. Factors that we expect will continue to affect our results in the future include, but are not limited to, the potential impacts on our workforce of either illness or the shut-down of job sites; a reduced demand for our services; increases in operating costs due to disruptions and personal protective equipment requirements and other increased employment-related costs; potential supply chain disruptions; and limitations on the ability of our customers to pay us on a timely basis. The pandemic may also exacerbate our vulnerability to security breaches, cyber-attacks, computer viruses, ransomware, or other similar events as a result of increased reliance on information technology systems, particularly as more of our employees are working remotely during the pandemic.

We are continuing to monitor conditions affecting our business and will take actions as may be necessary to protect the health and safety of our employees and to serve our customers. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition are difficult to predict and depend on numerous evolving factors outside our control including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; increases in COVID-19 case counts; any additional waves of the virus; availability of the vaccine and its ultimate efficacy on new variants of the virus; and the effect of the pandemic on short- and long-term general economic conditions.

Recently, we have experienced price increases in commodities such as copper and steel. Some materials, such as certain plastics, have also recently become more difficult to procure due to increased demand or limited availability. We seek to mitigate supply chain risk by maintaining relationships with multiple vendors, and to recoup higher materials costs through adjusted pricing. However, we may not be able to pass on all increased costs, and our suppliers may be unable to provide the materials we require. An inability to procure materials timely, or to reflect higher materials costs in our pricing to customers, could result in a loss of revenue or lower profit margins, and could have a significant impact on our operating results.

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

	Three Months Ended March 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$331,961	100.0%	$291,277	100.0%
Cost of services	267,087	80.5	240,013	82.4
Gross profit	64,874	19.5	51,264	17.6
Selling, general and administrative expenses	47,655	14.4	42,036	14.4
Contingent consideration	73	—	—	—
Loss (gain) on sale of assets	18	—	(1)	—
Operating income	17,128	5.2	9,229	3.2
Interest and other (income) expense, net	174	0.1	588	0.2
Income from operations before income taxes	16,954	5.1	8,641	3.0
Provision for income taxes	3,611	1.1	2,428	0.8
Net income	13,343	4.0	6,213	2.1
Net (income) loss attributable to noncontrolling interest	(507)	(0.2)	18	—
Net income attributable to IES Holdings, Inc.	$12,836	3.9%	$6,231	2.1%

Consolidated revenues for the three months ended March 31, 2021, were $40.7 million higher than for the three months ended March 31, 2020, an increase of 14.0%, with increases at our Residential and Infrastructure Solutions segments driven by strong demand and the contribution of businesses acquired subsequent to the second quarter of 2020. Revenues decreased at our Commercial & Industrial segment, where many of our markets remain highly competitive and have been more highly affected by COVID-19. Revenues also decreased slightly at our Communications segment.

Consolidated gross profit for the three months ended March 31, 2021 increased $13.6 million compared to the three months ended March 31, 2020. Our overall gross profit percentage increased to 19.5% during the three months ended March 31, 2021, as compared to 17.6% during the three months ended March 31, 2020. Gross profit as a percentage of revenue increased at our Communications, Infrastructure Solutions, and Commercial & Industrial segments, while decreasing at our Residential segment. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended March 31, 2021, our selling, general and administrative expenses were $47.7 million, an increase of $5.6 million, or 13.4%, over the three months ended March 31, 2020, driven largely by increased personnel costs at our Residential operating segment in connection with its growth, and by expenses incurred at businesses acquired subsequent to the second quarter of fiscal 2020. Selling, general and administrative expense as a percent of revenue remained flat at 14.4% for the three months ended March 31, 2020 and March 31, 2021.

	Six Months Ended March 31,
	2021		2020
	$	%	$	%

Revenues	$646,799	100.0%	$567,320	100.0%
Cost of services	523,246	80.9	465,841	82.1
Gross profit	123,553	19.1	101,479	17.9
Selling, general and administrative expenses	90,441	14.0	79,908	14.1
Contingent consideration	73	—	—	—
Loss (gain) on sale of assets	8	—	(37)	—
Operating income	33,031	5.1	21,608	3.8
Interest and other (income) expense, net	228	—	968	0.2
Income from operations before income taxes	32,803	5.1	20,640	3.6
Provision for income taxes	7,250	1.1	5,897	1.0
Net income (loss)	25,553	4.0	14,743	2.6
Net income attributable to noncontrolling interest	(619)	(0.1)	(10)	—
Net income (loss) attributable to IES Holdings, Inc.	$24,934	3.9%	$14,733	2.6%

Consolidated revenues for the six months ended March 31, 2021, were $79.5 million higher than for the six months ended March 31, 2020, an increase of 14.0%, with increases at our Communications, Residential, and Infrastructure Solutions segments, driven by strong demand and the contribution of acquired businesses. Revenues decreased at our Commercial & Industrial segment.

Our overall gross profit percentage increased to 19.1% during the six months ended March 31, 2021, as compared to 17.9% during the six months ended March 31, 2020. Gross profit as a percentage of revenue increased at our Communications, Infrastructure Solutions, and Commercial & Industrial segments, but decreased at our Residential segment. See further discussion below of changes in gross margin for our individual segments.

During the six months ended March 31, 2021, our selling, general and administrative expenses were $90.4 million, an increase of $10.5 million, or 13.2%, over the six months ended March 31, 2020, driven by increased personnel costs at our Communications and Residential operating segments in connection with their growth, as well as increased incentive compensation in connection with improved results at those segments, as well as the impact of businesses acquired subsequent to the second quarter of fiscal 2020. Selling, general and administrative expense as a percent of revenue decreased slightly from 14.1% for the six months ended March 31, 2020, to 14.0% for the six months ended March 31, 2021.

Communications

	Three Months Ended March 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$94,886	100.0%	$95,990	100.0%
Cost of services	75,339	79.4	79,352	82.7
Gross profit	19,547	20.6	16,638	17.3
Selling, general and administrative expenses	9,615	10.1	9,419	9.8
Operating income	$9,932	10.5%	$7,219	7.5%

Revenues. Our Communications segment’s revenues decreased by $1.1 million during the three months ended March 31, 2021, or 1.2%, compared to the three months ended March 31, 2020. In January 2021, certain of our customers, particularly in e-commerce and distribution center businesses, had a longer than typical post-holiday ramp-up to normal levels of activity, and in February 2021, we experienced interruptions to our operations related to severe winter weather across Texas and the Midwest.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2021 increased by $2.9 million compared to the three months ended March 31, 2020. Gross profit as a percentage of revenue increased from 17.3% to 20.6% as we benefited from improved operating efficiency.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $0.2 million, or 2.1%, during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase is a result of higher personnel cost, particularly related to higher incentive compensation expense in connection with improved profitability. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 10.1% during the three months ended March 31, 2021, compared to 9.8% for the three months ended March 31, 2020.

	Six Months Ended March 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$193,242	100.0%	$180,279	100.0%
Cost of services	155,156	80.3	148,074	82.1
Gross profit	38,086	19.7	32,205	17.9
Selling, general and administrative expenses	18,956	9.8	17,988	10.0
Gain on sale of assets	—	—	(9)	—
Operating income	$19,130	9.9%	$14,226	7.9%

Revenues. Our Communications segment's revenues increased by $13.0 million during the six months ended March 31, 2021, or 7.2%, compared to the six months ended March 31, 2020. The increase primarily resulted from increased demand from our data center and distribution center customers.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2021 increased $5.9 million, or 18.3%, as compared to the six months ended March 31, 2020. Gross profit as a percentage of revenue increased from 17.9% to 19.7%, as our margins benefited from the impact of an increased volume of work relative to our fixed costs, as well as an increase in higher margin fixed-price contracts.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $1.0 million, or 5.4%, during the six months ended March 31, 2021, compared to the six months ended March 31, 2020. The increase was a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation expense in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased marginally from 10.0% to 9.8% of segment revenue during the six months ended March 31, 2021, compared to the six months ended March 31, 2020.

Residential

	Three Months Ended March 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$150,336	100.0%	$100,027	100.0%
Cost of services	120,146	79.9	77,114	77.1
Gross profit	30,190	20.1	22,913	22.9
Selling, general and administrative expenses	21,609	14.4	15,754	15.7
Contingent consideration	73	—	—	—
Loss on sale of assets	52	—	—	—
Operating income	$8,456	5.6%	$7,159	7.2%

Revenues. Our Residential segment’s revenues increased by $50.3 million, or 50.3%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was driven by our single-family business, where revenues increased by $41.5 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, driven by strong demand for single-family housing. Multi-family and other revenue also increased by $8.8 million. Businesses acquired during fiscal 2020 and 2021 contributed $38.5 million of the total increase in revenue for the three months ended March 31, 2021 compared with the three months ended March 31, 2020. Excluding the impact of acquired businesses, our Residential segment's revenues grew by 12.0% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Gross Profit. During the three months ended March 31, 2021, our Residential segment's gross profit increased by $7.3 million, or 31.8%, compared to the three months ended March 31, 2020. The increase in gross profit was driven primarily by higher volumes, partly offset by increased commodity prices. Gross profit as a percentage of revenue decreased to 20.1% during the three months ended March 31, 2021, from 22.9% for the three months ended March 31, 2020, primarily as a result of increased commodity prices.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $5.9 million, or 37.2%, during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Selling, general and administrative expenses incurred at businesses acquired during fiscal 2020 and 2021, including amortization of intangible assets, contributed $4.9 million of the increase. The remaining increase was driven by higher personnel cost in connection with the growth of the business, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenue in the Residential segment decreased to 14.4% of segment revenue during the three months ended March 31, 2021, compared to 15.7% in the three months ended March 31, 2020.

	Six Months Ended March 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$269,827	100.0%	$192,755	100.0%
Cost of services	216,109	80.1	149,699	77.7
Gross profit	53,718	19.9	43,056	22.3
Selling, general and administrative expenses	38,936	14.4	29,474	15.3
Contingent consideration	73	—	—	—
Loss on sale of assets	52	—	—	—
Operating income	$14,657	5.4%	$13,582	7.0%

Revenues. Our Residential segment's revenues increased by $77.1 million, or 40.0%, during the six months ended March 31, 2021, compared to the six months ended March 31, 2020. The increase was driven by our single-family business, where revenues increased by $58.7 million for the six months ended March 31, 2021, compared with the six months ended March 31, 2020. Multi-family and other revenue also increased by $18.3 million. Businesses acquired in fiscal 2020 and fiscal 2021 contributed $50.6 million of the total increase in revenue for the six months ended March 31, 2021 compared with the six months ended March 31, 2020. Excluding the impact of acquired businesses, our Residential segment's revenues grew by 13.9% for the six months ended March 31, 2021.

Gross Profit. During the six months ended March 31, 2021, our Residential segment's gross profit increased by $10.7 million, or 24.8%, as compared to the six months ended March 30, 2020. The increase in gross profit was driven primarily by higher volumes, partly offset by increased commodity prices. Gross margin as a percentage of revenue decreased to 19.9% during the six months ended March 31, 2021, from 22.3% during the six months ended March 31, 2020, primarily as a result of higher commodity prices.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $9.5 million, or 32.1%, during the six months ended March 31, 2021, compared to the six months ended March 31, 2020. Selling, general and administrative expenses incurred at businesses acquired during fiscal 2020 and 2021, including amortization of intangible assets, contributed $6.8 million of the increase. The remaining increase was driven by higher personnel cost in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 14.4% of segment revenue during the six months ended March 31, 2021, from 15.3% during the six months ended March 31, 2020.

Infrastructure Solutions

	Three Months Ended March 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$34,716	100.0%	$29,300	100.0%
Cost of services	25,161	72.5	22,055	75.3
Gross profit	9,555	27.5	7,245	24.7
Selling, general and administrative expenses	6,242	18.0	4,918	16.8
Gain on sale of assets	(26)	(0.1)	—	—
Operating income	$3,339	9.6%	$2,327	7.9%

Revenues. Revenues in our Infrastructure Solutions segment increased $5.4 million during the three months ended March 31, 2021, an increase of 18.5% compared to the three months ended March 31, 2020. The increase in revenue was driven primarily by increased demand for our custom power solutions.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended March 31, 2021 increased $2.3 million as compared to the three months ended March 31, 2020, reflecting higher volume and improved efficiency in our custom power solutions business. Gross profit as a percentage of revenue increased from 24.7% to 27.5%, as we benefited from operational efficiencies.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended March 31, 2021 increased $1.3 million when compared to the three months ended March 31, 2020, primarily as a result of expense incurred at businesses acquired during fiscal 2020 and 2021, including amortization of intangible assets. Selling, general and administrative expenses as a percent of revenue increased from 16.8% to 18.0%.

	Six Months Ended March 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$69,117	100.0%	$60,583	100.0%
Cost of services	48,625	70.4	45,568	75.2
Gross profit	20,492	29.6	15,015	24.8
Selling, general and administrative expenses	11,853	17.1	9,411	15.5
Gain on sale of assets	(27)	—	—	—
Operating income	$8,666	12.5%	$5,604	9.3%

Revenues. Revenues in our Infrastructure Solutions segment increased $8.5 million, or 14.1%, during the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The increase in revenue was driven primarily by businesses acquired during fiscal 2020 and 2021, which contributed $7.5 million of the increase in revenue for the six months ended March 31, 2021 compared with the six months ended March 31, 2020. Increased demand for our custom power solutions was partially offset by lower revenue from our industrial services business. The demand for our motor repair services continues to be affected by reduced demand from customers in the steel industry, where production has been reduced.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the six months ended March 31, 2021 increased $5.5 million as compared to the six months ended March 31, 2020, primarily as a result of increased revenue from our acquired business, and also reflecting improved overall operational efficiencies. Gross profit as a percentage of revenues increased to 29.6% for the six months ended March 31, 2021 compared with 24.8% for the six months ended March 31, 2020, largely as the result of those efficiencies, as management has continued to focus on procurement, engineering, and quality.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the six months ended March 31, 2021 increased $2.4 million compared to the six months ended March 31, 2020, primarily as a result of expenses incurred at businesses acquired during fiscal 2020 and 2021, including amortization of intangible assets,. These businesses contributed $2.0 million of the increase for the six months ended March 31, 2021, compared with the six months ended March 31, 2020. Selling, general and administrative expenses as a percent of revenue increased from 15.5% for the six months ended March 31, 2020 to 17.1% for the six months ended March 31, 2021, primarily as a result of the increase in amortization expense.

Commercial & Industrial

	Three Months Ended March 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$52,023	100.0%	$65,960	100.0%
Cost of services	46,441	89.3	61,492	93.2
Gross profit	5,582	10.7	4,468	6.8
Selling, general and administrative expenses	6,744	13.0	8,586	13.0
Gain on sale of assets	(8)	—	(1)	—
Operating loss	$(1,154)	(2.2)%	$(4,117)	(6.2)%

Revenues. Revenues in our Commercial & Industrial segment decreased $13.9 million, or 21.1%, during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Our Commercial & Industrial segment continues to be affected by the ongoing COVID-19 pandemic, which resulted in delays in awarding new projects and decreased demand for new construction in certain sectors we serve. This market remains highly competitive.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2021, increased by $1.1 million, as compared to the three months ended March 31, 2020. We have adjusted our cost structure in response to a highly competitive market and a decrease in demand and have improved our procurement process and achieved operating efficiencies on certain projects. Gross profit as a percentage of revenue increased from 6.8% for the three months ended March 31, 2020, to 10.7% for the three months ended March 31, 2021.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2021 decreased $1.8 million, or 21.5%, compared to the three months ended March 31, 2020. The higher expenses in fiscal 2020 primarily reflected a write-off recorded in the quarter ended March 31, 2020 related to a commercial dispute, as well as costs incurred in 2020 to improve our procurement process. As demand in the segment has decreased, we continue to focus on controlling costs. Despite lower volumes, selling, general and administrative expenses as a percentage of revenue remained unchanged at 13.0% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

	Six Months Ended March 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$114,613	100.0%	$133,703	100.0%
Cost of services	103,356	90.2	122,500	91.6
Gross profit	11,257	9.8	11,203	8.4
Selling, general and administrative expenses	13,168	11.5	15,874	11.9
Gain on sale of assets	(17)	—	(28)	—
Operating loss	$(1,894)	(1.7)%	$(4,643)	(3.5)%

Revenues. Revenues in our Commercial & Industrial segment decreased $19.1 million during the six months ended March 31, 2021, or 14.3%, compared to the six months ended March 31, 2020. The decrease was largely driven by a reduction in time-and-material work, as well as lower demand for large, agricultural projects. The market for our Commercial & Industrial segment's services remains highly competitive, and disruptions caused by the COVID-19 pandemic have resulted in some delays in the awarding of new projects and the progress of certain existing projects, as well as decreased demand for new construction in certain sectors we serve.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2021 increased by $0.1 million, or 0.5%, as compared to the six months ended March 31, 2020. We have improved project efficiency and our procurement process, and as a result, gross profit as a percentage of revenue increased from 8.4% for the six months ended March 31, 2020, to 9.8% for the six months ended March 31, 2021.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2021 decreased $2.7 million, or 17.0%, compared to the six months ended March 31, 2020. The higher expense in fiscal 2020 primarily reflected a write-off recorded in the quarter ended March 31, 2020 related to a commercial dispute, as well as cost incurred in 2020 to improve our procurement process. Selling, general and administrative expenses as a percentage of revenue decreased despite lower volumes, from 11.9% for the six months ended March 31, 2020 to 11.5% for the six months ended March 31, 2021.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Interest expense	$177	$217
Deferred financing charges	48	103
Total interest expense	225	320
Other (income) expense, net	(51)	268
Total interest and other expense, net	$174	$588

During the three months ended March 31, 2021, we incurred interest expense of $0.2 million primarily comprised of interest expense from our revolving credit facility, fees on an average letter of credit balance of $6.4 million under our revolving credit facility and fees on an average unused line of credit balance of $87.7 million. This compares to interest expense of $0.3 million for the three months ended March 31, 2020, primarily comprised of interest expense from our revolving credit facility, fees on an average letter of credit balance of $7.2 million under our revolving credit facility and fees on an average unused line of credit balance of $83.3 million.

	Six Months Ended March 31,
	2021	2020
	(In thousands)
Interest expense	$303	$355
Deferred financing charges	94	204
Total interest expense	397	559
Other (income) expense, net	(169)	409
Total interest and other expense, net	$228	$968

During the six months ended March 31, 2021, we incurred interest expense of $0.4 million primarily comprised of interest expense from our revolving credit facility, fees on an average letter of credit balance of $6.3 million under our revolving credit facility and fees on an average unused line of credit balance of $89.1 million. This compares to interest expense of $0.6 million for the six months ended March 31, 2020, primarily comprised of interest expense from our revolving credit facility, fees on an average letter of credit balance of $7.1 million under our revolving credit facility and fees on an average unused line of credit balance of $88.2 million.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $3.6 million for the three months ended March 31, 2021, compared to income tax expense of $2.4 million for the three months ended March 31, 2020.

We recorded income tax expense of $7.3 million for the six months ended March 31, 2021, compared to income tax expense of $5.9 million for the six months ended March 31, 2020.

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

	March 31,	December 31,	September 30,	June 30,
	2021	2020	2020	2020
Remaining performance obligations	$614	$525	$505	$523
Agreements without an enforceable obligation (1)	93	107	97	74
Backlog	$707	$632	$602	$597
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

WORKING CAPITAL

During the six months ended March 31, 2021, working capital exclusive of cash and restricted cash decreased by $3.6 million from September 30, 2020, reflecting a $5.6 million increase in current assets excluding cash and a $9.1 million increase in current liabilities during the period.

During the six months ended March 31, 2021, our current assets exclusive of cash and restricted cash increased to $323.4 million, as compared to $317.9 million as of September 30, 2020, primarily as a result of inventory acquired in business combinations. A seasonal decrease in accounts receivable was largely offset by the addition of accounts receivable at acquired businesses. Days sales outstanding reduced to 55 at March 31, 2021 from 61 at September 30, 2020. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the six months ended March 31, 2021, our total current liabilities increased by $9.1 million to $251.6 million, compared to $242.4 million as of September 30, 2020, primarily related to an increase in accounts payable and accrued liabilities. A seasonal decrease in accounts payable and accrued liabilities was largely offset by current liabilities at acquired businesses.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2021, the estimated cost to complete our bonded projects was approximately $87.7 million.

LIQUIDITY AND CAPITAL RESOURCES
The Revolving Credit Facility

We maintain a $100 million revolving credit facility pursuant to a credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo") that matures on September 30, 2024 (as amended, the "Amended Credit Agreement").
The Amended Credit Agreement contains customary affirmative, negative and financial covenants as well as events of default.
As of March 31, 2021, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
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

At March 31, 2021, our Liquidity was $130.6 million, our Excess Availability was $93.0 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 18.3:1.0.

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

At March 31, 2021, we had $7.0 million in outstanding letters of credit with Wells Fargo and no outstanding borrowings under our revolving credit facility.

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

Operating activities provided net cash of $48.4 million during the six months ended March 31, 2021, as compared to $32.7 million of net cash provided in the six months ended March 31, 2020. The increase in operating cash flow resulted from an increase in earnings of $10.8 million combined with an increase in depreciation and amortization expense of $4.2 million during the six months ended March 31, 2021.

Investing Activities

Net cash used in investing activities was $58.4 million for the six months ended March 31, 2021, compared to $31.8 million for the six months ended March 31, 2020. We used $55.5 million for business acquisitions and $3.0 million for capital expenditures in the six months ended March 31, 2021. For the six months ended March 31, 2020, we used $29.0 million to complete two acquisitions and $2.9 million for capital expenditures.

Financing Activities

Net cash used in financing activities for the six months ended March 31, 2021 was $1.2 million, compared to $23.9 million provided by financing activities for the six months ended March 31, 2020. Net cash used by financing activities included $0.7 million used to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation. For the six months ended March 31, 2020, we drew $592.4 million and repaid $563.1 million on our revolving credit facility. Additionally, we used $4.9 million for market repurchases under our stock repurchase plan as well as to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, our Board authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company's common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased no shares pursuant to this program during the six months ended March 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2021, we had commitments of $11,569 outstanding under such agreements to purchase copper wire over the next four months in the ordinary course of business. There have been no other material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. If LIBOR or its replacement benchmark were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. However, as we have no long-term debt outstanding under our revolving credit facility as of March 31, 2021, we currently have no exposure to interest rate risk on our debt.

In July 2017, the Financial Conduct Authority (the “FCA”), the regulatory authority over LIBOR, stated that it would phase out LIBOR as a benchmark after 2021 to allow for an orderly transition to an alternative reference rate. In November 2020, the ICE Benchmark Administration (the “IBA”) announced that it intends to continue publishing LIBOR until the end of June 2023, beyond the previously announced 2021 cessation date. The IBA announcement was supported by announcements from the FCA and the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency (collectively, the “U.S. Regulators”). However, both the FCA and U.S. Regulators in their announcements also advised banks to cease entering into new contracts referencing LIBOR after December 2021. These announcements indicate that the continuation of LIBOR on the current basis may not be assured after 2021 and will not be assured beyond June 2023. In light of these recent announcements, the future of LIBOR at this time is uncertain, and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist.

In the United States, the Alternative Reference Rates Committee (the working group formed to recommend an alternative rate to LIBOR) has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. There can be no guarantee that SOFR will become a widely-accepted benchmark in place of LIBOR. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of SOFR as the replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on our floating rate indebtedness and financing costs under our revolving credit facility.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors

Except as set forth herein, there have been no material changes to the risk factors disclosed under Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could increase the costs for our shareholders to bring claims, discourage our shareholders from bringing claims, or limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our current or former directors, officers, employees or shareholders in such capacity.

In April 2021, we amended our bylaws to provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for claims, including derivative claims that are based upon a violation of a duty by a current or former director, officer, employee or shareholder in such capacity or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery. The exclusive forum provision may increase the costs for a shareholder to bring a claim or limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder finds favorable for disputes with us or our directors, officers, employees or shareholders in such capacity, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, the claims as to which they are intended to apply, then we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial position or results of operations. While the exclusive forum provision applies to state and federal law claims, our shareholders will not be deemed to have waived our compliance with, and the exclusive forum provision will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under, the federal securities laws, including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

On April 28, 2021, the Board of Directors of IES adopted an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws (as so amended and further restated, the “Bylaws”), which became effective immediately upon adoption. The Amendment adds new Article X to the Bylaws and provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any internal corporate claims. For purposes of new Article X, “internal corporate claims” shall mean any claims, including claims in the right of the Company, (a) that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity; or (b) as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery. The preceding description of the Amendment is qualified in its entirety by reference to, and should be read in conjunction with, the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On April 28, 2021, the Board of Directors of IES approved the Second Amended and Restated Executive Officer Severance Benefit Plan (the “Amended Severance Plan”), which amends the Company’s previously-effective Amended and Restated Executive Officer Severance Benefit Plan (filed by the Company as Exhibit 10.30 to its Form 10-K filed on December 9, 2016) to (i) eliminate reimbursement for outplacement services following termination of employment, (ii) modify the restrictive covenants contained therein to better protect the Company against competition from former executives, and (iii) make certain other technical and clarifying amendments. The Amended Severance Plan is effective on April 29, 2021 and covers our named executive officers other than Mr. Gendell.

The foregoing description of the Amended Severance Plan is not complete and is qualified in its entirety by reference to the full text of the Amended Severance Plan, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
3.1 —
Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016)

3.2 —	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)
3.3 —	Amended and Restated Bylaws of IES Holdings, Inc., effective April 28, 2021 (1)
4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)
4.2 —
Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016)

10.1 —
Joinder, Limited Consent and Sixth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of December 21, 2020, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association (1)

10.2 —
Seventh Amendment to Second Amended and Restated Credit and Security Agreement, dated March 15, 2021 and effective retroactive to December 21, 2020, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association (1)

10.3 —	IES Holdings, Inc. Second Amended and Restated Executive Officer Severance Benefit Plan, effective April 29, 2021 (1)
31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Gendell, Chief Executive Officer (1)
31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (1)
32.1 —	Section 1350 Certification of Jeffrey L. Gendell, Chief Executive Officer (2)
32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	XBRL Schema Document (1)
101.LAB	XBRL Label Linkbase Document (1)
101.PRE	XBRL Presentation Linkbase Document (1)
101.DEF	XBRL Definition Linkbase Document (1)
101.CAL	XBRL Calculation Linkbase Document (1)
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Filed herewith.
(2)	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2021.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)