Form 10-Q
period 2021-06-30
IES Holdings, Inc.
filed 2021-08-05
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 3, 2021, there were 20,856,736 shares of common stock outstanding.

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

•loss of key personnel and effective transition of new management, or inability to transfer, renew and obtain electrical and other professional licenses;

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

•difficulty in fulfilling the covenant terms of our revolving credit facility, including liquidity, and other financial requirements, which could result in a default and acceleration of any indebtedness we may incur under such revolving credit facility;

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

•the existence of a controlling shareholder, who has the ability to take action not aligned with other shareholders or to dispose of all or any portion of the shares of our common stock it holds, which could trigger certain change of control provisions in a number of our material agreements, including our financing and surety arrangements and our executive severance plan;

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

You should understand that the foregoing, as well as other risk factors discussed in this document and those listed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including without limitation information concerning our controlling stockholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	June 30,	September 30,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,524	$53,577
Accounts receivable:
Trade, net of allowance of $1,278 and $2,613, respectively	243,853	213,016
Retainage	39,159	40,878
Inventories	71,562	24,889
Costs and estimated earnings in excess of billings	31,962	29,937
Prepaid expenses and other current assets	20,166	9,153
Total current assets	425,226	371,450
Property and equipment, net	35,932	24,589
Goodwill	92,027	53,763
Intangible assets, net	89,301	39,357
Deferred tax assets	23,992	33,803
Operating right of use assets	42,677	31,786
Other non-current assets	6,775	5,780
Total assets	$715,930	$560,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	222,271	186,710
Billings in excess of costs and estimated earnings	67,235	55,739
Total current liabilities	289,506	242,449
Long-term debt	30,576	217
Operating long-term lease liabilities	28,750	20,530
Other non-current liabilities	15,542	12,215
Total liabilities	364,374	275,411
Noncontrolling interest	23,367	1,804
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,856,736 and 20,762,395 outstanding, respectively	220	220
Treasury stock, at cost, 1,192,793 and 1,287,134 shares, respectively	(23,783)	(24,499)
Additional paid-in capital	201,126	200,587
Retained earnings	150,626	107,005
Total stockholders’ equity	328,189	283,313
Total liabilities and stockholders’ equity	$715,930	$560,528

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Revenues	$405,871	$293,125
Cost of services	333,042	234,805
Gross profit	72,829	58,320
Selling, general and administrative expenses	50,342	44,261
Contingent consideration	69	—
Gain on sale of assets	(32)	(3)
Operating income	22,450	14,062
Interest and other (income) expense:
Interest expense	240	269
Other (income) expense, net	(79)	(232)
Income from operations before income taxes	22,289	14,025
Provision for income taxes	2,640	1,695
Net income	19,649	12,330
Net income attributable to noncontrolling interest	(348)	(70)
Comprehensive income attributable to IES Holdings, Inc.	$19,301	$12,260

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.93	$0.58
Diluted	$0.92	$0.58

Shares used in the computation of earnings per share:
Basic	20,829,165	20,728,149
Diluted	21,087,779	20,996,732

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Revenues	$1,052,670	$860,445
Cost of services	856,288	700,646
Gross profit	196,382	159,799
Selling, general and administrative expenses	140,783	124,169
Contingent consideration	142	—
Gain on sale of assets	(24)	(40)
Operating income	55,481	35,670
Interest and other (income) expense:
Interest expense	637	828
Other (income) expense, net	(248)	177
Income from operations before income taxes	55,092	34,665
Provision for income taxes	9,890	7,592
Net income	45,202	27,073
Net income attributable to noncontrolling interest	(967)	(80)
Comprehensive income attributable to IES Holdings, Inc.	$44,235	$26,993

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$2.11	$1.28
Diluted	$2.08	$1.26

Shares used in the computation of earnings (loss) per share:
Basic	20,780,975	20,819,857
Diluted	21,066,489	21,084,267

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended June 30, 2021
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
BALANCE, March 31, 2021	22,049,529	$220	(1,210,685)	$(23,639)	$200,732	$131,222	$308,535
Issuances under compensation plans	—	—	33,333	651	(651)	—	—
Acquisition of treasury stock	—	—	(15,441)	(795)	—	—	(795)
Non-cash compensation	—	—	—	—	1,045	—	1,045
Decrease in noncontrolling interest	—	—	—	—	—	103	103
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	19,301	19,301
BALANCE, June 30, 2021	22,049,529	$220	(1,192,793)	$(23,783)	$201,126	$150,626	$328,189

	Three Months Ended June 30, 2020
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, March 31, 2020	22,049,529	$220	(977,863)	$(15,643)	$192,895	$80,333	$257,805
Issuances under compensation plans	—	—	2,053	33	(33)	—	—
Acquisition of treasury stock	—	—	(26,711)	(543)	—	—	(543)
Non-cash compensation	—	—	—	—	1,159	—	1,159
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	12,260	12,260
BALANCE, June 30, 2020	22,049,529	$220	(1,002,521)	$(16,153)	$194,021	$92,593	$270,681

	Nine Months Ended June 30, 2021
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2020	22,049,529	$220	(1,287,134)	$(24,499)	$200,587	$107,005	$283,313
Issuances under compensation plans	—	—	140,660	2,737	(2,737)	—	—
Acquisition of treasury stock	—	—	(46,319)	(2,021)	531	—	(1,490)
Non-cash compensation	—	—		—	2,745	—	2,745
Increase in noncontrolling interest	—	—	—	—	—	(400)	(400)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(214)	(214)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	44,235	44,235
BALANCE, June 30, 2021	22,049,529	$220	(1,192,793)	$(23,783)	$201,126	$150,626	$328,189

	Nine Months Ended June 30, 2020
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2019	22,049,529	$220	(884,518)	$(12,483)	$192,911	$65,600	$246,248
Issuances under compensation plans	—	—	118,633	1,683	(1,683)	—	—
Acquisition of treasury stock	—	—	(242,386)	(5,437)	—		(5,437)
Options exercised	—	—	5,750	84	(50)	—	34
Non-cash compensation	—	—	—	—	2,843	—	2,843
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	26,993	26,993
BALANCE, June 30, 2020	22,049,529	$220	(1,002,521)	$(16,153)	$194,021	$92,593	$270,681

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,202	$27,073
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	37	1,668
Deferred financing cost amortization	145	314
Depreciation and amortization	15,910	8,797
Gain on sale of assets	(24)	(40)
Non-cash compensation expense	2,745	2,843
Deferred income taxes	6,841	5,031
Changes in operating assets and liabilities:
Accounts receivable	(10,686)	(2,007)
Inventories	(33,761)	(3,275)
Costs and estimated earnings in excess of billings	(2,025)	4,551
Prepaid expenses and other current assets	(6,062)	(8,783)
Other non-current assets	(275)	520
Accounts payable and accrued expenses	3,964	156
Billings in excess of costs and estimated earnings	11,496	14,402
Other non-current liabilities	1,642	4,345
Net cash provided by operating activities	35,149	55,595
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,391)	(3,700)
Proceeds from sale of assets	166	60
Cash paid in conjunction with business combinations	(92,694)	(28,952)
Net cash used in investing activities	(97,919)	(32,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	947,057	592,648
Repayments of debt	(915,928)	(592,643)
Cash paid for finance leases	(423)	(132)
Purchase of noncontrolling interest	(1,188)	—
Distribution to noncontrolling interest	(311)	(577)
Purchase of treasury stock	(1,490)	(5,437)
Options exercised	—	34
Net cash provided by (used in) financing activities	27,717	(6,107)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,053)	16,896
CASH AND CASH EQUIVALENTS, beginning of period	53,577	18,934
CASH AND CASH EQUIVALENTS, end of period	$18,524	$35,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$460	$668
Cash paid for income taxes (net)	$3,473	$718

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
(All Amounts in Thousands Except Share Amounts)
(Unaudited)
1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

IES Holdings, Inc. is a holding company that owns and manages operating subsidiaries that design and install integrated electrical and technology systems and provide infrastructure products and services across a variety of end-markets, including data centers, residential housing and commercial and industrial facilities. Our operations are organized into the following four principal business segments, based upon the nature of our services:

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

Seasonality and Quarterly Fluctuations

Results of operations from our Residential segment can be seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues generated during fall and winter. The Commercial & Industrial, Communications and Infrastructure Solutions segments of our business are less subject to seasonal trends, as work in these segments generally is performed inside structures protected from the weather, although weather can still impact these businesses, especially in the early stages of projects. From quarter to quarter, results for our Communications, Residential, and Commercial & Industrial segments may be materially affected by the timing of new construction projects, and our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results for our Infrastructure Solutions segment may be affected by the timing of outages or capital projects at our customers’ facilities. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

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

Noncontrolling Interest

In connection with our acquisitions of Edmonson Electric, LLC and Bayonet Plumbing, Heating & Air-Conditioning, LLC ("Bayonet") in fiscal 2021, NEXT Electric, LLC in fiscal 2017, and STR Mechanical, LLC in fiscal 2016, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. During the quarter ended June 30, 2021, we acquired the noncontrolling interest in STR Mechanical, LLC for $1,188. If all of the noncontrolling interests remaining outstanding at June 30, 2021 had been redeemable at that date, the redemption amount would have been $17,355. During the three and nine months ended June 30, 2021, we recorded valuation adjustments to the balance sheet carrying value of noncontrolling interest of a $103 decrease and $400 increase, respectively.

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

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This update is effective for fiscal years beginning after December 15, 2020 and for interim periods within that year. Early adoption is permitted. We expect to adopt this standard on October 1, 2021, and do not expect it to have a material impact on our Condensed Consolidated Financial Statements.

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 56 percent of the Company’s outstanding common stock according to a Form 4 filed by Tontine with the SEC on June 9, 2021. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership of IES could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of the Company’s net operating losses (“NOLs”) for federal and state income tax purposes. Furthermore, a change of control would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties and our executive severance plan. The Company previously had in place a tax benefit protection plan (the “NOL Rights Plan”), designed to deter an acquisition of the Company's stock in excess of a threshold amount that could trigger a change in ownership within the meaning of Internal Revenue Code Section 382. However, on May 7, 2021, we amended the NOL Rights Plan, accelerating the expiration of the plan from December 31, 2021 to May 21, 2021. As a result of this amendment, the NOL Rights Plan has now expired.

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

Variable Consideration

The transaction price for our contracts may include variable consideration, which includes changes to transaction price for approved and unapproved change orders, claims and incentives. Change orders, claims, and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the probability weighted value we expect to receive (or the most probable amount we expect to incur in the case of liquidated damages, if any), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages, if any). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or accounted for as a reduction of the transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.

Costs of Obtaining a Contract

In certain of our operations, we incur commission costs related to entering into a contract that we only incurred because of that contract. When this occurs, we capitalize that cost and amortize it over the expected term of the contract. At June 30, 2021, we had capitalized commission costs of $100.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. When significant pre-contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three and nine months ended June 30, 2021 and 2020 was derived from the following activities. See details in the following tables:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Communications	$116,218	$96,500	$309,460	$276,779
Residential
Single-family	102,105	62,239	274,707	176,071
Multi-family and Other	84,344	45,666	181,569	124,589
Total Residential	186,449	107,905	456,276	300,660
Infrastructure Solutions
Industrial Services	11,972	9,753	32,560	31,588
Custom Power Solutions	27,145	22,189	75,674	60,937
Total Infrastructure Solutions	39,117	31,942	108,234	92,525
Commercial & Industrial	64,087	56,778	178,700	190,481
Total Revenue	$405,871	$293,125	$1,052,670	$860,445

	Three Months Ended June 30, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$81,521	$186,449	$37,241	$60,444	$365,655
Time-and-material	34,697	—	1,876	3,643	40,216
Total revenue	$116,218	$186,449	$39,117	$64,087	$405,871

	Three Months Ended June 30, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$79,801	$107,905	$30,504	$53,811	$272,021
Time-and-material	16,699	—	1,438	2,967	21,104
Total revenue	$96,500	$107,905	$31,942	$56,778	$293,125

	Nine Months Ended June 30, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$226,086	$456,276	$102,864	$170,134	$955,360
Time-and-material	83,374	—	5,370	8,566	97,310
Total revenue	$309,460	$456,276	$108,234	$178,700	$1,052,670

	Nine Months Ended June 30, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$213,205	$300,660	$87,479	$180,425	$781,769
Time-and-material	63,574	—	5,046	10,056	78,676
Total revenue	$276,779	$300,660	$92,525	$190,481	$860,445

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of June 30, 2021, Accounts receivable included $18,525 of unbilled receivables for which we have an unconditional right to bill.

Contract Assets and Liabilities

Project contracts typically provide for a schedule of billings on percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can, and usually does, differ from amounts that can be billed to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceeds cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in our Condensed Consolidated Balance Sheet under the caption “Costs and estimated earnings in excess of billings”. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized are reflected as a current liability in our Condensed Consolidated Balance Sheet under the caption “Billings in excess of costs and estimated earnings”.

During the three months ended June 30, 2021 and 2020, we recognized revenue of $25,851 and $19,661 related to our contract liabilities at April 1, 2021 and 2020, respectively. During the nine months ended June 30, 2021 and 2020, we recognized revenue of $41,121 and $29,692 related to our contract liabilities at October 1, 2020 and 2019, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the three and nine months ended June 30, 2021 or 2020.
Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At June 30, 2021, we had remaining performance obligations of $668,716. The Company expects to recognize revenue on approximately $555,454 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the three and nine months ended June 30, 2021, net revenue recognized from our performance obligations satisfied in previous periods was not material.
4.  DEBT

At June 30, 2021 and September 30, 2020, we had $30,479 and $12, respectively, in borrowings outstanding under our revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo"), and long-term debt related to loans on capital expenditures of $97 and $205, respectively. At June 30, 2021, we also had $4,527 in outstanding letters of credit and total availability of $64,331 under our revolving credit facility without triggering our financial covenants under the Amended Credit Agreement (as defined below).

The Company maintains a $100 million revolving credit facility that matures on September 30, 2024, pursuant to our Second Amended and Restated Credit and Security Agreement with Wells Fargo (as amended, the “Amended Credit Agreement”). The Amended Credit Agreement contains customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2020. As of June 30, 2021, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Numerator:
Net income attributable to common stockholders of IES Holdings, Inc.	$19,388	$12,066
Increase (decrease) in noncontrolling interest	(103)	—
Net income attributable to restricted stockholders of IES Holdings, Inc.	16	194
Net income attributable to IES Holdings, Inc.	$19,301	$12,260

Denominator:
Weighted average common shares outstanding — basic	20,829,165	20,728,149
Effect of dilutive stock options and non-vested securities	258,614	268,583
Weighted average common and common equivalent shares outstanding — diluted	21,087,779	20,996,732

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.93	$0.58
Diluted	$0.92	$0.58

	Nine Months Ended June 30,
	2021	2020
Numerator:
Net income attributable to common stockholders of IES Holdings, Inc.	$43,797	$26,577
Increase in noncontrolling interest	400	—
Net income attributable to restricted stockholders of IES Holdings, Inc.	38	416
Net income attributable to IES Holdings, Inc.	$44,235	$26,993

Denominator:
Weighted average common shares outstanding — basic	20,780,975	20,819,857
Effect of dilutive stock options and non-vested securities	285,514	264,410
Weighted average common and common equivalent shares outstanding — diluted	21,066,489	21,084,267

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$2.11	$1.28
Diluted	$2.08	$1.26

For the three and nine months ended June 30, 2021 and 2020, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of fully diluted earnings per share.

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

Transactions between segments, if any, are eliminated in consolidation. Our corporate office provides general and administrative services, as well as support services, to each of our four operating segments. Management allocates certain shared costs between segments for selling, general and administrative expenses and depreciation expense.

Segment information for the three and nine months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$116,218	$186,449	$39,117	$64,087	$—	$405,871
Cost of services	95,582	152,778	28,374	56,308	—	333,042
Gross profit	20,636	33,671	10,743	7,779	—	72,829
Selling, general and administrative	10,783	22,634	5,961	6,781	4,183	50,342
Contingent consideration	—	69	—	—	—	69
Loss (gain) on sale of assets	(7)	8	(1)	(32)	—	(32)
Operating income (loss)	$9,860	$10,960	$4,783	$1,030	$(4,183)	$22,450
Other data:
Depreciation and amortization expense	$341	$3,456	$1,553	$673	$39	$6,062
Capital expenditures	$187	$641	$1,034	$525	$—	$2,387
Total assets	$141,004	$308,411	$136,741	$76,278	$53,496	$715,930

	Three Months Ended June 30, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$96,500	$107,905	$31,942	$56,778	$—	$293,125
Cost of services	77,792	82,192	22,609	52,212	—	234,805
Gross profit	18,708	25,713	9,333	4,566	—	58,320
Selling, general and administrative	9,316	16,767	5,512	8,786	3,880	44,261
Loss (gain) on sale of assets	—	—	3	(6)	—	(3)
Operating income (loss)	$9,392	$8,946	$3,818	$(4,214)	$(3,880)	$14,062
Other data:
Depreciation and amortization expense	$330	$476	$1,683	$692	$19	$3,200
Capital expenditures	$63	$108	$135	$496	$—	$802
Total assets	$131,796	$107,919	$126,557	$71,877	$87,176	$525,325

	Nine Months Ended June 30, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$309,460	$456,276	$108,234	$178,700	$—	$1,052,670
Cost of services	250,738	368,887	76,999	159,664	—	856,288
Gross profit	58,722	87,389	31,235	19,036	—	196,382
Selling, general and administrative	29,739	61,570	17,787	19,949	11,738	140,783
Contingent consideration	—	142	—	—	—	142
Loss (gain) on sale of assets	(7)	60	(1)	(49)	(27)	(24)
Operating income (loss)	$28,990	$25,617	$13,449	$(864)	$(11,711)	$55,481
Other data:
Depreciation and amortization expense	$1,035	$8,165	$4,548	$2,050	$112	$15,910
Capital expenditures	$452	$2,118	$1,542	$1,190	$89	$5,391
Total assets	$141,004	$308,411	$136,741	$76,278	$53,496	$715,930

	Nine Months Ended June 30, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$276,779	$300,660	$92,525	$190,481	$—	$860,445
Cost of services	225,866	231,891	68,177	174,712	—	700,646
Gross profit	50,913	68,769	24,348	15,769	—	159,799
Selling, general and administrative	27,304	46,241	14,923	24,660	11,041	124,169
Loss (gain) on sale of assets	(9)	—	3	(34)	—	(40)
Operating income (loss)	$23,618	$22,528	$9,422	$(8,857)	$(11,041)	$35,670
Other data:
Depreciation and amortization expense	$1,010	$1,117	$4,557	$2,057	$56	$8,797
Capital expenditures	$531	$977	$725	$1,168	$299	$3,700
Total assets	$131,796	$107,919	$126,557	$71,877	$87,176	$525,325

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 842,141 shares were available for issuance at June 30, 2021.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, our Board authorized the repurchase from time to time of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased no shares of our common stock during the three and nine months ended June 30, 2021. We repurchased 26,711 and 224,959 shares, respectively, of our common stock during the three and nine months ended June 30, 2020 in open market transactions at an average price of $20.29 and $22.32 per share, respectively.

Treasury Stock

During the nine months ended June 30, 2021, we issued 71,420 shares of common stock from treasury stock to employees and repurchased 32,323 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. In addition, 13,996 restricted shares were forfeited by certain former employees upon their departure and returned to treasury stock. We also issued 380 unrestricted shares of common stock from treasury stock to members of our Board of Directors as part of their overall compensation, and we issued 68,860 shares from treasury stock to satisfy the vesting of Director PSUs (as defined below) in conjunction with the departure of a Board member.

During the nine months ended June 30, 2020, we issued 113,408 shares of common stock from treasury stock to employees and repurchased 17,427 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also issued 5,225 unrestricted shares of common stock from treasury to members of our Board of Directors as part of their overall compensation and 5,750 unrestricted shares of common stock from treasury stock to satisfy the exercise of outstanding options. In addition, we repurchased 224,959 shares of common stock on the open market pursuant to our stock repurchase program.

Restricted Stock

We granted no restricted shares to executives during the nine months ended June 30, 2021. Of the awards previously granted, 8,183 shares vested and 13,996 shares were forfeited by certain former employees upon their departure. The remaining restricted shares either vest subject to the achievement of specified levels of cumulative net income before taxes or vest based on the passage of time. During the three months ended June 30, 2021 and 2020, we recognized $36 and $521, respectively, in compensation expense related to all restricted stock awards. During the nine months ended June 30, 2021 and 2020, we recognized $109 and $1,316, respectively, in compensation expense related to all restricted stock awards. At June 30, 2021, the unamortized compensation cost related to outstanding unvested restricted stock was $202.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are granted to the members of the Board of Directors as part of their overall compensation. The Director PSUs are contractual rights to receive one share of the Company's common stock and are paid via unrestricted stock grants to each director upon their departure from the Board of Directors, or upon a change in control. We record compensation expense for the full value of the grant on the date of grant. During the three months ended June 30, 2021 and 2020, we recognized $93 and $97, respectively, in compensation expense related to these grants. During the nine months ended June 30, 2021 and 2020, we recognized $280 and $293, respectively, in compensation expense related to these grants.

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

As of June 30, 2021, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 258,253 shares of common stock. Of the Employee PSUs granted, 114,067 Employee PSUs have been forfeited, and 121,102 have vested. During the three months ended June 30, 2021 and 2020, we recognized $928 and $505, respectively, in compensation expense related to Employee PSU grants. During the nine months ended June 30, 2021 and 2020, we recognized $2,336 and $1,121, respectively, in compensation expense related to Employee PSU grants. In July 2021, we issued an additional 22,807 Employee PSUs.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. During the three months ended June 30, 2021 and 2020, we recognized $847 and $665, respectively, in matching expense. During the nine months ended June 30, 2021 and 2020, we recognized $2,326 and $1,747, respectively, in matching expense.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments pursuant to post retirement benefit plans. We had an unfunded benefit liability of $585 and $719 recorded as of June 30, 2021 and September 30, 2020, respectively, related to such plans.

9. FAIR VALUE MEASUREMENTS

Fair Value Measurement Accounting

Fair value is considered the price to sell an asset, or transfer a liability, between market participants on the measurement date. Fair value measurements assume that (1) the asset or liability is exchanged in an orderly manner, (2) the exchange is in the principal market for that asset or liability, and (3) the market participants are independent, knowledgeable, and able and willing to transact an exchange. Fair value accounting and reporting establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions and expands disclosures about fair value measurements. Considerable judgment is required to interpret the market data used to develop fair value estimates. As such, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value.

At June 30, 2021, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	June 30, 2021
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$945	$945	$—
Executive savings plan liabilities	(814)	(814)	—
Contingent consideration liability	(4,147)	—	(4,147)
Total	$(4,016)	$131	$(4,147)

	September 30, 2020
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$766	$766	$—
Executive savings plan liabilities	(644)	(644)	—
Total	$122	$122	$—

We entered into a contingent consideration arrangement related to the acquisition of Bayonet. At June 30, 2021, we estimated the fair value of this contingent consideration liability at $4,147. The table below presents the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2020	$—
Acquisitions	(4,074)
Net adjustments to fair value	(73)
Fair value at June 30, 2021	$(4,147)

10. INVENTORY

Inventories consist of the following components:

	June 30,	September 30,
	2021	2020
Raw materials	$5,264	$3,232
Work in process	5,928	4,894
Finished goods	1,537	1,186
Parts and supplies	58,833	15,577
Total inventories	$71,562	$24,889

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment for the nine months ended June 30, 2021:

	Communications	Residential	Infrastructure Solutions	Total
Goodwill at September 30, 2020	$2,816	$16,219	$34,728	$53,763
Acquisitions	—	34,902	3,362	38,264
Goodwill at June 30, 2021	$2,816	$51,121	$38,090	$92,027

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			June 30, 2021
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,394	$(2,591)	$12,803
Technical library	20			400	(156)	244
Customer relationships	6	-	15	96,879	(21,057)	75,822
Non-competition arrangements	5			40	(23)	17
Backlog and construction contracts	1			4,957	(4,542)	415
Total intangible assets				$117,670	$(28,369)	$89,301

	Estimated Useful Lives (in Years)			September 30, 2020
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$7,754	$(1,741)	$6,013
Technical library	20			400	(141)	259
Customer relationships	6	-	15	46,449	(14,900)	31,549
Non-competition arrangements	5			40	(17)	23
Backlog and construction contracts	1			3,383	(1,870)	1,513
Total intangible assets				$58,026	$(18,669)	$39,357

12. COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. We maintain various insurance coverages to minimize financial risk associated with these proceedings. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows. With respect to all such proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We expense routine legal costs related to these proceedings as they are incurred. As of June 30, 2021, we did not have any material pending legal proceedings.

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insureds under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2021 and September 30, 2020, we had $5,642 and $6,254, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2021 and September 30, 2020, $4,327 and $5,464, respectively, of our outstanding letters of credit were utilized to collateralize our insurance program.

Surety

As of June 30, 2021, the estimated cost to complete our bonded projects was approximately $98,342. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit, or provide intercompany guarantees, as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At each of June 30, 2021 and September 30, 2020, $200 of our outstanding letters of credit were to collateralize our vendors. Posting letters of credit in favor of our insurers, customers or vendors reduces the borrowing availability under our revolving credit facility.

From time to time we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2021, we had commitments of $13,771 outstanding under agreements to purchase copper wire over the next four months in the ordinary course of business.
13. LEASES

We enter into various contractual arrangements for the right to use facilities, vehicles and equipment. The lease term generally ranges from two to ten years for facilities and three to five years for vehicles and equipment. Our lease terms may reflect the exercise of renewal or termination options when it is reasonably certain these options will be exercised. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.

Current operating and finance liabilities of $13,668 and $832, respectively, as of June 30, 2021, and $11,056 and $418, respectively, as of September 30, 2020, were included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. Non-current finance lease liabilities and finance lease right-of-use assets were included in the "Other non-current liabilities" and "Other non-current assets", respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of June 30, 2021 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2021	$7,263	$431	$7,694
2022	12,462	843	13,305
2023	8,534	831	9,365
2024	5,678	787	6,465
2025	4,152	503	4,655
Thereafter	9,245	63	9,308
Total undiscounted lease payments	$47,334	$3,458	$50,792
Less: imputed interest	4,835	303	5,138
Present value of lease liabilities	$42,499	$3,155	$45,654
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of June 30, 2021 is $5,979.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended			Nine Months Ended
	June 30, 2021	June 30, 2020		June 30, 2021	June 30, 2020
Operating lease cost	$3,287	$2,967	$0	$10,337	$8,907
Finance lease cost
Amortization of lease assets	176	64		418	124
Interest on lease liabilities	33	15		81	30
Finance lease cost	209	79		499	154
Short-term lease cost	330	327		880	802
Variable lease cost	321	190		954	618
Total lease cost	$4,147	$3,563		$12,670	$10,481

Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating cash flows used for operating leases	$3,401	$3,202	$11,051	$9,500
Operating cash flows used for finance leases	33	15	81	30
Right-of-use assets obtained in exchange for new operating lease liabilities	5,834	577	20,799	8,750
Right-of-use assets obtained in exchange for new finance lease liabilities	1,032	270	1,992	1,198

	June 30, 2021	September 30, 2020
Weighted-average remaining lease term - operating leases	5.1 years	4.3 years
Weighted-average remaining lease term - finance leases	4.3 years	4.4 years
Weighted-average discount rate - operating leases	3.8%	3.9%
Weighted-average discount rate - finance leases	4.5%	5.1%

14. BUSINESS COMBINATIONS AND DIVESTITURES

Fiscal 2021

The Company completed the following four acquisitions during the nine months ended June 30, 2021:

•Edmonson Electric, LLC ("Edmonson") - On May 18, 2021, we acquired an 80% ownership interest in Edmonson, a Land O'Lakes, Florida-based provider of residential electric, low voltage, and heating, ventilation and air conditioning (HVAC)

installation services. The acquisition of Edmonson expands our presence in the Florida market and adds electrical to our Florida service offerings. Edmonson is part of our Residential segment and continues to operate under the Edmonson name.

•Bayonet Plumbing, Heating & Air-Conditioning, LLC ("Bayonet") - On December 21, 2020, we acquired an 80% ownership interest in Bayonet, a Hudson, Florida-based provider of residential HVAC and plumbing installation and maintenance services. The acquisition of Bayonet allows us to expand into the Florida market, while adding plumbing and HVAC to our service offerings. Bayonet is part of our Residential segment and continues to operate under the Bayonet name.

•Wedlake Fabricating, Inc. (“Wedlake”) - On November 19, 2020, we acquired Wedlake, a Tulsa, Oklahoma-based manufacturer of custom generator enclosures that are primarily used by data centers and large commercial and industrial facilities. The acquisition of Wedlake expands our generator enclosures business and our geographic footprint. Wedlake is part of our Infrastructure Solutions segment and continues to operate under the Wedlake name.

•K.E.P. Electric, Inc. (“KEP”) - On November 5, 2020, we acquired KEP, a Batavia, Ohio-based electrical contractor specializing in the design and installation of electrical systems for single-family housing and multi-family developments. The acquisition of KEP, which has operations in Ohio and Kentucky, advances the expansion of our Residential service offerings into the Midwest. KEP is part of our Residential segment and continues to operate under the KEP name.

Total aggregate cash consideration for these acquisitions was $92,694, of which $10,916 was paid into escrow pending discharge of the acquired companies' indebtedness under the Paycheck Protection Program ("PPP") established by the Coronavirus Aid, Relief, and Economic Security Act and implemented by the U.S. Small Business Administration. Loans made under the PPP are eligible to be forgiven if certain criteria are met. As of June 30, 2021, all PPP loans were forgiven and escrow payments have been distributed to the respective sellers.

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

Current assets	$36,256
Property and equipment	11,965
Intangible assets	59,695
Goodwill	38,264
Operating right of use assets	802
Current liabilities	(29,212)
Operating long-term lease liability	(342)
Deferred tax liability	(3,168)
Noncontrolling interest	(21,566)
Net assets acquired	$92,694

With regard to goodwill, the balance is attributable to the workforce of the acquired businesses and other intangibles that do not qualify for separate recognition. In connection with these acquisitions, the preliminary estimate of acquired goodwill is $38,264 of which $24,611 is estimated to be tax deductible.

The intangible assets acquired primarily consisted of Customer Relationships and Trade Names with a total weighted-average amortization period of 6.4 years.

These acquisitions contributed $53,881 in revenue and $665 in operating income during the three months ended June 30, 2021. These acquisitions contributed $98,420 in revenue and $3,101 in operating income during the nine months ended June 30, 2021.

Fiscal 2020

We completed two acquisitions in fiscal 2020 for total aggregate cash consideration of $28,952. We acquired both Aerial Lighting & Electric, Inc. ("Aerial") and Plant Power and Control Systems, L.L.C. ("PPCS") in February 2020.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma results of operations for the three and nine months ended June 30, 2021 and 2020 are calculated as if each acquisition occurred as of October 1 of the fiscal year prior to consummation.

	Unaudited
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues	$419,553	$347,179	$1,147,234	$1,051,916
Net income attributable to IES Holdings, Inc.	$19,709	$14,751	$47,288	$31,370

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

Impact of COVID-19 and Current Market Conditions on Our Business

The coronavirus disease 2019 (“COVID-19”) pandemic and its ongoing impact on markets and the supply chain continue to influence trends affecting our business. We are beginning to see indicators that some of our customers who delayed projects or reduced operations during the pandemic are resuming normal levels of activity. However, we continue to experience increased prices or limited availability for certain materials necessary for our projects, notably copper, steel, electrical components, and certain plastics.

The COVID-19 pandemic and related responses are continuing to evolve, and therefore, continue to present potential new risks to our business, particularly in light of new variants of the virus. To date, the COVID-19 pandemic has had a number of adverse impacts on our results of operations. While government restrictions and customer reductions in business activity have eased in most areas, we continue to monitor and implement evolving health and safety protocols. Factors that we expect will continue to affect our results of operations in the future include, but are not limited to, the potential impacts on our workforce of either illness or the shut-down of job sites; a reduced demand for our services; increases in operating costs due to disruptions and personal protective equipment requirements and other increased employment-related costs; potential supply chain disruptions; increased material prices; and limitations on the ability of our customers to pay us on a timely basis. We may also be more vulnerable to security breaches, cyber-attacks, computer viruses, ransomware, or other similar events, particularly with respect to employees working remotely.

We are continuing to monitor conditions affecting our business and will take actions as may be necessary to protect the health and safety of our employees and to serve our customers. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect our business, results of operations and financial condition are difficult to predict and depend on numerous evolving factors outside our control including: emergence of new variants of the virus; government, social, business and other actions that have been and will be taken in response to the pandemic; any additional waves of the virus; prevalence of vaccines and their ultimate efficacy on new variants of the virus; and the effect of the pandemic on short- and long-term general economic conditions.

We are continuing to experience increased prices for commodities such as copper and steel, as well as electrical components. Some materials, such as certain plastics, have also become more difficult to procure due to increased demand or limited availability. We seek to mitigate supply chain risk by maintaining relationships with multiple vendors, and to recoup higher materials costs through adjusted pricing. However, we may not be able to pass on all increased costs, and our suppliers may be unable to provide the materials we require. An inability to procure materials in a timely manner, or to reflect higher materials costs in our pricing to customers, could result in a loss of revenue or lower profit margins, and could have a significant impact on our operating results.

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

	Three Months Ended June 30,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$405,871	100.0%	$293,125	100.0%
Cost of services	333,042	82.1	234,805	80.1
Gross profit	72,829	17.9	58,320	19.9
Selling, general and administrative expenses	50,342	12.4	44,261	15.1
Contingent consideration	69	—	—	—
Gain on sale of assets	(32)	—	(3)	—
Operating income	22,450	5.5	14,062	4.8
Interest and other (income) expense, net	161	—	37	—
Income from operations before income taxes	22,289	5.5	14,025	4.8
Provision for income taxes	2,640	0.7	1,695	0.6
Net income	19,649	4.8	12,330	4.2
Net income attributable to noncontrolling interest	(348)	(0.1)	(70)	—
Net income attributable to IES Holdings, Inc.	$19,301	4.8%	$12,260	4.2%

Consolidated revenues for the three months ended June 30, 2021, were $112.7 million higher than for the three months ended June 30, 2020, an increase of 38.5%, with increases at all four of our operating segments driven by strong demand and the contribution of businesses acquired in fiscal 2021.

Consolidated gross profit for the three months ended June 30, 2021 increased $14.5 million compared to the three months ended June 30, 2020. Our overall gross profit percentage decreased to 17.9% during the three months ended June 30, 2021, as compared to 19.9% during the three months ended June 30, 2020. Gross profit as a percentage of revenue increased at our Commercial & Industrial segment, while decreasing at our Communications, Residential and Infrastructure Solutions segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended June 30, 2021, our selling, general and administrative expenses were $50.3 million, an increase of $6.1 million, or 13.7%, over the three months ended June 30, 2020, driven largely by increased personnel costs at our Residential operating segment in connection with its growth, and by expenses incurred at businesses acquired during fiscal 2021. Selling, general and administrative expense as a percent of revenue decreased from 15.1% for the three months ended June 30, 2020 to 12.4% for the three months ended June 30, 2021, as we benefited from the increased scale of our operations.

	Nine Months Ended June 30,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,052,670	100.0%	$860,445	100.0%
Cost of services	856,288	81.3	700,646	81.4
Gross profit	196,382	18.7	159,799	18.6
Selling, general and administrative expenses	140,783	13.4	124,169	14.4
Contingent consideration	142	—	—	—
Loss (gain) on sale of assets	(24)	—	(40)	—
Operating income	55,481	5.3	35,670	4.1
Interest and other (income) expense, net	389	—	1,005	0.1
Income from operations before income taxes	55,092	5.2	34,665	4.0
Provision for income taxes	9,890	0.9	7,592	0.9
Net income (loss)	45,202	4.3	27,073	3.1
Net income attributable to noncontrolling interest	(967)	(0.1)	(80)	—
Net income (loss) attributable to IES Holdings, Inc.	$44,235	4.2%	$26,993	3.1%

Consolidated revenues for the nine months ended June 30, 2021, were $192.2 million higher than for the nine months ended June 30, 2020, an increase of 22.3%, with increases at our Communications, Residential, and Infrastructure Solutions segments, driven by strong demand and the contribution of acquired businesses. Revenues decreased at our Commercial & Industrial segment.

Our overall gross profit percentage increased slightly to 18.7% during the nine months ended June 30, 2021, as compared to 18.6% during the nine months ended June 30, 2020. Gross profit as a percentage of revenue increased at our Communications, Infrastructure Solutions, and Commercial & Industrial segments, but decreased at our Residential segment. See further discussion below of changes in gross margin for our individual segments.

During the nine months ended June 30, 2021, our selling, general and administrative expenses were $140.8 million, an increase of $16.6 million, or 13.4%, over the nine months ended June 30, 2020, driven by increased personnel costs at our Communications and Residential operating segments in connection with their growth, increased incentive compensation in connection with improved results at those segments, and the impact of businesses acquired during fiscal 2021. Selling, general and administrative expense as a percent of revenue decreased from 14.4% for the nine months ended June 30, 2020, to 13.4% for the nine months ended June 30, 2021.

Communications

	Three Months Ended June 30,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$116,218	100.0%	$96,500	100.0%
Cost of services	95,582	82.2	77,792	80.6
Gross profit	20,636	17.8	18,708	19.4
Selling, general and administrative expenses	10,783	9.3	9,316	9.7
Gain on sale of assets	(7)	—%	—	—%
Operating income	$9,860	8.5%	$9,392	9.7%

Revenues. Our Communications segment’s revenues increased by $19.7 million during the three months ended June 30, 2021, or 20.4%, compared to the three months ended June 30, 2020. The increase primarily resulted from increased demand from our data center and distribution center customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2021 increased by $1.9 million compared to the three months ended June 30, 2020. Gross profit as a percentage of revenue decreased from 19.4% to 17.8% as we invested in hiring and training personnel, particularly in estimating and project management, to grow the business.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $1.5 million, or 15.8%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase is a result of higher personnel cost, particularly related to higher incentive compensation expense in connection with improved profitability. We also experienced a more typical level of selling expense for the three months ended June 30, 2021 as compared to the same period in 2020, when travel and other activities were curtailed due to the pandemic. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 9.3% during the three months ended June 30, 2021, compared to 9.7% for the three months ended June 30, 2020.

	Nine Months Ended June 30,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$309,460	100.0%	$276,779	100.0%
Cost of services	250,738	81.0	225,866	81.6
Gross profit	58,722	19.0	50,913	18.4
Selling, general and administrative expenses	29,739	9.6	27,304	9.9
Gain on sale of assets	(7)	—	(9)	—
Operating income	$28,990	9.4%	$23,618	8.5%

Revenues. Our Communications segment's revenues increased by $32.7 million during the nine months ended June 30, 2021, or 11.8%, compared to the nine months ended June 30, 2020. The increase primarily resulted from increased demand from our data center and distribution center customers.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2021 increased $7.8 million, or 15.3%, as compared to the nine months ended June 30, 2020. Gross profit as a percentage of revenue increased from 18.4% to 19.0%, as our margins benefited from the impact of an increased volume of work relative to our fixed costs.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $2.4 million, or 8.9%, during the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020. The increase was a result of higher personnel cost, particularly related to continuing investment to support the growth of the business, along with higher incentive compensation expense in connection with improved profitability and cash flows. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased from 9.9% to 9.6% of segment revenue during the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020.

Residential

	Three Months Ended June 30,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$186,449	100.0%	$107,905	100.0%
Cost of services	152,778	81.9	82,192	76.2
Gross profit	33,671	18.1	25,713	23.8
Selling, general and administrative expenses	22,634	12.1	16,767	15.5
Contingent consideration	69	—	—	—
Loss on sale of assets	8	—	—	—
Operating income	$10,960	5.9%	$8,946	8.3%

Revenues. Our Residential segment’s revenues increased by $78.5 million, or 72.8%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was driven by the revenue contributed by the businesses acquired in fiscal 2021, strong demand for single-family and multi-family housing and the impact of price increases in connection with a higher cost of materials. Businesses acquired during fiscal 2021 contributed $51.5 million of the total increase in revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Inclusive of those acquired businesses, single-family revenues and multi-family and other revenues increased by $39.9 million and $38.7 million, respectively, for the three months ended June 30, 2021 compared to 2020. Excluding the impact of the fiscal 2021 acquisitions, our Residential segment's revenues grew by 25.1% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Gross Profit. During the three months ended June 30, 2021, our Residential segment's gross profit increased by $8.0 million, or 30.9%, compared to the three months ended June 30, 2020. The increase in gross profit was driven primarily by contributions from the 2021 acquisitions and higher volumes, partly offset by increased commodity prices. Gross profit as a percentage of revenue decreased to 18.1% during the three months ended June 30, 2021, from 23.8% for the three months ended June 30, 2020, primarily as a result of increased commodity prices.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $5.9 million, or 35.0%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Selling, general and administrative expenses incurred at businesses acquired during fiscal 2021, including amortization of intangible assets, contributed $6.2 million of the net increase. Selling, general and administrative expenses as a percentage of revenue in the Residential segment decreased to 12.1% of segment revenue during the three months ended June 30, 2021, compared to 15.5% in the three months ended June 30, 2020.

	Nine Months Ended June 30,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$456,276	100.0%	$300,660	100.0%
Cost of services	368,887	80.8	231,891	77.1
Gross profit	87,389	19.2	68,769	22.9
Selling, general and administrative expenses	61,570	13.5	46,241	15.4
Contingent consideration	142	—	—	—
Loss on sale of assets	60	—	—	—
Operating income	$25,617	5.6%	$22,528	7.5%

Revenues. Our Residential segment's revenues increased by $155.6 million, or 51.8%, during the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020, reflecting the revenue contribution of businesses acquired in fiscal 2021, strong demand for single-family and multi-family housing and the impact of price increases in connection with a higher cost of materials. Businesses acquired in fiscal 2021 contributed $93.1 million of the total increase in revenue for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. Inclusive of these acquired businesses, revenue in our single-family business increased by $98.6 million for the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020, while multi-family and other revenue increased by $57.0 million. Excluding the impact of the businesses acquired during fiscal 2021, our Residential segment's revenues grew by 20.8% for the nine months ended June 30, 2021.

Gross Profit. During the nine months ended June 30, 2021, our Residential segment's gross profit increased by $18.6 million, or 27.1%, as compared to the nine months ended June 30, 2020. The increase in gross profit was driven primarily by contributions from the businesses acquired in fiscal 2021 and higher volumes, partly offset by increased commodity prices. Gross margin as a percentage of revenue decreased to 19.2% during the nine months ended June 30, 2021, from 22.9% during the nine months ended June 30, 2020, primarily as a result of higher commodity prices.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $15.3 million, or 33.2%, during the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020. Selling, general and administrative expenses incurred at the businesses acquired during fiscal 2021, including amortization of intangible assets, contributed $11.1 million of the increase. The remaining increase was driven by higher personnel cost in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 13.5% of segment revenue during the nine months ended June 30, 2021, from 15.4% during the nine months ended June 30, 2020, as we benefited from the increased scale of our operations.

Infrastructure Solutions

	Three Months Ended June 30,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$39,117	100.0%	$31,942	100.0%
Cost of services	28,374	72.5	22,609	70.8
Gross profit	10,743	27.5	9,333	29.2
Selling, general and administrative expenses	5,961	15.2	5,512	17.3
Loss (gain) on sale of assets	(1)	—	3	—
Operating income	$4,783	12.2%	$3,818	12.0%

Revenues. Revenues in our Infrastructure Solutions segment increased $7.2 million during the three months ended June 30, 2021, an increase of 22.5% compared to the three months ended June 30, 2020. The increase in revenue was driven primarily by increased demand for our custom power solutions.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended June 30, 2021 increased $1.4 million as compared to the three months ended June 30, 2020, reflecting higher volume and improved efficiency of execution in our custom power solutions business. Gross profit as a percentage of revenue decreased from 29.2% to 27.5%, as a result of lower margins at the businesses acquired in fiscal 2020 and fiscal 2021, as we work toward fully integrating our standard operational processes at those facilities.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended June 30, 2021 increased $0.4 million when compared to the three months ended June 30, 2020, primarily as a result of expense incurred at a business acquired during fiscal 2021, including amortization of intangible assets. Selling, general and administrative expenses as a percent of revenue decreased from 17.3% to 15.2%.

	Nine Months Ended June 30,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$108,234	100.0%	$92,525	100.0%
Cost of services	76,999	71.1	68,177	73.7
Gross profit	31,235	28.9	24,348	26.3
Selling, general and administrative expenses	17,787	16.4	14,923	16.1
Loss (gain) on sale of assets	(1)	—	3	—
Operating income	$13,449	12.4%	$9,422	10.2%

Revenues. Revenues in our Infrastructure Solutions segment increased $15.7 million, or 17.0%, during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The increase in revenue was driven primarily by businesses acquired during fiscal 2020 and 2021, which contributed $10.5 million of the increase in revenue for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. Increased demand for our custom power solutions was partially offset by lower revenue from our industrial services business. The demand for our motor repair services continues to be affected by reduced demand from customers in the steel and rail industries.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the nine months ended June 30, 2021 increased $6.9 million as compared to the nine months ended June 30, 2020, reflecting improved overall operational efficiencies. Gross profit as a percentage of revenues increased to 28.9% for the nine months ended June 30, 2021 compared to 26.3% for the nine months ended June 30, 2020, largely as the result of those efficiencies, as management has continued to focus on procurement, engineering, and quality.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the nine months ended June 30, 2021 increased $2.9 million compared to the nine months ended June 30, 2020, primarily as a result of expenses incurred at businesses acquired during fiscal 2020 and 2021, including amortization of intangible assets. These businesses contributed $2.4 million of the increase for the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020. Selling, general and administrative expenses as a percent of revenue increased from 16.1% for the nine months ended June 30, 2020 to 16.4% for the nine months ended June 30, 2021, primarily as a result of the increase in amortization expense.

Commercial & Industrial

	Three Months Ended June 30,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$64,087	100.0%	$56,778	100.0%
Cost of services	56,308	87.9	52,212	92.0
Gross profit	7,779	12.1	4,566	8.0
Selling, general and administrative expenses	6,781	10.6	8,786	15.5
Gain on sale of assets	(32)	—	(6)	—
Operating income (loss)	$1,030	1.6%	$(4,214)	(7.4)%

Revenues. Revenues in our Commercial & Industrial segment increased $7.3 million, or 12.9%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Our Commercial & Industrial segment has been affected by the COVID-19 pandemic, which resulted in delays in awarding new projects and decreased demand for new construction in certain sectors we serve. During the three months ended June 30, 2021, we have started to see more typical levels of activity in the awarding of new contracts. However, this market remains highly competitive.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2021, increased by $3.2 million, as compared to the three months ended June 30, 2020. We have adjusted our cost structure in response to a highly competitive market, and have improved our procurement process and achieved operating efficiencies on certain projects. Gross profit as a percentage of revenue increased from 8.0% for the three months ended June 30, 2020, to 12.1% for the three months ended June 30, 2021.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2021 decreased $2.0 million, or 22.8%, compared to the three months ended June 30, 2020 as a result of costs incurred in 2020 to improve our procurement process. For 2021, we have benefited from changes to our cost structure implemented in the prior year, as well as a continued focus on controlling costs. Selling, general and administrative expenses as a percentage of revenue decreased from 15.5% to 10.6% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as we benefited from the increased scale of our operations, as well as an improved cost structure.

	Nine Months Ended June 30,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$178,700	100.0%	$190,481	100.0%
Cost of services	159,664	89.3	174,712	91.7
Gross profit	19,036	10.7	15,769	8.3
Selling, general and administrative expenses	19,949	11.2	24,660	12.9
Gain on sale of assets	(49)	—	(34)	—
Operating income (loss)	$(864)	(0.5)%	$(8,857)	(4.6)%

Revenues. Revenues in our Commercial & Industrial segment decreased $11.8 million during the nine months ended June 30, 2021, or 6.2%, compared to the nine months ended June 30, 2020. The decrease was largely driven by a reduction in time-and-material work, as well as lower demand for large, agricultural projects. The market for our Commercial & Industrial segment's services remains highly competitive, and disruptions caused by the COVID-19 pandemic resulted in some delays in the awarding of new projects and the progress of certain existing projects, as well as decreased demand for new construction in certain sectors we serve, particularly through the first six months of fiscal 2021. However, we have seen an increase in activity during the past few months, as many of our customers have reverted to more typical levels of activity.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2021 increased by $3.3 million, or 20.7%, as compared to the nine months ended June 30, 2020. We have improved project efficiency and our procurement process, and as a result, gross profit as a percentage of revenue increased from 8.3% for the nine months ended June 30, 2020, to 10.7% for the nine months ended June 30, 2021.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2021 decreased $4.7 million, or 19.1%, compared to the nine months ended June 30, 2020. The higher expense in fiscal 2020 primarily reflected a write-off recorded in 2020 related to a commercial dispute, as well as cost incurred in 2020 to improve our procurement process. Selling, general and administrative expenses as a percentage of revenue decreased despite lower volumes, from 12.9% for the nine months ended June 30, 2020 to 11.2% for the nine months ended June 30, 2021.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Interest expense	$189	$159
Deferred financing charges	51	110
Total interest expense	240	269
Other income, net	(79)	(232)
Total interest and other expense, net	$161	$37

During the three months ended June 30, 2021, we incurred interest expense of $0.2 million primarily comprised of interest expense from our revolving credit facility, fees on an average letter of credit balance of $5.8 million under our revolving credit facility and fees on an average unused line of credit balance of $76.9 million. This compares to interest expense of $0.3 million for the three months ended June 30, 2020, primarily comprised of interest expense from our revolving credit facility, fees on an average letter of credit balance of $7.0 million under our revolving credit facility and fees on an average unused line of credit balance of $88.3 million.

	Nine Months Ended June 30,
	2021	2020
	(In thousands)
Interest expense	$492	$514
Deferred financing charges	145	314
Total interest expense	637	828
Other (income) expense, net	(248)	177
Total interest and other expense, net	$389	$1,005

During the nine months ended June 30, 2021, we incurred interest expense of $0.6 million primarily comprised of interest expense from our revolving credit facility, fees on an average letter of credit balance of $6.1 million under our revolving credit facility and fees on an average unused line of credit balance of $85.0 million. This compares to interest expense of $0.8 million for the nine months ended June 30, 2020, primarily comprised of interest expense from our revolving credit facility, fees on an average letter of credit balance of $7.1 million under our revolving credit facility and fees on an average unused line of credit balance of $88.3 million.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $2.6 million for the three months ended June 30, 2021, compared to income tax expense of $1.7 million for the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, our income tax expense was partly offset by benefits of $3.3 million and $2.0 million, respectively, associated with the recognition of previously unrecognized tax benefits.

We recorded income tax expense of $9.9 million for the nine months ended June 30, 2021, compared to income tax expense of $7.6 million for the nine months ended June 30, 2020. For the nine months ended June 30, 2021 and 2020, our income tax expense was partly offset by benefits of $4.2 million and $2.6 million, respectively, associated with the recognition of previously unrecognized tax benefits.

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

	June 30,	March 31,	December 31,	September 30,
	2021	2021	2020	2020
Remaining performance obligations	$669	$614	$525	$505
Agreements without an enforceable obligation (1)	156	93	107	97
Backlog	$825	$707	$632	$602
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

WORKING CAPITAL

During the nine months ended June 30, 2021, working capital exclusive of cash increased by $41.8 million from September 30, 2020, reflecting an $88.8 million increase in current assets excluding cash and a $47.1 million increase in current liabilities during the period.

During the nine months ended June 30, 2021, our current assets exclusive of cash increased to $406.7 million, as compared to $317.9 million as of September 30, 2020, primarily as a result of a $46.7 million increase in inventory. Certain materials we carry in inventory, particularly copper wire, have increased in price. Further, we have increased the quantity of inventory we are currently carrying to manage procurement risks, as some of our key suppliers have increased lead times necessary to fill our orders. We also acquired $12.9 million of inventory in business combinations during the nine months ended June 30, 2021. Prepaid expenses and other current assets increased by $11.0 million, largely as a result of deposits made to secure future deliveries of materials. A seasonal increase in accounts receivable, as well as the addition of accounts receivable at acquired businesses, drove a $30.8 million increase in trade accounts receivable. Days sales outstanding reduced to 54 at June 30, 2021 from 61 at September 30, 2020. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the nine months ended June 30, 2021, our total current liabilities increased by $47.1 million to $289.5 million, compared to $242.4 million as of September 30, 2020, primarily related to an increase in accounts payable and accrued liabilities. A seasonal increase in accounts payable and accrued liabilities, as well as current liabilities at businesses acquired, drove the increase.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2021, the estimated cost to complete our bonded projects was approximately $98.3 million.

LIQUIDITY AND CAPITAL RESOURCES
The Revolving Credit Facility

We maintain a $100 million revolving credit facility pursuant to a credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo") that matures on September 30, 2024 (as amended, the "Amended Credit Agreement").
The Amended Credit Agreement contains customary affirmative, negative and financial covenants as well as events of default.
As of June 30, 2021, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
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

At June 30, 2021, our Liquidity was $81.8 million, our Excess Availability was $64.3 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 20.4:1.0.

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

At June 30, 2021, we had $4.5 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $30.5 million under our revolving credit facility.

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

Operating activities provided net cash of $35.1 million during the nine months ended June 30, 2021, as compared to $55.6 million of net cash provided in the nine months ended June 30, 2020. The decrease in operating cash flow resulted from an increase in working capital, particularly related to inventory. As commodity prices have increased, we have also experienced longer lead times for deliveries, and reduced availability for certain products we procure, particularly copper wire. As a result, we have increased the amount of inventory we are currently carrying in an effort to ensure the availability of materials to serve our customers. This increase in working capital was partly offset by higher earnings during the nine months ended June 30, 2021.

Investing Activities

Net cash used in investing activities was $97.9 million for the nine months ended June 30, 2021, compared to $32.6 million for the nine months ended June 30, 2020. We used $92.7 million for business acquisitions and $5.4 million for capital expenditures in the nine months ended June 30, 2021. For the nine months ended June 30, 2020, we used $29.0 million to complete two acquisitions and $3.7 million for capital expenditures.

Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2021 was $27.7 million, compared to $6.1 million provided by financing activities for the nine months ended June 30, 2020. Net cash used by financing activities included $1.5 million used to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation. We also paid $1.5 million to noncontrolling interest holders, $1.2 million of which was used to purchase the remaining equity interests in STR Mechanical, LLC. For the nine months ended June 30, 2020, we drew $592.6 million and repaid $592.6 million on our revolving credit facility. Additionally, we used $5.4 million for market repurchases under our stock repurchase plan as well as to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, our Board authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company's common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased no shares pursuant to this program during the nine months ended June 30, 2021.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2021, we had commitments of $13.8 million outstanding under such agreements to purchase copper wire over the next four months in the ordinary course of business. There have been no other material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding borrowings under our revolving credit facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and our risk factors in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021.

Commodity Risk

Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed nature of many of our contracts. Over the long term, we expect to be able to pass along a portion of these costs to our customers, as market conditions in the construction industry will allow.

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. If LIBOR or its replacement benchmark were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. A one percentage point increase in the interest rate on our long-term debt outstanding under the credit facility as of June 30, 2021 would cause a $0.3 million pre-tax annual increase in interest expense.

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

In the United States, the Alternative Reference Rates Committee (the working group formed to recommend an alternative rate to LIBOR) has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending SOFR term rates. Even with this update, there can be no guarantee that SOFR will become a widely-accepted benchmark in place of LIBOR. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of SOFR as the replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on our floating rate indebtedness and financing costs under our revolving credit facility.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors

Except as set forth herein, and under Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, there have been no material changes to the risk factors disclosed under Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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
3.3 —
Certificate of Elimination of Series A Junior Participating Preferred Stock of IES Holdings, Inc., as filed with the Secretary of State of the State of Delaware on May 24, 2021 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2021.

3.4 —	Amended and Restated Bylaws of IES Holdings, Inc., effective April 28, 2021. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016)
4.2 —
Tax Benefit Protection Plan Agreement by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of November 8, 2016, including the form of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016)

4.3 —
Amendment No. 1 to Tax Benefit Protection Plan Agreement, dated May 7, 2021, by and between IES Holdings, Inc. and American Stock Transfer & Trust Company, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021.

10.1 —
Joinder, Limited Consent and Eighth Amendment to Second Amended and Restated Credit and Security Agreement, dated as of May 18, 2021, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank National Association (1)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2021.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)