Form 10-Q
period 2021-12-31
IES Holdings, Inc.
filed 2022-02-02
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On January 31, 2022, there were 20,785,498 shares of common stock outstanding.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•the impact of the COVID-19 pandemic or any future epidemics or pandemics on our business, including the potential for new or continued job site closures or work stoppages, supply chain disruptions, delays in awarding new project bids, construction delays, reduced demand for our services, delays in our ability to collect from our customers, the impact of third party vaccine mandates on employee recruiting and retention, or illness of management or other employees;

•competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•our ability to successfully manage projects, the cost and availability of qualified labor and the ability to maintain positive labor relations, and our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel, electronic components and certain plastics;

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

•inaccurate estimates used when entering into fixed-price contracts, the possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts, and complications associated with the incorporation of new accounting, control and operating procedures;

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

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	December 31,	September 30,
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,826	$23,105
Accounts receivable:
Trade, net of allowance of $2,497 and $2,387, respectively	294,789	286,707
Retainage	45,741	41,341
Inventories	73,766	68,573
Costs and estimated earnings in excess of billings	52,529	43,389
Prepaid expenses and other current assets	21,838	21,065
Total current assets	496,489	484,180
Property and equipment, net	45,264	35,454
Goodwill	92,395	92,395
Intangible assets, net	82,093	85,619
Deferred tax assets	16,815	19,009
Operating right of use assets	42,531	42,916
Other non-current assets	9,641	7,049
Total assets	$785,228	$766,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	232,548	249,114
Billings in excess of costs and estimated earnings	66,242	62,486
Total current liabilities	298,790	311,600
Long-term debt	67,827	39,746
Operating long-term lease liabilities	27,520	28,649
Other non-current liabilities	10,561	16,080
Total liabilities	404,698	396,075
Noncontrolling interest	24,070	24,594
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,788,085 and 20,732,531 outstanding, respectively	220	220
Treasury stock, at cost, 1,261,444 and 1,316,998 shares, respectively	(30,460)	(29,300)
Additional paid-in capital	199,162	201,899
Retained earnings	187,538	173,134
Total stockholders’ equity	356,460	345,953
Total liabilities and stockholders’ equity	$785,228	$766,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Revenues	$480,509	$314,838
Cost of services	400,782	256,159
Gross profit	79,727	58,679
Selling, general and administrative expenses	59,402	42,786
Contingent consideration	69	—
Gain on sale of assets	(5)	(10)
Operating income	20,261	15,903
Interest and other (income) expense:
Interest expense	436	172
Other (income) expense, net	765	(118)
Income from operations before income taxes	19,060	15,849
Provision for income taxes	3,981	3,639
Net income	15,079	12,210
Net income attributable to noncontrolling interest	(615)	(112)
Comprehensive income attributable to IES Holdings, Inc.	$14,464	$12,098

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.70	$0.58
Diluted	$0.69	$0.58

Shares used in the computation of earnings per share:
Basic	20,702,844	20,734,516
Diluted	20,958,887	21,061,355

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended December 31, 2021
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
BALANCE, September 30, 2021	22,049,529	$220	(1,316,998)	$(29,300)	$201,899	$173,134	$345,953
Issuances under compensation plans	—	—	157,167	3,637	(3,637)	—	—
Acquisition of treasury stock	—	—	(101,613)	(4,797)	—	—	(4,797)
Non-cash compensation	—	—	—	—	900	—	900
Increase in noncontrolling interest	—	—	—	—	—	(60)	(60)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	14,464	14,464
BALANCE, December 31, 2021	22,049,529	$220	(1,261,444)	$(30,460)	$199,162	$187,538	$356,460

	Three Months Ended December 31, 2020
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2020	22,049,529	$220	(1,287,134)	$(24,499)	$200,587	$107,005	$283,313
Issuances under compensation plans	—	—	38,467	741	(741)	—	—
Acquisition of treasury stock	—	—	(30,878)	(1,226)	531	—	(695)
Non-cash compensation	—	—	—	—	842	—	842
Decrease in noncontrolling interest	—	—	—	—	—	118	118
Cumulative effect adjustment from adoption of new accounting standard						(214)	(214)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	12,098	12,098
BALANCE, December 31, 2020	22,049,529	$220	(1,279,545)	$(24,984)	$201,219	$119,007	$295,462

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,079	$12,210
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	92	(168)
Deferred financing cost amortization	47	46
Depreciation and amortization	6,214	4,020
Loss (gain) on sale of assets	5	(10)
Non-cash compensation expense	900	842
Deferred income taxes	2,195	2,751
Changes in operating assets and liabilities:
Accounts receivable	(8,173)	6,008
Inventories	(5,192)	(4,320)
Costs and estimated earnings in excess of billings	(9,140)	6,101
Prepaid expenses and other current assets	(5,366)	(2,466)
Other non-current assets	(1,564)	(302)
Accounts payable and accrued expenses	(23,179)	(14,764)
Billings in excess of costs and estimated earnings	3,756	8,992
Other non-current liabilities	(137)	1,310
Net cash provided by (used in) operating activities	(24,463)	20,250
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,339)	(1,182)
Proceeds from sale of assets	84	12
Cash paid in conjunction with equity investments	(500)	—
Cash paid in conjunction with business combinations	—	(54,774)
Net cash used in investing activities	(12,755)	(55,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	444,159	25,115
Repayments of debt	(415,937)	(10,099)
Cash paid for finance leases	(270)	(110)
Distribution to noncontrolling interest	(1,215)	—
Purchase of treasury stock	(4,798)	(695)
Net cash provided by financing activities	21,939	14,211
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,279)	(21,483)
CASH AND CASH EQUIVALENTS, beginning of period	23,105	53,577
CASH AND CASH EQUIVALENTS, end of period	$7,826	$32,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$501	$99
Cash paid for income taxes (net)	$9	$19

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
(All Amounts in Thousands Except Share Amounts)
(Unaudited)
1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

IES Holdings, Inc. designs and installs integrated electrical and technology systems and provides infrastructure products and services to a variety of end-markets, including data centers, residential housing and commercial and industrial facilities. Our operations are organized into four principal business segments, based upon the nature of our services:

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

Basis of Financial Statement Preparation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of IES, our wholly-owned subsidiaries, and entities that we control due to ownership of a majority of voting interest and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the United States Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Noncontrolling Interest

In connection with our acquisitions of Edmonson Electric, LLC (“Edmonson”) and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, and NEXT Electric, LLC in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of the noncontrolling interests remaining outstanding at December 31, 2021 had been redeemable at that date, the redemption amount would have been $19,680.

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

Other (Income) Expense, Net

Other (Income) Expense, Net includes primarily unrealized gains or losses on equity securities, including those related to our Executive Deferred Compensation Plan. These securities are recorded at fair value (Level 1) at the end of each reporting period. Please refer to Note 9 - Fair Value Measurements for further information.

Accounting Standards Recently Adopted

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This update is effective for fiscal years beginning after December 15, 2020 and for interim periods within that year. Early adoption is permitted. We adopted this standard on October 1, 2021 with immaterial impact on our Condensed Consolidated Financial Statements.

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 56 percent of the Company’s outstanding common stock based on the Form 4 filed by Tontine with the SEC on December 3, 2021 and the Company's shares outstanding as of January 31, 2022. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership of IES could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of the Company’s net operating loss carryforwards for federal and state income tax purposes. Furthermore, a change of control would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties and our executive severance plan.

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

Variable Consideration

The transaction price for our contracts may include variable consideration, which includes changes to transaction price for approved and unapproved change orders, claims and incentives. Change orders, claims, and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the probability weighted value we expect to receive (or the most probable amount we expect to incur in the case of liquidated damages, if any), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or which will be incurred in the case of liquidated damages, if any). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or accounted for as a reduction of the transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three months ended December 31, 2021 and 2020 was derived from the following activities. See details in the following tables:

	Three Months Ended December 31,
	2021	2020
Communications	$127,389	$98,356
Residential
Single-family	173,528	72,126
Multi-family and Other	68,248	47,365
Total Residential	241,776	119,491
Infrastructure Solutions
Industrial Services	14,816	10,040
Custom Power Solutions	27,280	24,361
Total Infrastructure Solutions	42,096	34,401
Commercial & Industrial	69,248	62,590
Total Revenue	$480,509	$314,838

	Three Months Ended December 31, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$88,422	$241,776	$40,453	$64,860	$435,511
Time-and-material	38,967	—	1,643	4,388	44,998
Total revenue	$127,389	$241,776	$42,096	$69,248	$480,509

	Three Months Ended December 31, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$76,014	$119,491	$32,664	$60,687	$288,856
Time-and-material	22,342	—	1,737	1,903	25,982
Total revenue	$98,356	$119,491	$34,401	$62,590	$314,838

Accounts Receivable and Allowance for Credit Losses

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of December 31, 2021, Accounts receivable included $20,767 of unbilled receivables for which we have an unconditional right to bill.

In calculating our expected credit losses, we considered trade receivables, retainage, and costs and estimated earnings in excess of billings, all of which constitute a homogenous portfolio, and therefore, to measure the expected credit loss, they have been grouped together.

We have elected to calculate an expected credit loss based on loss rates from historical data. Each segment groups financial assets with similar risk characteristics and collectively assesses the expected credit losses. If an individual asset experiences credit deterioration to the extent the credit risk is no longer characteristic of the other assets in the group, it will be analyzed individually. The loss rates for our portfolios include our history of credit loss expense, the aging of our receivables, our expectation of payments and adjustment for forward-looking factors specific to the macroeconomic trends in the markets we serve.

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

During the three months ended December 31, 2021 and 2020, we recognized revenue of $28,341 and $25,225 related to our contract liabilities at October 1, 2021 and 2020, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the three months ended December 31, 2021 or 2020.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At December 31, 2021, we had remaining performance obligations of $721,126. The Company expects to recognize revenue on approximately $653,218 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the three months ended December 31, 2021, net revenue recognized from our performance obligations satisfied in previous periods was not material.
4.  DEBT

At December 31, 2021 and September 30, 2021, we had $68,560 and $40,339, respectively, in borrowings outstanding under our revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo"), and long-term debt related to loans on capital expenditures of $39 and $63, respectively. At December 31, 2021, we also had $5,292 in outstanding letters of credit and total availability of $51,148 under our revolving credit facility without triggering our financial covenants under the Amended Credit Agreement (as defined below).

We maintain a $125,000 revolving credit facility that matures on September 30, 2026, pursuant to our Second Amended and Restated Credit and Security Agreement with Wells Fargo (as amended, the "Amended Credit Agreement"). The Amended Credit Agreement contains customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2021.

As of December 31, 2021, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Numerator:
Net income attributable to IES Holdings, Inc.	$14,464	$12,098
Increase (decrease) in noncontrolling interest	60	(118)
Net income attributable to restricted stockholders of IES Holdings, Inc.	11	12
Net income attributable to common stockholders of IES Holdings, Inc.	$14,393	$12,204

Denominator:
Weighted average common shares outstanding — basic	20,702,844	20,734,516
Effect of dilutive stock options and non-vested securities	256,043	326,839
Weighted average common and common equivalent shares outstanding — diluted	20,958,887	21,061,355

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.70	$0.58
Diluted	$0.69	$0.58

For the three months ended December 31, 2021 and 2020, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of diluted earnings per share.

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

Segment information for the three months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$127,389	$241,776	$42,096	$69,248	$—	$480,509
Cost of services	106,891	199,138	34,375	60,378	—	400,782
Gross profit	20,498	42,638	7,721	8,870	—	79,727
Selling, general and administrative	11,384	30,995	6,059	7,268	3,696	59,402
Contingent consideration	—	69	—	—	—	69
Loss (gain) on sale of assets	(6)	8	—	(7)	—	(5)
Operating income (loss)	$9,120	$11,566	$1,662	$1,609	$(3,696)	$20,261
Other data:
Depreciation and amortization expense	$359	$3,852	$1,343	$630	$30	$6,214
Capital expenditures	$594	$1,184	$10,316	$245	$—	$12,339
Total assets	$161,419	$338,824	$145,722	$94,157	$45,106	$785,228

	Three Months Ended December 31, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$98,356	$119,491	$34,401	$62,590	$—	$314,838
Cost of services	79,817	95,963	23,464	56,915	—	256,159
Gross profit	18,539	23,528	10,937	5,675	—	58,679
Selling, general and administrative	9,341	17,327	5,611	6,424	4,083	42,786
Loss (gain) on sale of assets	—	—	(1)	(9)	—	(10)
Operating income (loss)	$9,198	$6,201	$5,327	$(740)	$(4,083)	$15,903
Other data:
Depreciation and amortization expense	$347	$1,504	$1,441	$694	$34	$4,020
Capital expenditures	$132	$437	$345	$268	$—	$1,182
Total assets	$137,457	$198,227	$129,283	$72,148	$72,255	$609,370

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 715,054 shares were available for issuance at December 31, 2021.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, our Board authorized the repurchase from time to time of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 56,415 shares of our common stock during the three months ended December 31, 2021 in open market transactions at an average price of $46.71 per share. We repurchased no shares of our common stock during the three months ended December 31, 2020 in open market transactions.

Treasury Stock

During the three months ended December 31, 2021, we issued 73,627 shares of common stock from treasury stock to employees and repurchased 45,198 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. In addition, we issued 83,540 shares from treasury stock to satisfy the vesting of Director PSUs (as defined below) in conjunction with the departure of a Board member.

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

Restricted Stock

We granted no restricted shares to executives during the three months ended December 31, 2021. Of the awards previously granted, 3,118 shares vested. The remaining restricted shares either vest subject to the achievement of specified levels of cumulative net income before taxes or vest based on the passage of time. During the three months ended December 31, 2021 and 2020, we recognized $36 and $38, respectively, in compensation expense related to all restricted stock awards. At December 31, 2021, the unamortized compensation cost related to outstanding unvested restricted stock was $131.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are granted to the members of the Board of Directors as part of their overall compensation. The Director PSUs are contractual rights to receive one share of the Company's common stock and are paid via unrestricted stock grants to each director upon their departure from the Board of Directors, or upon a change in control. We record compensation expense for the full value of the grant on the date of grant. During the three months ended December 31, 2021 and 2020, we recognized $96 and $96, respectively, in compensation expense related to these grants.

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

As of December 31, 2021, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 321,463 shares of common stock. During the three months ended December 31, 2021, we granted 150,447 Employee PSUs, 4,962 were forfeited, and 106,964 vested. During the three months ended December 31, 2021 and 2020, we recognized $768 and $697, respectively, in compensation expense related to Employee PSU grants.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. During the three months ended December 31, 2021 and 2020, we recognized $921 and $706, respectively, in matching expense.

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

At December 31, 2021, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), equity securities held for sale, and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	December 31, 2021
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$955	$955	$—
Equity securities	1,206	1,206	—
Executive savings plan liabilities	(823)	(823)	—
Contingent consideration liability	(4,216)	—	(4,216)
Total	$(2,878)	$1,338	$(4,216)

	September 30, 2021
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$937	$937	$—
Executive savings plan liabilities	(806)	(806)	—
Contingent consideration liability	(4,181)	—	(4,181)
Total	$(4,050)	$131	$(4,181)

In fiscal year 2021, we entered into a contingent consideration arrangement related to the acquisition of Bayonet. At December 31, 2021, we estimated the fair value of this contingent consideration liability at $4,216. The table below presents the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2021	$(4,181)
Net adjustments to fair value	(35)
Fair value at December 31, 2021	$(4,216)

10. INVENTORY

Inventories consist of the following components:

	December 31,	September 30,
	2021	2021
Raw materials	$6,030	$5,819
Work in process	7,639	6,848
Finished goods	1,469	1,554
Parts and supplies	58,628	54,352
Total inventories	$73,766	$68,573

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the carrying value of goodwill by segment at December 31, 2021, which was unchanged from September 30, 2021:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Goodwill at December 31, 2021	$2,816	$51,370	$38,209	$—	$92,395

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			December 31, 2021
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,262	$(3,323)	$11,939
Technical library	20			400	(166)	234
Customer relationships	6	-	15	96,879	(26,980)	69,899
Non-competition arrangements	5			40	(27)	13
Backlog and construction contracts	1			4,957	(4,949)	8
Total intangible assets				$117,538	$(35,445)	$82,093

	Estimated Useful Lives (in Years)			September 30, 2021
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,262	$(2,891)	$12,371
Technical library	20			400	(161)	239
Customer relationships	6	-	15	96,879	(24,021)	72,858
Non-competition arrangements	5			40	(25)	15
Backlog and construction contracts	1			4,957	(4,821)	136
Total intangible assets				$117,538	$(31,919)	$85,619

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

On June 22, 2021, the United States Department of Labor Wage and Hour Division (the “DOL”) notified IES Residential, Inc. (“IESR”), a wholly-owned subsidiary of the Company, that the DOL had commenced an administrative investigation of IESR’s compliance with laws regulating employee wage payment. The inquiry concerned overtime calculations and record keeping with respect to certain Arizona employees who are paid on a piece rate basis. In response to certain DOL requests, IESR produced documents and made employees available for interviews.

On November 10, 2021, the DOL indicated that it believes IESR piece rate employees did not record all hours worked, and therefore, IESR was not in compliance with the Fair Labor Standards Act. We dispute this claim, and plan to vigorously defend ourselves. To date, the Company has not established a reserve with respect to this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not reasonably estimable.

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2021 and September 30, 2021, we had $5,428 and $5,787, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2021 and September 30, 2021, $5,092 and $4,327, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of December 31, 2021, the estimated cost to complete our bonded projects was approximately $75,455. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

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

From time to time we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2021, we had commitments of $12,058 outstanding under agreements to purchase copper wire and other materials over the next 12 months in the ordinary course of business.
13. LEASES

We enter into various contractual arrangements for the right to use facilities, vehicles and equipment. The lease terms generally range from two to ten years for facilities and three to five years for vehicles and equipment. Our lease terms may include the exercise of renewal or termination options when it is reasonably certain these options will be exercised. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.

Current operating and finance liabilities of $14,508 and $1,260, respectively, as of December 31, 2021, and $13,973 and $1,033, respectively, as of September 30, 2021, were included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheets. Non-current finance lease liabilities and finance lease right-of-use assets were included in the “Other non-current liabilities” and “Other non-current assets”, respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of December 31, 2021 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2022	$11,351	$967	$12,318
2023	11,795	1,286	13,081
2024	8,136	1,262	9,398
2025	5,709	1,059	6,768
2026	3,766	536	4,302
Thereafter	4,759	6	4,765
Total undiscounted lease payments	$45,516	$5,116	$50,632
Less: imputed interest	3,489	413	3,902
Present value of lease liabilities	$42,027	$4,703	$46,730
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of December 31, 2021 is $1,819.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended
	December 31, 2021	December 31, 2020
Operating lease cost	$3,287	$3,246	$0
Finance lease cost
Amortization of lease assets	176	109
Interest on lease liabilities	33	23
Finance lease cost	209	132
Short-term lease cost	330	313
Variable lease cost	321	289
Total lease cost	$4,147	$3,980

Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is summarized as follows:

	Three Months Ended
	December 31, 2021	December 31, 2020
Operating cash flows used for operating leases	$4,240	$3,651
Operating cash flows used for finance leases	47	23
Right-of-use assets obtained in exchange for new operating lease liabilities	6,982	7,760
Right-of-use assets obtained in exchange for new finance lease liabilities	1,092	564

	December 31, 2021	September 30, 2021
Weighted-average remaining lease term - operating leases	4.3 years	5.0 years
Weighted-average remaining lease term - finance leases	4.2 years	4.2 years
Weighted-average discount rate - operating leases	3.4%	3.7%
Weighted-average discount rate - finance leases	4.2%	4.3%

14. BUSINESS COMBINATIONS AND DIVESTITURES

We completed no acquisitions during the three months ended December 31, 2021. We completed four acquisitions in fiscal year 2021 for total aggregate cash consideration of $92,462. In November 2020, we acquired both Wedlake Fabricating, Inc., a Tulsa, Oklahoma-based manufacturer of custom generator enclosures that are primarily used by data centers and large commercial and industrial facilities, and K.E.P. Electric, Inc., a Batavia, Ohio-based electrical contractor specializing in the design and installation of electrical systems for single-family housing and multi-family developments. In December 2020, we acquired an 80% interest in Bayonet Plumbing, Heating & Air-Conditioning, LLC, a Hudson, Florida-based provider of residential heating, ventilation and air conditioning ("HVAC") and plumbing installation and maintenance services. In May 2021, we acquired an 80% ownership interest in Edmonson Electric, LLC, a Land O'Lakes, Florida-based provider of residential electric, low voltage, and HVAC installation services.

In addition to the cash consideration, the purchase price included contingent consideration with respect to the acquisition of Bayonet of up to $4,500 due in December 2023. Amounts to be paid are contingent on earnings achieved over a three year period, and will accrue interest on the $4,500 at a rate of 3%, to be paid quarterly. This contingent liability was valued at $4,074 as of the date of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Part II, Item 8. “Financial Statements and Supplementary Data” as set forth in our Annual Report on Form 10-K for the year ended September 30, 2021, and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Part I, Item 1. “Business” of our Annual Report on Form 10-K for the year ended September 30, 2021, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, designs and installs integrated electrical and technology systems and provides infrastructure products and services to a variety of end markets. Our operations are organized into four principal business segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial.

Impact of COVID-19 and Current Market Conditions on Our Business

The coronavirus disease 2019 (“COVID-19”) pandemic and its ongoing impact on markets, the supply chain and the labor force continue to influence trends affecting our business. While many customers that delayed projects or reduced operations earlier in the pandemic have resumed more normal levels of activity, certain customers have recently experienced increased COVID-19-related employee absences and supply chain challenges, resulting in disruptions to projects on which we are working. Continuing effects of supply chain disruptions include elevated prices, limited availability or delays in deliveries for certain materials necessary for our projects, notably copper, steel, electronic components, and certain plastics. Reduced availability of certain materials has resulted in a need to take actions such as carrying higher levels of inventory than we typically hold, or, in some cases, substituting higher-cost materials or sourcing materials from new suppliers which may offer less favorable terms or pricing than our usual suppliers. We seek to mitigate supply chain risk by maintaining relationships with multiple vendors, and to recoup higher materials costs through adjusted pricing. However, we may not be able to pass on all increased costs, and our suppliers may be unable to provide the materials we require. We are also experiencing a recent increase in employee absences related to exposure to, or illness from, COVID-19, which can result in production inefficiencies and delays, higher overtime costs, or the need to outsource activities or use more expensive contract labor. An inability to procure materials in a timely manner, to complete work on schedule, or to reflect higher materials or labor costs in our pricing to customers could result in a loss of revenue or lower profit margins, and could have a significant impact on our operating results.

The COVID-19 pandemic and related responses are continuing to evolve, and therefore, continue to present potential new risks to our business, particularly in light of new variants of the virus. To date, the COVID-19 pandemic has had a number of adverse impacts on our results of operations. We continue to monitor and implement evolving health and safety protocols, including vaccine mandates or testing requirements imposed by governmental entities or our customers. Factors that we expect will continue to affect our results of operations in the future include, but are not limited to, the potential impacts on our workforce of either illness or the shut-down of job sites; the impact of any vaccine mandates or testing requirements on employee recruiting and retention; a reduced demand for our services; increases in operating costs due to disruptions, personal protective equipment requirements and other increased employment-related costs; supply chain disruptions; increased material prices; and limitations on the ability of our customers to pay us on a timely basis. With respect to employees working remotely, we may also be more vulnerable to security breaches, cyber-attacks, computer viruses, ransomware, or other similar events. Although we have implemented policies, procedures and security software intended to protect our information technology systems, networks and infrastructure, these measures may not be effective against all potential cybersecurity threats.

We are continuing to monitor conditions affecting our business and will take actions as may be necessary to protect the health and safety of our employees and to serve our customers. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect our business, results of operations and financial condition are difficult to predict and depend on numerous evolving factors outside our control including: emergence of new variants of the virus; government, social, business and other actions taken in response to the pandemic; any additional waves of COVID-19 infections; vaccine efficacy on new variants of the virus; the impact of government or customer vaccine mandates or testing requirements on employee recruiting and retention; and the effect of the pandemic on short- and long-term general economic conditions, including the supply chain.

Please refer to Part I. Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2021 for further information.

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

	Three Months Ended December 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$480,509	100.0%	$314,838	100.0%
Cost of services	400,782	83.4%	256,159	81.4%
Gross profit	79,727	16.6%	58,679	18.6%
Selling, general and administrative expenses	59,402	12.4%	42,786	13.6%
Contingent consideration	69	—%	—	—%
Gain on sale of assets	(5)	—%	(10)	—%
Operating income	20,261	4.2%	15,903	5.1%
Interest and other (income) expense, net	1,201	0.2%	54	—%
Income from operations before income taxes	19,060	4.0%	15,849	5.0%
Provision for income taxes	3,981	0.8%	3,639	1.2%
Net income	15,079	3.1%	12,210	3.9%
Net income attributable to noncontrolling interest	(615)	(0.1)%	(112)	—%
Net income attributable to IES Holdings, Inc.	$14,464	3.0%	$12,098	3.8%

Consolidated revenues for the three months ended December 31, 2021, were $165.7 million higher than for the three months ended December 31, 2020, an increase of 52.6%, with increases at all four of our operating segments driven by strong demand and the contribution of businesses acquired in fiscal 2021.

Consolidated gross profit for the three months ended December 31, 2021 increased $21.0 million compared to the three months ended December 31, 2020. Our overall gross profit percentage decreased to 16.6% during the three months ended December 31, 2021, as compared to 18.6% during the three months ended December 31, 2020. Gross profit as a percentage of revenue increased at our Commercial & Industrial segment, while decreasing at our Communications, Residential and Infrastructure Solutions segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended December 31, 2021, our selling, general and administrative expenses were $59.4 million, an increase of $16.6 million, or 38.8%, over the three months ended December 31, 2020, driven largely by increased personnel costs at our Residential operating segment in connection with its growth, and by expenses incurred at businesses acquired during fiscal 2021, including amortization of intangible assets. Selling, general and administrative expense as a percent of revenue decreased from 13.6% for the three months ended December 31, 2020 to 12.4% for the three months ended December 31, 2021, as we benefited from the increased scale of our operations.

Communications

	Three Months Ended December 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$127,389	100.0%	$98,356	100.0%
Cost of services	106,891	83.9%	79,817	81.2%
Gross profit	20,498	16.1%	18,539	18.8%
Selling, general and administrative expenses	11,384	8.9%	9,341	9.5%
Gain on sale of assets	(6)	—%	—	—%
Operating income	$9,120	7.2%	$9,198	9.4%

Revenues. Our Communications segment’s revenues increased by $29.0 million during the three months ended December 31, 2021, or 29.5%, compared to the three months ended December 31, 2020. The increase primarily resulted from increased demand from our data center customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2021 increased by $2.0 million compared to the three months ended December 31, 2020. Gross profit as a percentage of revenue decreased from 18.8% to 16.1% as we performed work under a higher proportion of cost-plus contracts, which generally have lower margins than fixed-price contracts. We have also experienced a decrease in project efficiency, particularly as employee absences related to illness from or exposure to COVID-19 have increased. Finally, we continue to invest in hiring and training personnel, particularly in estimating and project management, to grow the business.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $2.0 million, or 21.9%, during the three months ended December 31, 2021, compared to the three months ended December 31, 2020. The increase is a result of higher personnel cost in connection with the growth of our business, as well as higher wages in an increasingly competitive labor market. We also experienced a more typical level of selling expense for the three months ended December 31, 2021 as compared to the same period in 2020, when travel and other activities were curtailed due to the pandemic. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 8.9% during the three months ended December 31, 2021, compared to 9.5% for the three months ended December 31, 2020, as we have benefited from the scale of our operations.

Residential

	Three Months Ended December 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$241,776	100.0%	$119,491	100.0%
Cost of services	199,138	82.4	95,963	80.3
Gross profit	42,638	17.6	23,528	19.7
Selling, general and administrative expenses	30,995	12.8	17,327	14.5
Contingent consideration	69	—	—	—
Loss on sale of assets	8	—	—	—
Operating income	$11,566	4.8%	$6,201	5.2%

Revenues. Our Residential segment’s revenues increased by $122.3 million, or 102.3%, during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase was driven by the revenue contributed by the businesses acquired in fiscal 2021, strong demand for single-family and multi-family housing and the impact of price increases in connection with a higher cost of materials. Businesses acquired during fiscal 2021 contributed $79.4 million of the total increase in revenue for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Inclusive of those acquired businesses, single-family revenues and multi-family and other revenues increased by $101.4 million and $20.9 million, respectively, for the three months ended December 31, 2021 compared to 2020. Excluding the impact of the fiscal 2021 acquisitions, our Residential segment's revenues grew by 38.4% for the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Gross Profit. During the three months ended December 31, 2021, our Residential segment's gross profit increased by $19.1 million, or 81.2%, compared to the three months ended December 31, 2020. The increase in gross profit was driven primarily by contributions from the 2021 acquisitions, as well as the impact of price increases. Gross profit as a percentage of revenue decreased to 17.6% during the three months ended December 31, 2021, from 19.7% for the three months ended December 31, 2020, primarily as a result of increased commodity prices and a reduction in project efficiency related to supply-chain challenges and the COVID-19 pandemic.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $13.7 million, or 78.9%, during the three months ended December 31, 2021, compared to the three months ended December 31, 2020. Selling, general and administrative expenses incurred at businesses acquired during fiscal 2021, including amortization of intangible assets, contributed $9.0 million of the net increase. We have also increased staffing to support the growth of our operations. Selling, general and administrative expenses as a percentage of revenue in the Residential segment decreased to 12.8% of segment revenue during the three months ended December 31, 2021, compared to 14.5% in the three months ended December 31, 2020, as we benefited from the scale of our operations.

Infrastructure Solutions

	Three Months Ended December 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$42,096	100.0%	$34,401	100.0%
Cost of services	34,375	81.7	23,464	68.2
Gross profit	7,721	18.3	10,937	31.8
Selling, general and administrative expenses	6,059	14.4	5,611	16.3
Gain on sale of assets	—	—	(1)	—
Operating income	$1,662	3.9%	$5,327	15.5%

Revenues. Revenues in our Infrastructure Solutions segment increased $7.7 million during the three months ended December 31, 2021, an increase of 22.4% compared to the three months ended December 31, 2020. The increase in revenue was driven primarily by increased demand at our generator enclosure business as well as the acquisition of Wedlake Fabricating, Inc. ("Wedlake") during the first fiscal quarter of 2021, which contributed $3.3 million of the increase.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended December 31, 2021 decreased $3.2 million as compared to the three months ended December 31, 2020, reflecting the impact of supply chain disruptions on our generator enclosure business, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the expansion and relocation of the Wedlake business to a newly acquired operating facility. Additionally, during the three months ended December 31, 2020, we benefited from workers' compensation refunds received from the State of Ohio. Gross profit as a percentage of revenue decreased from 31.8% to 18.3%.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended December 31, 2021 increased $0.4 million when compared to the three months ended December 31, 2020, primarily as a result of expense incurred at the Wedlake business acquired during the first fiscal quarter of 2021, including amortization of intangible assets. Selling, general and administrative expenses as a percent of revenue decreased from 16.3% to 14.4%, as we benefited from the scale of our operations.

Commercial & Industrial

	Three Months Ended December 31,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$69,248	100.0%	$62,590	100.0%
Cost of services	60,378	87.2	56,915	90.9
Gross profit	8,870	12.8	5,675	9.1
Selling, general and administrative expenses	7,268	10.5	6,424	10.3
Gain on sale of assets	(7)	—	(9)	—
Operating income (loss)	$1,609	2.3%	$(740)	(1.2)%

Revenues. Revenues in our Commercial & Industrial segment increased $6.7 million, or 10.6%, during the three months ended December 31, 2021, compared to the three months ended December 31, 2020. During the quarter ended December 31, 2021, we benefited from the start-up of projects that were delayed in fiscal 2021. While activity in this segment has been curtailed during the COVID-19 pandemic, many customers are returning to more typical levels of activity. However, this market remains highly competitive.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2021, increased by $3.2 million, as compared to the three months ended December 31, 2020. We have benefited from more efficient absorption of overhead in connection with higher levels of activity, and we have improved operating efficiencies on certain projects. Gross profit as a percentage of revenue increased from 9.1% for the three months ended December 31, 2020, to 12.8% for the three months ended December 31, 2021.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2021 increased $0.8 million, or 13.1%, compared to the three months ended December 31, 2020. The increase was driven by an increase in salary expense in connection with growth of the business and higher pay rates in an increasingly competitive labor market. Selling, general and administrative expenses as a percentage of revenue increased from 10.3% to 10.5% for the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Interest expense	$389	$126
Deferred financing charges	47	46
Total interest expense	436	172
Other expense (income), net	765	(118)
Total interest and other expense, net	$1,201	$54

During the three months ended December 31, 2021, we incurred interest expense of $0.4 million primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $4.9 million under our revolving credit facility and an average unused line of credit balance of $42.9 million. This compares to interest expense of $0.2 million for the three months ended December 31, 2020, primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $6.2 million under our revolving credit facility and an average unused line of credit balance of $90.5 million.

The increase in other expense for the three months ended December 31, 2021 as compared with December 31, 2020 is the result of unrealized losses on investments in equity securities of $0.8 million.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $4.0 million for the three months ended December 31, 2021, compared to income tax expense of $3.6 million for the three months ended December 31, 2020. Income tax expense for the three months ended December 31, 2021 and 2020 included a benefit of $0.9 million and $0.2 million, respectively, related to the vesting of stock-based compensation.

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

	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Remaining performance obligations	$721	$713	$669	$614
Agreements without an enforceable obligation (1)	227	187	156	93
Backlog	$948	$900	$825	$707
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

WORKING CAPITAL

During the three months ended December 31, 2021, working capital exclusive of cash increased by $40.4 million from September 30, 2021, reflecting a $27.6 million increase in current assets excluding cash and a $12.8 million decrease in current liabilities during the period.

During the three months ended December 31, 2021, our current assets exclusive of cash increased to $488.7 million, as compared to $461.1 million as of September 30, 2021. This increase includes a $9.1 million increase in costs and estimated earnings in excess of billings. As a result of supply chain challenges on certain of our jobs, we were not able to timely procure all materials necessary to reach billings milestones as quickly as we otherwise would have, resulting in a delay in billing some work. Additionally, inventory increased by $5.2 million, as we have increased the quantity of inventory we are currently carrying to manage procurement risks. An increase in business activity drove an $8.1 million increase in trade accounts receivable. Days sales outstanding increased to 60 at December 31, 2021 from 57 at September 30, 2021. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value.

During the three months ended December 31, 2021, our total current liabilities decreased by $12.8 million to $298.8 million, compared to $311.6 million as of September 30, 2021, driven in part by remittance of payroll taxes deferred under the CARES Act, as well as the timing of payment of certain year-end accruals.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2021, the estimated cost to complete our bonded projects was approximately $75.5 million.

LIQUIDITY AND CAPITAL RESOURCES
The Revolving Credit Facility

On December 2, 2021, we amended our existing credit agreement with Wells Fargo (as so amended the "Amended Credit Agreement") to, among other things, increase the size of the facility from $100 million to $125 million, decrease the required minimum Liquidity (as defined in the Amended Credit Agreement) from $20 million to $12.5 million, and extend the maturity date from September 30, 2024 to September 30, 2026. The Amended Credit Agreement also replaced the Daily Three Month London Interbank Offered Rate ("LIBOR") with the Daily Three Month Secured Overnight Financing Rate ("SOFR") (each as defined in the Amended Credit Agreement) as the benchmark rate for establishing the interest rate applicable to our borrowings under the Amended

Credit Agreement.
Borrowings under the Amended Credit Agreement may not exceed a “borrowing base” that is determined monthly by Wells Fargo based on available collateral, primarily certain accounts receivables, inventories, and equipment. Effective December 2, 2021, amounts outstanding bear interest at a per annum rate equal to Daily Three Month SOFR, plus an interest rate margin, which is determined quarterly, based on the following thresholds:

Level	Thresholds	Interest Rate Margin
I	If Liquidity is less than 35% of the Maximum Revolver Amount (as defined in the Amended Credit Agreement) at any time during the period	2.00 percentage points

II	If Liquidity is greater than or equal to 35% of the Maximum Revolver Amount at all times during the period and less than 50% of the Maximum Revolver Amount at any time during the period	1.75 percentage points

III	If Liquidity is greater than or equal to 50% of the Maximum Revolver Amount at all times during the period	1.50 percentage points

In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.25% per annum, (2) a collateral monitoring fee of $5 thousand per quarter, (3) a letter of credit fee based on the then-applicable interest rate margin (4) appraisal fees, costs and expenses and (5) certain other fees and charges as specified in the Amended Credit Agreement.

As of December 31, 2021, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
•a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement), measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0; and
•minimum Liquidity of at least 10% of the Maximum Revolver Amount, or $12.5 million; with, for purposes of this covenant, at least 50% of our Liquidity comprised of Excess Availability (as defined in the Amended Credit Agreement).

At December 31, 2021, our Liquidity was $59.0 million, our Excess Availability was $51.1 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 6.6:1.0.

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

At December 31, 2021, we had $5.3 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $68.6 million under our revolving credit facility.

Operating Activities

Our cash flow from operations is not only influenced by cyclicality, demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to the seasonality that we experience in many regions of the country; however, a seasonal decline in working capital may be offset by needs associated with higher growth or acquisitions.Currently, our working capital needs are higher than they have been historically, as a result of growth of our business, rising commodity prices, and the impact of supply chain disruptions.

Operating activities used net cash of $24.5 million during the three months ended December 31, 2021, as compared to $20.3 million of net cash provided in the three months ended December 31, 2020. The decrease in operating cash flow resulted from an increase in working capital, including an increase in inventory. In addition to the impact on inventory of higher commodity prices, supply chain disruptions have resulted in longer lead times for deliveries, and reduced availability for certain products we procure, particularly copper wire. As a result, we have increased the amount of inventory we are currently carrying in an effort to ensure the availability of materials to serve our customers. In addition, costs and estimated earnings in excess of billings increased as supply chain and labor challenges have, in some cases, extended the time to meet billing milestones. Trade accounts receivable also increased due to increased business activity. We also remitted $7.0 million of payroll taxes previously deferred under the CARES Act. This increase in working capital was partly offset by higher earnings during the three months ended December 31, 2021.

Investing Activities

Net cash used in investing activities was $12.8 million for the three months ended December 31, 2021, compared to $55.9 million for the three months ended December 31, 2020. We used $12.3 million for capital expenditures in the three months ended December 31, 2021, primarily related to the acquisition of a new operating facility for our Wedlake business. During the three months ended December 31, 2020, we used $54.8 million to complete three acquisitions and $1.2 million for capital expenditures.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2021 was $21.9 million, compared to $14.2 million for the three months ended December 31, 2020. Net cash provided by financing activities for the three months ended December 31, 2021 included net borrowings on our credit facility of $28.2 million, partly offset by $4.8 million used for repurchases of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation. For the three months ended December 31, 2020, we borrowed a net $15.0 million on our revolving credit facility. Additionally, we used $0.7 million to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, our Board authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company's common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 56,415 shares pursuant to this program during the three months ended December 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2021, we had commitments of $12.1 million outstanding under agreements to purchase copper wire and other materials over the next 12 months in the ordinary course of business. There have been no other material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices. We are also exposed to interest rate risk with respect to our outstanding borrowings under our revolving credit facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and our risk factors in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Commodity Risk

Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel, electronic components, certain plastics, and fuel. Commodity price risks may have an impact on our results of operations due to the fixed nature of many of our contracts. Over the long term, we expect to be able to pass along a portion of these costs to our customers, as market conditions in the industries we serve will allow.

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. On December 2, 2021, we entered into an amendment to our credit agreement which replaced LIBOR with SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. A one percentage point increase in the interest rate on our long-term debt outstanding under the credit facility as of December 31, 2021 would cause a $0.7 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
October 1, 2021 – October 31, 2021	63,299	$46.45	47,859	821,761
November 1, 2021 – November 30, 2021	0	$0.00	0	821,761
December 1, 2021 – December 31, 2021	8,556	$48.46	8,556	813,205
Total	71,855	$46.69	56,415	813,205
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
3.1 —
Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

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
10.1 —
Amendment No. 9 and Joinder to Second Amended and Restated Credit and Security Agreement, dated December 2, 2021, by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed December 3, 2021).

10.2 —
Phantom Stock Unit Award Agreement dated as of December 3, 2021, by and between the Company and Matthew Simmes (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2021).

10.3 —
Phantom Stock Unit Award Agreement dated as of December 1, 2021, by and between the Company and Jeffrey Gendell (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 3, 2021).

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 2022.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)