Form 10-Q
period 2022-03-31
IES Holdings, Inc.
filed 2022-04-29
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 27, 2022, there were 20,787,896 shares of common stock outstanding.

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

•changes in general economic conditions, including market and macro-economic disruptions resulting from Russia's invasion of Ukraine or other geo-political events;

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

•closures or sales of our facilities resulting in significant future charges, including potential warranty losses or other unexpected liabilities, or a significant disruption of our operations;

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

•loss of key personnel ineffective transition of new management, or inability to transfer, renew and obtain electrical and other professional licenses;

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	March 31,	September 30,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,279	$23,105
Accounts receivable:
Trade, net of allowance of $4,045 and $2,387, respectively	309,445	286,707
Retainage	49,957	41,341
Inventories	85,899	68,573
Costs and estimated earnings in excess of billings	55,517	43,389
Prepaid expenses and other current assets	15,958	21,065
Total current assets	536,055	484,180
Property and equipment, net	52,068	35,454
Goodwill	92,395	92,395
Intangible assets, net	78,694	85,619
Deferred tax assets	17,380	19,009
Operating right of use assets	43,734	42,916
Other non-current assets	10,913	7,049
Total assets	$831,239	$766,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	283,684	249,114
Billings in excess of costs and estimated earnings	63,619	62,486
Total current liabilities	347,303	311,600
Long-term debt	69,498	39,746
Operating long-term lease liabilities	28,370	28,649
Other non-current liabilities	10,562	16,080
Total liabilities	455,733	396,075
Noncontrolling interest	24,458	24,594
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,785,498 and 20,732,531 outstanding, respectively	220	220
Treasury stock, at cost, 1,264,031 and 1,316,998 shares, respectively	(30,587)	(29,300)
Additional paid-in capital	200,159	201,899
Retained earnings	181,256	173,134
Total stockholders’ equity	351,048	345,953
Total liabilities and stockholders’ equity	$831,239	$766,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$501,593	$331,961
Cost of services	443,086	267,087
Gross profit	58,507	64,874
Selling, general and administrative expenses	63,430	47,655
Contingent consideration	69	73
Loss (gain) on sale of assets	(68)	18
Operating income (loss)	(4,924)	17,128
Interest and other (income) expense:
Interest expense	543	225
Other (income) expense, net	(124)	(51)
Income (loss) from operations before income taxes	(5,343)	16,954
Provision for (benefit from) income taxes	(1,293)	3,611
Net income (loss)	(4,050)	13,343
Net income attributable to noncontrolling interest	(1,362)	(507)
Comprehensive income (loss) attributable to IES Holdings, Inc.	$(5,412)	$12,836

Earnings (loss) per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$(0.30)	$0.59
Diluted	$(0.30)	$0.58

Shares used in the computation of earnings per share:
Basic	20,772,426	20,780,006
Diluted	20,772,426	21,071,059

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Six Months Ended March 31,
	2022	2021
Revenues	$982,102	$646,799
Cost of services	843,868	523,246
Gross profit	138,234	123,553
Selling, general and administrative expenses	122,832	90,441
Contingent consideration	138	73
Loss (gain) on sale of assets	(73)	8
Operating income	15,337	33,031
Interest and other (income) expense:
Interest expense	979	397
Other (income) expense, net	641	(169)
Income from operations before income taxes	13,717	32,803
Provision for income taxes	2,688	7,250
Net income	11,029	25,553
Net income attributable to noncontrolling interest	(1,977)	(619)
Comprehensive income attributable to IES Holdings, Inc.	$9,052	$24,934

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.39	$1.18
Diluted	$0.38	$1.16

Shares used in the computation of earnings per share:
Basic	20,737,253	20,756,879
Diluted	21,139,429	21,059,088

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
BALANCE, December 31, 2021	22,049,529	$220	(1,261,444)	$(30,460)	$199,162	$187,538	$356,460
Acquisition of treasury stock	—	—	(2,587)	(127)	—	—	(127)
Non-cash compensation	—	—	—	—	997	—	997
Increase in noncontrolling interest	—	—	—	—	—	(870)	(870)
Net loss attributable to IES Holdings, Inc.	—	—	—	—	—	(5,412)	(5,412)
BALANCE, March 31, 2022	22,049,529	$220	(1,264,031)	$(30,587)	$200,159	$181,256	$351,048

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, December 31, 2020	22,049,529	$220	(1,279,545)	$(24,984)	$201,219	$119,007	$295,462
Issuances under compensation plans	—	—	68,860	1,345	(1,345)	—	—
Non-cash compensation	—	—	—	—	858	—	858
Increase in noncontrolling interest	—	—	—	—	—	(621)	(621)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	12,836	12,836
BALANCE, March 31, 2021	22,049,529	$220	(1,210,685)	$(23,639)	$200,732	$131,222	$308,535

	Six Months Ended March 31, 2022
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2021	22,049,529	$220	(1,316,998)	$(29,300)	$201,899	$173,134	$345,953
Issuances under compensation plans	—	—	157,167	3,638	(3,638)	—	—
Acquisition of treasury stock	—	—	(104,200)	(4,925)		—	(4,925)
Non-cash compensation	—	—		—	1,898	—	1,898
Increase in noncontrolling interest	—	—	—	—	—	(930)	(930)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	9,052	9,052
BALANCE, March 31, 2022	22,049,529	$220	(1,264,031)	$(30,587)	$200,159	$181,256	$351,048

	Six Months Ended March 31, 2021
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2020	22,049,529	$220	(1,287,134)	$(24,499)	$200,587	$107,005	$283,313
Issuances under compensation plans	—	—	107,327	2,086	(2,086)	—	—
Acquisition of treasury stock	—	—	(30,878)	(1,226)	531		(695)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—		(214)	(214)
Non-cash compensation	—	—	—	—	1,700	—	1,700
Increase in noncontrolling interest	—	—	—	—	—	(503)	(503)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	24,934	24,934
BALANCE, March 31, 2021	22,049,529	$220	(1,210,685)	$(23,639)	$200,732	$131,222	$308,535

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,029	$25,553
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	92	61
Deferred financing cost amortization	88	94
Depreciation and amortization	12,370	9,848
Loss (gain) on sale of assets	(73)	8
Non-cash compensation expense	1,898	1,700
Deferred income taxes	1,931	5,433
Changes in operating assets and liabilities:
Accounts receivable	(22,830)	11,943
Inventories	(17,325)	(9,771)
Costs and estimated earnings in excess of billings	(12,128)	5,699
Prepaid expenses and other current assets	(3,795)	1,053
Other non-current assets	(1,968)	(83)
Accounts payable and accrued expenses	26,911	(9,324)
Billings in excess of costs and estimated earnings	1,134	4,518
Other non-current liabilities	(242)	1,626
Net cash provided by (used in) operating activities	(2,908)	48,358
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,627)	(3,004)
Proceeds from sale of assets	199	68
Cash paid in conjunction with equity investments	(500)	—
Cash paid in conjunction with business combinations	—	(55,468)
Net cash used in investing activities	(21,928)	(58,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	872,609	584,483
Repayments of debt	(842,727)	(584,495)
Cash paid for finance leases	(603)	(240)
Distribution to noncontrolling interest	(3,344)	(251)
Purchase of treasury stock	(4,925)	(695)
Net cash provided by (used in) financing activities	21,010	(1,198)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,826)	(11,244)
CASH AND CASH EQUIVALENTS, beginning of period	23,105	53,577
CASH AND CASH EQUIVALENTS, end of period	$19,279	$42,333

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$949	$262
Cash paid for income taxes (net)	$2,142	$2,182

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

Noncontrolling Interest

In connection with our acquisitions of Edmonson Electric, LLC (“Edmonson”) and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, and NEXT Electric, LLC in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party seller. The interests retained by those third party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of the noncontrolling interests remaining outstanding at March 31, 2022 had been redeemable at that date, the redemption amount would have been $21,942.

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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 56 percent of the Company’s outstanding common stock based on the Form 4 filed by Tontine with the SEC on December 3, 2021 and the Company's shares outstanding as of April 27, 2022. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three and six months ended March 31, 2022 and 2021 was derived from the following activities. See details in the following tables:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Communications	$130,639	$94,886	$258,028	$193,242
Residential
Single-family	192,368	100,476	365,896	172,602
Multi-family and Other	68,038	49,860	136,286	97,225
Total Residential	260,406	150,336	502,182	269,827
Infrastructure Solutions
Industrial Services	15,837	10,548	30,653	20,588
Custom Power Solutions	25,896	24,168	53,176	48,529
Total Infrastructure Solutions	41,733	34,716	83,829	69,117
Commercial & Industrial	68,815	52,023	$138,063	$114,613
Total Revenue	$501,593	$331,961	$982,102	$646,799

	Three Months Ended March 31, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$85,722	$260,406	$39,924	$64,346	$450,398
Time-and-material	44,917	—	1,809	4,469	51,195
Total revenue	$130,639	$260,406	$41,733	$68,815	$501,593

	Three Months Ended March 31, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$68,551	$150,336	$32,959	$49,003	$300,849
Time-and-material	26,335	—	1,757	3,020	31,112
Total revenue	$94,886	$150,336	$34,716	$52,023	$331,961

	Six Months Ended March 31, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$174,144	$502,182	$80,377	$129,206	$885,909
Time-and-material	83,884	—	3,452	8,857	96,193
Total revenue	$258,028	$502,182	$83,829	$138,063	$982,102

	Six Months Ended March 31, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$144,565	$269,827	$65,623	$109,690	$589,705
Time-and-material	48,677	—	3,494	4,923	57,094
Total revenue	$193,242	$269,827	$69,117	$114,613	$646,799

Accounts Receivable and Allowance for Credit Losses

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of March 31, 2022, Accounts receivable included $21,824 of unbilled receivables for which we have an unconditional right to bill.

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

During the three months ended March 31, 2022 and 2021, we recognized revenue of $38,349 and $28,385 related to our contract liabilities at January 1, 2022 and 2021, respectively. During the six months ended March 31, 2022 and 2021, we recognized revenue of $45,115 and $33,740 related to our contract liabilities at October 1, 2021 and 2020, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At March 31, 2022, we had remaining performance obligations of $835,548. The Company expects to recognize revenue on approximately $792,953 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three and six months ended March 31, 2022, net revenue recognized from our performance obligations satisfied in previous periods was not material.

4. DEBT

At March 31, 2022 and September 30, 2021, we had $70,220 and $40,339, respectively, in borrowings outstanding under our revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo"), and long-term debt related to loans on capital expenditures of $15 and $63, respectively. At March 31, 2022, we also had $4,161 in outstanding letters of credit and total availability of $50,619 under our revolving credit facility without triggering our financial covenants under our Second Amended and Restated Credit and Security Agreement with Wells Fargo (as amended, the "Credit Agreement"). As of March 31, 2022, the Company was in compliance with the financial covenants under the Credit Agreement.

On April 28, 2022 we entered into the Third Amended and Restated Credit and Security Agreement with Wells Fargo (the "Amended Credit Agreement"), which, among other things, increased our maximum borrowing amount from $125,000 to $150,000. Please refer to Note 15 - Subsequent Events for further information regarding the Amended Credit Agreement.

The Amended Credit Agreement, which matures on September 30, 2026, contains customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2021.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings (loss) per share for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) attributable to IES Holdings, Inc.	$(5,412)	$12,836
Increase in noncontrolling interest	870	621
Net income attributable to restricted stockholders of IES Holdings, Inc.	—	8
Net income (loss) attributable to common stockholders of IES Holdings, Inc.	$(6,282)	$12,207

Denominator:
Weighted average common shares outstanding — basic	20,772,426	20,780,006
Effect of dilutive stock options and non-vested securities	0	291,053
Weighted average common and common equivalent shares outstanding — diluted	20,772,426	21,071,059

Earnings (loss) per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$(0.30)	$0.59
Diluted	$(0.30)	$0.58

	Six Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to IES Holdings, Inc.	$9,052	$24,934
Increase in noncontrolling interest	930	503
Net income attributable to restricted stockholders of IES Holdings, Inc.	6	20
Net income attributable to common stockholders of IES Holdings, Inc.	$8,116	$24,411

Denominator:
Weighted average common shares outstanding — basic	20,737,253	20,756,879
Effect of dilutive stock options and non-vested securities	402,176	302,209
Weighted average common and common equivalent shares outstanding — diluted	21,139,429	21,059,088

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.39	$1.18
Diluted	$0.38	$1.16

For the three and six months ended March 31, 2022 and 2021, the average price of our common shares exceeded the exercise price of all of our outstanding options; therefore, all of our outstanding stock options were included in the computation of diluted earnings per share, except for the quarter ended March 31, 2022, where such options would have had an anti-dilutive impact on the Company's loss per share.

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

Transactions between segments, if any, are eliminated in consolidation. Our corporate organization provides general and administrative services, as well as support services, to each of our four operating segments. Management allocates certain shared costs between segments for selling, general and administrative expenses.

Segment information for the three and six months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$130,639	$260,406	$41,733	$68,815	$—	$501,593
Cost of services	119,518	214,862	34,672	74,034	—	443,086
Gross profit (loss)	11,121	45,544	7,061	(5,219)	—	58,507
Selling, general and administrative	10,978	33,576	6,391	8,448	4,037	63,430
Contingent consideration	—	69	—	—	—	69
Gain on sale of assets	(7)	—	(28)	(33)	—	(68)
Operating income (loss)	$150	$11,899	$698	$(13,634)	$(4,037)	$(4,924)
Other data:
Depreciation and amortization expense	$362	$3,721	$1,385	$647	$41	$6,156
Capital expenditures	$750	$6,707	$823	$840	$168	$9,288
Total assets	$171,929	$363,921	$150,276	$99,262	$45,851	$831,239

	Three Months Ended March 31, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$94,886	$150,336	$34,716	$52,023	$—	$331,961
Cost of services	75,339	120,146	25,161	46,441	—	267,087
Gross profit	19,547	30,190	9,555	5,582	—	64,874
Selling, general and administrative	9,615	21,609	6,242	6,744	3,445	47,655
Contingent consideration	—	73	—	—	—	73
Loss (gain) on sale of assets	—	52	(26)	(8)	—	18
Operating income (loss)	$9,932	$8,456	$3,339	$(1,154)	$(3,445)	$17,128
Other data:
Depreciation and amortization expense	$347	$3,205	$1,554	$683	$39	$5,828
Capital expenditures	$133	$1,040	$163	$397	$89	$1,822
Total assets	$128,568	$215,399	$134,037	$69,405	$68,243	$615,652

	Six Months Ended March 31, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$258,028	$502,182	$83,829	$138,063	$—	$982,102
Cost of services	226,408	414,000	69,048	134,412	—	843,868
Gross profit	31,620	88,182	14,781	3,651	—	138,234
Selling, general and administrative	22,363	64,571	12,449	15,716	7,733	122,832
Contingent consideration	—	138	—	—	—	138
Loss (gain) on sale of assets	(13)	8	(28)	(40)	—	(73)
Operating income (loss)	$9,270	$23,465	$2,360	$(12,025)	$(7,733)	$15,337
Other data:
Depreciation and amortization expense	$721	$7,573	$2,728	$1,277	$71	$12,370
Capital expenditures	$1,344	$7,891	$11,139	$1,085	$168	$21,627
Total assets	$171,929	$363,921	$150,276	$99,262	$45,851	$831,239

	Six Months Ended March 31, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$193,242	$269,827	$69,117	$114,613	$—	$646,799
Cost of services	155,156	216,109	48,625	103,356	—	523,246
Gross profit	38,086	53,718	20,492	11,257	—	123,553
Selling, general and administrative	18,956	38,936	11,853	13,168	7,528	90,441
Contingent consideration	—	73	—	—	—	73
Loss (gain) on sale of assets	—	52	(27)	(17)	—	8
Operating income (loss)	$19,130	$14,657	$8,666	$(1,894)	$(7,528)	$33,031
Other data:
Depreciation and amortization expense	$694	$4,709	$2,995	$1,377	$73	$9,848
Capital expenditures	$265	$1,477	$508	$665	$89	$3,004
Total assets	$128,568	$215,399	$134,037	$69,405	$68,243	$615,652

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 713,151 shares were available for issuance at March 31, 2022.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, our Board authorized the repurchase from time to time of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 2,587 and 59,002 shares, respectively, of our common stock during the three and six months ended March 31, 2022 in open market transactions at an average price of $49.00 and $46.81, respectively, per share. We repurchased no shares of our common stock during the three and six months ended March 31, 2021 in open market transactions.

Treasury Stock

During the six months ended March 31, 2022, we issued 73,627 shares of common stock from treasury stock to employees and repurchased 45,198 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. In addition, we issued 83,540 shares from treasury stock to satisfy the vesting of Director PSUs (as defined below) in conjunction with the departure of a Board member.

During the six months ended March 31, 2021, we issued 38,087 shares of common stock from treasury stock to employees and repurchased 16,882 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. In addition, 13,996 restricted shares were forfeited by certain former employees upon their departure and returned to treasury stock. We also issued 380 unrestricted shares of common stock from treasury to members of our Board of Directors as part of their overall compensation, and we issued 68,860 shares from treasury stock to satisfy the vesting of Director PSUs in conjunction with the departure of a board member.

Restricted Stock

We granted no restricted shares to executives during the six months ended March 31, 2022. Of the awards previously granted, 3,118 shares vested. The remaining restricted shares either vest subject to the achievement of specified levels of cumulative net income before taxes or vest based on the passage of time. During the three months ended March 31, 2022 and 2021, we recognized $36 and $36, respectively, in compensation expense related to all restricted stock awards. During the six months ended March 31, 2022 and 2021, we recognized $71 and $74, respectively, in compensation expense related to all restricted stock awards. At March 31, 2022, the unamortized compensation cost related to outstanding unvested restricted stock was $95.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are granted to the members of the Board of Directors as part of their overall compensation. The Director PSUs are contractual rights to receive one share of the Company's common stock and are paid via unrestricted stock grants to each director upon their departure from the Board of Directors, or upon a change in control. We record compensation expense for the full value of the grant on the date of grant. During the three months ended March 31, 2022 and 2021, we recognized $96 and $90, respectively, in compensation expense related to these grants. During the six months ended March 31, 2022 and 2021, we recognized $193 and $186, respectively, in compensation expense related to these grants.

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

As of March 31, 2022, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 321,463 shares of common stock. During the six months ended March 31, 2022, we granted 150,447 Employee PSUs, 4,962 were forfeited, and 106,964 vested. During the three months ended March 31, 2022 and 2021, we recognized $864 and $711, respectively, in compensation expense related to Employee PSU grants. During the six months ended March 31, 2022 and 2021, we recognized $1,632 and $1,408, respectively, in compensation expense related to Employee PSU grants.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. During the three months ended March 31, 2022 and 2021, we recognized $1,195 and $773, respectively, in matching expense. During the six months ended March 31, 2022 and 2021, we recognized $2,116 and $1,479, respectively, in matching expense.

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

At March 31, 2022, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), equity securities held for sale, and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and September 30, 2021, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	March 31, 2022
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$862	$862	$—
Equity securities	1,392	1,392	—
Executive savings plan liabilities	(734)	(734)	—
Contingent consideration liability	(4,252)	—	(4,252)
Total	$(2,732)	$1,520	$(4,252)

	September 30, 2021
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$937	$937	$—
Executive savings plan liabilities	(806)	(806)	—
Contingent consideration liability	(4,181)	—	(4,181)
Total	$(4,050)	$131	$(4,181)

In fiscal year 2021, we entered into a contingent consideration arrangement related to the acquisition of Bayonet. At March 31, 2022, we estimated the fair value of this contingent consideration liability at $4,252. The table below presents the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2021	$(4,181)
Net adjustments to fair value	(71)
Fair value at March 31, 2022	$(4,252)

10. INVENTORY

Inventories consist of the following components:

	March 31,	September 30,
	2022	2021
Raw materials	$7,877	$5,819
Work in process	7,528	6,848
Finished goods	1,758	1,554
Parts and supplies	68,736	54,352
Total inventories	$85,899	$68,573

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the carrying value of goodwill by segment at March 31, 2022, which was unchanged from September 30, 2021:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Goodwill at March 31, 2022	$2,816	$51,370	$38,209	$—	$92,395

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			March 31, 2022
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,262	$(3,751)	$11,511
Technical library	20			400	(171)	229
Customer relationships	6	-	15	96,879	(29,936)	66,943
Non-competition arrangements	5			40	(29)	11
Backlog and construction contracts	1			4,957	(4,957)	—
Total intangible assets				$117,538	$(38,844)	$78,694

	Estimated Useful Lives (in Years)			September 30, 2021
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,262	$(2,891)	$12,371
Technical library	20			400	(161)	239
Customer relationships	6	-	15	96,879	(24,021)	72,858
Non-competition arrangements	5			40	(25)	15
Backlog and construction contracts	1			4,957	(4,821)	136
Total intangible assets				$117,538	$(31,919)	$85,619

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

On November 10, 2021, the DOL indicated that it believes IESR piece rate employees did not record all hours worked, and therefore, IESR was not in compliance with the Fair Labor Standards Act. We are conducting an internal investigation on this matter, and plan to vigorously defend the Company against these allegations. We have established a reserve of $350 for the costs to investigate and resolve this matter. At this time, it is not possible for us to estimate a range of costs we expect to incur.

In the course of performing work as a subcontractor, from time to time we may be involved in projects which are the subject of contractual disputes between the general contractor and project owner, or between us and the general contractor. In such cases, payment of amounts owed to us by the general contractor may be delayed as contractual disputes are resolved through mediation, arbitration, or litigation. Such disputes may cause us to incur legal fees and other expenses to enforce our contractual rights, and we may not prevail in recovering all amounts to which we believe we are contractually entitled. At March 31, 2022, we had an aggregate $9,700 of trade accounts receivable where payment has been delayed as a result of contractual disputes. We believe that we are contractually entitled to all of these amounts, and intend to vigorously pursue recovery. However, based on uncertainty around the timing and amount of recovery, at March 31, 2022, we have recorded a reserve of $1,800 against these receivables.

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2022 and September 30, 2021, we had $6,039 and $5,787, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2022 and September 30, 2021, $3,962 and $4,327, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of March 31, 2022, the estimated cost to complete our bonded projects was approximately $125,880. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

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

From time to time we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2022, we had commitments of $12,058 outstanding under agreements to purchase copper wire and other materials over the next 12 months in the ordinary course of business.

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

Current operating and finance liabilities of $14,877 and $1,546, respectively, as of March 31, 2022, and $13,973 and $1,033, respectively, as of September 30, 2021, were included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheets. Non-current finance lease liabilities and finance lease right-of-use assets were included in the “Other non-current liabilities” and “Other non-current assets”, respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of March 31, 2022 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2022	$11,726	$1,187	$12,913
2023	11,918	1,576	13,494
2024	8,683	1,541	10,224
2025	6,052	1,256	7,308
2026	3,945	643	4,588
Thereafter	4,482	240	4,722
Total undiscounted lease payments	$46,806	$6,443	$53,249
Less: imputed interest	3,559	540	4,099
Present value of lease liabilities	$43,247	$5,903	$49,150
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of March 31, 2022 is $2,346.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended			Six Months Ended
	March 31, 2022	March 31, 2021		March 31, 2022	March 31, 2021
Operating lease cost	$4,157	$3,804	$0	$8,160	$7,049
Finance lease cost
Amortization of lease assets	332	133		603	242
Interest on lease liabilities	56	26		104	48
Finance lease cost	388	159		707	290
Short-term lease cost	491	237		776	550
Variable lease cost	485	343		957	634
Total lease cost	$5,521	$4,543		$10,600	$8,523

Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Operating cash flows used for operating leases	$5,111	$3,654	$9,351	$7,649
Operating cash flows used for finance leases	56	—	104	48
Right-of-use assets obtained in exchange for new operating lease liabilities	3,984	6,247	11,499	14,861
Right-of-use assets obtained in exchange for new finance lease liabilities	1,328	396	2,582	960

	March 31, 2022	September 30, 2021
Weighted-average remaining lease term - operating leases	4.3 years	5.0 years
Weighted-average remaining lease term - finance leases	4.3 years	4.2 years
Weighted-average discount rate - operating leases	3.4%	3.7%
Weighted-average discount rate - finance leases	4.1%	4.3%

14. BUSINESS COMBINATIONS AND DIVESTITURES

We completed no acquisitions during the six months ended March 31, 2022. We completed four acquisitions in fiscal year 2021 for total aggregate cash consideration of $92,462. In November 2020, we acquired both Wedlake Fabricating, Inc., a Tulsa, Oklahoma-based manufacturer of custom generator enclosures that are primarily used by data centers and large commercial and industrial facilities, and K.E.P. Electric, Inc., a Batavia, Ohio-based electrical contractor specializing in the design and installation of electrical systems for single-family housing and multi-family developments. In December 2020, we acquired an 80% interest in Bayonet Plumbing, Heating & Air-Conditioning, LLC, a Hudson, Florida-based provider of residential heating, ventilation and air conditioning ("HVAC") and plumbing installation and maintenance services. In May 2021, we acquired an 80% ownership interest in Edmonson Electric, LLC, a Land O'Lakes, Florida-based provider of residential electric, low voltage, and HVAC installation services.

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

15. SUBSEQUENT EVENTS

On April 28, 2022, we entered into the Amended Credit Agreement with Wells Fargo which increased the maximum revolver amount from $125,000 to $150,000. The Amended Credit Agreement also removed the aggregate cap on Company investments in certain securities and the cap on the Company’s ability to make stock repurchases, in each case subject to the satisfaction of certain liquidity requirements. The Amended Credit Agreement continues to contain other customary affirmative, negative and financial covenants as well as events of default.

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

Impact of COVID-19 and Current Market Conditions on Our Business

The coronavirus disease 2019 (“COVID-19”) pandemic and its ongoing impact on markets, the supply chain and the labor force continue to influence trends affecting our business. Continuing effects of supply chain disruptions include elevated prices, limited availability or delays in deliveries for certain materials necessary for our projects, notably copper, steel, aluminum, electronic components, and certain plastics. Reduced availability of certain materials has resulted in a continuing need to take actions such as carrying higher levels of inventory than we typically hold, or, in some cases, substituting higher-cost materials or sourcing materials from new suppliers which may offer less favorable terms or pricing than our usual suppliers. We seek to mitigate supply chain risk by maintaining relationships with multiple vendors, and to recoup higher materials costs through adjusted pricing. However, we are not able to pass on all increased costs, and our suppliers are facing challenges in providing the materials we require. We are also continuing to experience workforce disruptions related to exposure to, or illness from, COVID-19, which have resulted in production inefficiencies and delays, higher overtime costs, and the need to outsource activities or use more expensive contract labor. An inability to procure materials in a timely manner, to complete work on schedule, and to reflect higher materials or labor costs in our pricing to customers has had, and could continue to have, a significant impact on our operating results.

Factors related to the COVID-19 pandemic that we expect will continue to affect our results of operations in the future include, but are not limited to, the potential impacts on our workforce of either illness or the shut-down of job sites; the impact of any vaccine mandates or testing requirements on employee recruiting and retention; a reduced demand for our services; increases in operating costs due to disruptions, personal protective equipment requirements and other increased employment-related costs; supply chain disruptions; increased material prices; and limitations on the ability of our customers to pay us on a timely basis. With respect to employees working remotely, we may also be more vulnerable to security breaches, cyber-attacks, computer viruses, ransomware, or other similar events. Although we have implemented policies, procedures and security software intended to protect our information technology systems, networks and infrastructure, these measures may not be effective against all potential cybersecurity threats.

We are continuing to monitor conditions affecting our business and will take actions as may be necessary to protect the health and safety of our employees and to serve our customers. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect our business, results of operations and financial condition are difficult to predict and depend on numerous evolving factors outside our control including: emergence of new variants of the virus; government, social, business and other actions taken in response to the pandemic; any additional waves of COVID-19 infections; vaccine efficacy on new variants of the virus; the impact of vaccine mandates or testing requirements on employee recruiting and retention; and the effect of the pandemic on short- and long-term general economic conditions, including the supply chain.

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

	Three Months Ended March 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$501,593	100.0%	$331,961	100.0%
Cost of services	443,086	88.3	267,087	80.5
Gross profit	58,507	11.7	64,874	19.5
Selling, general and administrative expenses	63,430	12.6	47,655	14.4
Contingent consideration	69	—	73	—
Loss (gain) on sale of assets	(68)	—	18	—
Operating income (loss)	(4,924)	(1.0)	17,128	5.2
Interest and other expense, net	419	0.1	174	0.1
Income (loss) from operations before income taxes	(5,343)	(1.1)	16,954	5.1
Provision for (benefit from) income taxes	(1,293)	(0.3)	3,611	1.1
Net income (loss)	(4,050)	(0.8)	13,343	4.0
Net income attributable to noncontrolling interest	(1,362)	(0.3)	(507)	(0.2)
Net income (loss) attributable to IES Holdings, Inc.	$(5,412)	(1.1)%	$12,836	3.9%

Consolidated revenues for the three months ended March 31, 2022, were $169.6 million higher than for the three months ended March 31, 2021, an increase of 51.1%, with increases at all four of our operating segments driven by strong demand and the contribution of Edmonson Electric, LLC ("Edmonson"), which was acquired subsequent to the second quarter of fiscal 2021.

Consolidated gross profit for the three months ended March 31, 2022 decreased $6.4 million compared to the three months ended March 31, 2021. Our overall gross profit percentage decreased to 11.7% during the three months ended March 31, 2022, as compared to 19.5% during the three months ended March 31, 2021. Gross profit as a percentage of revenue decreased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended March 31, 2022, our selling, general and administrative expenses were $63.4 million, an increase of $15.8 million, or 33.1%, over the three months ended March 31, 2021, driven largely by increased personnel costs at our Residential operating segment in connection with its growth, and by expenses incurred at Edmonson, including amortization of intangible assets. Selling, general and administrative expense as a percent of revenue decreased from 14.4% for the three months ended March 31, 2021 to 12.6% for the three months ended March 31, 2022, as we benefited from the increased scale of our operations.

	Six Months Ended March 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$982,102	100.0%	$646,799	100.0%
Cost of services	843,868	85.9	523,246	80.9
Gross profit	138,234	14.1	123,553	19.1
Selling, general and administrative expenses	122,832	12.5	90,441	14.0
Contingent consideration	138	—	73	—
Loss (gain) on sale of assets	(73)	—	8	—
Operating income	15,337	1.6	33,031	5.1
	1,620	0.2	228	—
Income from operations before income taxes	13,717	1.4	32,803	5.1
Provision for income taxes	2,688	0.3	7,250	1.1
Net income	11,029	1.1	25,553	4.0
Net income attributable to noncontrolling interest	(1,977)	(0.2)	(619)	(0.1)
Net income attributable to IES Holdings, Inc.	$9,052	0.9%	$24,934	3.9%
Consolidated revenues for the six months ended March 31, 2022, were $335.3 million higher than for the six months ended March 31, 2021, an increase of 51.8%, with increases at all four of our operating segments, driven by strong demand and the contribution of businesses acquired in fiscal 2021.

Our overall gross profit percentage decreased to 14.1% during the six months ended March 31, 2022, as compared to 19.1% during the six months ended March 31, 2021. Gross profit as a percentage of revenue decreased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

During the six months ended March 31, 2022, our selling, general and administrative expenses were $122.8 million, an increase of $32.4 million, or 35.8%, over the six months ended March 31, 2021, driven by increased personnel costs at our Communications and Residential operating segments in connection with their growth and the impact of businesses acquired during fiscal 2021, including amortization of intangible assets. Selling, general and administrative expense as a percent of revenue decreased from 14.0% for the six months ended March 31, 2021, to 12.5% for the six months ended March 31, 2022, as we benefited from the increased scale of our operations.

Communications

	Three Months Ended March 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$130,639	100.0%	$94,886	100.0%
Cost of services	119,518	91.5	75,339	79.4
Gross profit	11,121	8.5	19,547	20.6
Selling, general and administrative expenses	10,978	8.4	9,615	10.1
Gain on sale of assets	(7)	—	—	—
Operating income	$150	0.1%	$9,932	10.5%

Revenues. Our Communications segment’s revenues increased by $35.8 million during the three months ended March 31, 2022, or 37.7%, compared to the three months ended March 31, 2021. The increase primarily resulted from increased demand from our data center customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2022 decreased by $8.4 million compared to the three months ended March 31, 2021. Gross profit as a percentage of revenue decreased from 20.6% to 8.5%. We recently expanded our offerings to our data center customers into a new, adjacent service area; however, we had execution issues and recorded a combined loss of $9.3 million on a series of these projects. Most such contracts were substantially complete as of March 31, 2022, and the loss recorded for the quarter includes our current best estimate with respect to any additional costs we expect to incur to complete the remaining work on these projects. Additionally, a change in customer mix negatively affected our margins for the quarter. Supply chain challenges and workforce disruptions related to COVID-19 have also continued to affect project efficiency. Finally, we continue to invest in hiring and training personnel, particularly in estimating and project management, to grow the business.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $1.4 million, or 14.2%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase is a result of higher personnel cost in connection with the growth of our business, as well as higher wages in an increasingly competitive labor market. We also experienced a more typical level of selling expense for the three months ended March 31, 2022 as compared to the same period in 2021, when travel and other activities were curtailed due to the pandemic. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 8.4% during the three months ended March 31, 2022, compared to 10.1% for the three months ended March 31, 2021, as we have benefited from the scale of our operations.

	Six Months Ended March 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$258,028	100.0%	$193,242	100.0%
Cost of services	226,408	87.7	155,156	80.3
Gross profit	31,620	12.3	38,086	19.7
Selling, general and administrative expenses	22,363	8.7	18,956	9.8
Gain on sale of assets	(13)	—	—	—
Operating income	$9,270	3.6%	$19,130	9.9%

Revenues. Our Communications segment's revenues increased by $64.8 million during the six months ended March 31, 2022, or 33.5%, compared to the six months ended March 31, 2021. The increase primarily resulted from increased demand from our data center customers.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2022 decreased $6.5 million, or 17.0%, as compared to the six months ended March 31, 2021. Gross profit as a percentage of revenue decreased from 19.7% to 12.3%. The decrease was driven primarily by certain project losses incurred in the quarter ended March 31, 2022, as discussed above. Additionally, a change in customer mix negatively affected our margins for the quarter. Supply chain challenges and workforce disruptions related to COVID-19 have also continued to affect project efficiency. Finally, we continue to invest in hiring and training personnel, particularly in estimating and project management, to grow the business.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $3.4 million, or 18.0%, during the six months ended March 31, 2022, compared to the six months ended March 31, 2021. The increase is a result of higher personnel cost in connection with the growth of our business, as well as higher wages in an increasingly competitive labor market. We also experienced a more typical level of selling expense for the six months ended March 31, 2022 as compared to the same period in 2021, when travel and other activities were curtailed due to the pandemic. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased from 9.8% to 8.7% of segment revenue during the six months ended March 31, 2022, compared to the six months ended March 31, 2021, as we have benefited from the scale of our operations.

Residential

	Three Months Ended March 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$260,406	100.0%	$150,336	100.0%
Cost of services	214,862	82.5	120,146	79.9
Gross profit	45,544	17.5	30,190	20.1
Selling, general and administrative expenses	33,576	12.9	21,609	14.4
Contingent consideration	69	—	73	—
Loss on sale of assets	—	—	52	—
Operating income	$11,899	4.6%	$8,456	5.6%

Revenues. Our Residential segment’s revenues increased by $110.1 million, or 73.2%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was driven by the revenue contributed by the acquisition of Edmonson subsequent to the second fiscal quarter of 2021, strong demand for single-family and multi-family housing and the impact of price increases in connection with a higher cost of materials. Edmonson contributed $43.6 million of the total increase in revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Inclusive of Edmonson, single-family revenues and multi-family and other revenues increased by $91.9 million and $18.2 million, respectively, for the three months ended March 31, 2022 compared to 2021. Excluding the impact of Edmonson, our Residential segment's revenues grew by 44.2% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Gross Profit. During the three months ended March 31, 2022, our Residential segment's gross profit increased by $15.4 million, or 50.9%, compared to the three months ended March 31, 2021. The increase in gross profit was driven primarily by contributions from Edmonson, as well as the impact of price increases. Gross profit as a percentage of revenue decreased to 17.5% during the three months ended March 31, 2022, from 20.1% for the three months ended March 31, 2021, primarily as a result of increased commodity prices and a reduction in project efficiency related to supply-chain challenges and the COVID-19 pandemic.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $12.0 million, or 55.4%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Selling, general and administrative expenses incurred at Edmonson, including amortization of intangible assets, contributed $4.0 million of the net increase. The remaining increase was driven by higher personnel cost in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenue in the Residential segment decreased to 12.9% of segment revenue during the three months ended March 31, 2022, compared to 14.4% in the three months ended March 31, 2021, as we benefited from the scale of our operations.

	Six Months Ended March 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$502,182	100.0%	$269,827	100.0%
Cost of services	414,000	82.4	216,109	80.1
Gross profit	88,182	17.6	53,718	19.9
Selling, general and administrative expenses	64,571	12.9	38,936	14.4
Contingent consideration	138	—	73	—
Loss on sale of assets	8	—	52	—
Operating income	$23,465	4.7%	$14,657	5.4%

Revenues. Our Residential segment's revenues increased by $232.4 million, or 86.1%, during the six months ended March 31, 2022, compared to the six months ended March 31, 2021, reflecting the revenue contribution of businesses acquired in fiscal 2021, strong demand for single-family and multi-family housing and the impact of price increases in connection with a higher cost of materials. Businesses acquired in fiscal 2021 contributed $139.9 million of the total increase in revenue for the six months ended March 31, 2022 compared to the six months ended March 31, 2021. Inclusive of these acquired businesses, revenue in our single-family business increased by $193.2 million for the six months ended March 31, 2022, compared to the six months ended March 31, 2021, while multi-family and other revenue increased by $39.1 million. Excluding the impact of the businesses acquired during fiscal 2021, our Residential segment's revenues grew by 34.2% for the six months ended March 31, 2022.

Gross Profit. During the six months ended March 31, 2022, our Residential segment's gross profit increased by $34.5 million, or 64.2%, as compared to the six months ended March 31, 2021. The increase in gross profit was driven primarily by contributions from the businesses acquired in fiscal 2021 and higher volumes, partly offset by increased commodity prices. Gross margin as a percentage of revenue decreased to 17.6% during the six months ended March 31, 2022, from 19.9% during the six months ended March 31, 2021, primarily as a result of increased commodity prices and a reduction in project efficiency related to supply-chain challenges and the COVID-19 pandemic.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $25.6 million, or 65.8%, during the six months ended March 31, 2022, compared to the six months ended March 31, 2021. Selling, general and administrative expenses incurred at the businesses acquired during fiscal 2021, including amortization of intangible assets, contributed $13.9 million of the increase. The remaining increase was driven by higher personnel cost in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 12.9% of segment revenue during the six months ended March 31, 2022, from 14.4% during the six months ended March 31, 2021, as we benefited from the increased scale of our operations.

Infrastructure Solutions

	Three Months Ended March 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$41,733	100.0%	$34,716	100.0%
Cost of services	34,672	83.1	25,161	72.5
Gross profit	7,061	16.9	9,555	27.5
Selling, general and administrative expenses	6,391	15.3	6,242	18.0
Gain on sale of assets	(28)	(0.1)	(26)	(0.1)
Operating income	$698	1.7%	$3,339	9.6%

Revenues. Revenues in our Infrastructure Solutions segment increased $7.0 million during the three months ended March 31, 2022, an increase of 20.2% compared to the three months ended March 31, 2021. The increase in revenue was driven primarily by increased demand at our generator enclosure business. Wedlake Fabricating, Inc. ("Wedlake"), which we acquired during the first quarter of fiscal 2021, contributed $4.8 million of the increase, reflecting our investment in growing this business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended March 31, 2022 decreased $2.5 million as compared to the three months ended March 31, 2021, reflecting the impact of supply chain disruptions on our generator enclosure business, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the relocation of the Wedlake business to a new, larger facility that will expand capacity while allowing for improved workflow and process efficiency. Gross profit as a percentage of revenue decreased from 27.5% to 16.9%.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended March 31, 2022 increased $0.2 million when compared to the three months ended March 31, 2021, primarily as a result of expense incurred at the Wedlake business acquired during the first quarter of fiscal 2021. Selling, general and administrative expenses as a percent of revenue decreased from 18.0% to 15.3%, as we benefited from the scale of our operations.

	Six Months Ended March 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$83,829	100.0%	$69,117	100.0%
Cost of services	69,048	82.4	48,625	70.4
Gross profit	14,781	17.6	20,492	29.6
Selling, general and administrative expenses	12,449	14.9	11,853	17.1
Gain on sale of assets	(28)	—	(27)	—
Operating income	$2,360	2.8%	$8,666	12.5%

Revenues. Revenues in our Infrastructure Solutions segment increased $14.7 million, or 21.3%, during the six months ended March 31, 2022 compared to the six months ended March 31, 2021. The increase in revenue was driven primarily by increased demand at our generator enclosure business as well as the acquisition of Wedlake during the first quarter of fiscal 2021, which contributed $8.1 million of the increase.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the six months ended March 31, 2022 decreased $5.7 million as compared to the six months ended March 31, 2021, reflecting the impact of supply chain disruptions on our generator enclosure business, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the relocation of the Wedlake business to a new, larger facility as discussed above. Gross profit as a percentage of revenues decreased to 17.6% for the six months ended March 31, 2022 compared to 29.6% for the six months ended March 31, 2021. Additionally, during the six months ended March 31, 2021, we benefited from workers' compensation refunds received from the State of Ohio.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the six months ended March 31, 2022 increased $0.6 million compared to the six months ended March 31, 2021, primarily as a result of expenses incurred at the Wedlake business acquired during the first fiscal quarter of 2021, including amortization of intangible assets. Selling, general and administrative expenses as a percent of revenue decreased from 17.1% for the six months ended March 31, 2021 to 14.9% for the six months ended March 31, 2022, as we benefited from the scale of our operations.

Commercial & Industrial

	Three Months Ended March 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$68,815	100.0%	$52,023	100.0%
Cost of services	74,034	107.6	46,441	89.3
Gross profit (loss)	(5,219)	(7.6)	5,582	10.7
Selling, general and administrative expenses	8,448	12.3	6,744	13.0
Gain on sale of assets	(33)	—	(8)	—
Operating loss	$(13,634)	(19.8)%	$(1,154)	(2.2)%

Revenues. Revenues in our Commercial & Industrial segment increased $16.8 million, or 32.3%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. During the quarter ended March 31, 2022, we benefited from the start-up of projects that were delayed in fiscal 2021. While activity in this segment has been curtailed during the COVID-19 pandemic, many customers have returned to more typical levels of activity. However, this market remains highly competitive.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2022, decreased by $10.8 million, as compared to the three months ended March 31, 2021. During the quarter ended March 31, 2022, one of our Commercial & Industrial branches experienced execution issues on a large contract, resulting in significant project rework. As a result, we recorded expense of $10.4 million related to this project including the accrual of estimated costs to complete the project, including demolition, purchase of replacement materials, and performance of the rework. Additionally, a second job at that same branch was affected by a delay in receiving materials from a supplier, resulting in a reduction to gross profit of $1.8 million.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2022 increased $1.7 million, or 25.3%, compared to the three months ended March 31, 2021. The increase was driven higher pay rates in an increasingly competitive labor market, as well as $1.4 million of reserves in connection with legal matters in connection with certain contractual disputes. Selling, general and administrative expenses as a percentage of revenue decreased from 13.0% to 12.3% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

	Six Months Ended March 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$138,063	100.0%	$114,613	100.0%
Cost of services	134,412	97.4	103,356	90.2
Gross profit	3,651	2.6	11,257	9.8
Selling, general and administrative expenses	15,716	11.4	13,168	11.5
Gain on sale of assets	(40)	—	(17)	—
Operating loss	$(12,025)	(8.7)%	$(1,894)	(1.7)%

Revenues. Revenues in our Commercial & Industrial segment increased $23.5 million during the six months ended March 31, 2022, or 20.5%, compared to the six months ended March 31, 2021. During the six months ended March 31, 2022, we benefited from the start-up of projects that were delayed in fiscal 2021. While activity in this segment was curtailed earlier in the COVID-19 pandemic, many customers have returned to more typical levels of activity. However, this market remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2022 decreased by $7.6 million, or 67.6%, as compared to the six months ended March 31, 2021. The reduction in gross margin is the result of project loss recorded in the quarter ended March 31, 2022, as discussed above. As a result, gross profit as a percentage of revenue decreased from 9.8% for the six months ended March 31, 2021 to 2.6% for the six months ended March 31, 2022.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2022 increased $2.5 million, or 19.4%, compared to the six months ended March 31, 2021. The increase was driven higher pay rates in an increasingly competitive labor market, as well as the $1.4 million reserve in connection with legal matters discussed above. Selling, general and administrative expenses as a percentage of revenue decreased slightly, from 11.5% for the six months ended March 31, 2021 to 11.4% for the six months ended March 31, 2022.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Interest expense	$502	$177
Deferred financing charges	41	48
Total interest expense	543	225
Other income, net	(124)	(51)
Total interest and other expense, net	$419	$174

During the three months ended March 31, 2022, we incurred interest expense of $0.5 million primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $5.0 million under our revolving credit facility and an average unused line of credit balance of $46.1 million. This compares to interest expense of $0.2 million for the three months ended March 31, 2021, primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $6.4 million under our revolving credit facility and an average unused line of credit balance of $87.7 million.

	Six Months Ended March 31,
	2022	2021
	(In thousands)
Interest expense	$891	$303
Deferred financing charges	88	94
Total interest expense	979	397
Other (income) expense, net	641	(169)
Total interest and other expense, net	$1,620	$228

During the six months ended March 31, 2022, we incurred interest expense of $1.0 million primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $4.9 million under our revolving credit facility and an average unused line of credit balance of $44.5 million. This compares to interest expense of $0.4 million for the six months ended March 31, 2021, primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $6.3 million under our revolving credit facility and an average unused line of credit balance of $89.1 million.

The increase in other expense for the six months ended March 31, 2022 as compared with March 31, 2021 is the result of unrealized losses on investments in equity securities of $0.6 million.

PROVISION FOR INCOME TAXES

We recorded an income tax benefit of $1.3 million for the three months ended March 31, 2022, compared to income tax expense of $3.6 million for the three months ended March 31, 2021.

We recorded income tax expense of $2.7 million for the six months ended March 31, 2022, compared to income tax expense of $7.3 million for the six months ended March 31, 2021. Income tax expense for the six months ended March 31, 2022 and 2021 included a benefit of $0.8 million and $0.8 million, respectively, related to the vesting of stock-based compensation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our Condensed Consolidated Financial Statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. For a discussion of our significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Some of the more significant estimates include revenue recognition, business combinations, valuation allowance for deferred tax assets and income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are described in Note 1, "Business and Accounting Policies - Accounting Standards Recently Adopted" in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and at relevant sections in this discussion and analysis.

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

	March 31,	December 31,	September 30,	June 30,
	2022	2021	2021	2021
Remaining performance obligations	$835	$721	$713	$669
Agreements without an enforceable obligation (1)	247	227	187	156
Backlog	$1,082	$948	$900	$825
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

WORKING CAPITAL

During the six months ended March 31, 2022, working capital exclusive of cash increased by $20.0 million from September 30, 2021, reflecting a $55.7 million increase in current assets excluding cash and a $35.7 million increase in current liabilities during the period.

During the six months ended March 31, 2022, our current assets exclusive of cash increased to $516.8 million, as compared to $461.1 million as of September 30, 2021. An increase in business activity drove a $22.7 million increase in trade accounts receivable. Days sales outstanding increased to 61 at March 31, 2022 from 57 at September 30, 2021. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value. Additionally, inventory increased by $17.3 million in connection with rising commodity prices as well as growth of our business. Further, we have increased the quantity of inventory we are currently carrying to manage procurement risks. Costs and estimated earnings in excess of billings increased by $12.1 million as a result of increased levels of activity at our Communications business, as well as supply chain disruptions in our Infrastructure Solutions business.

During the six months ended March 31, 2022, our total current liabilities increased by $35.7 million to $347.3 million, compared to $311.6 million as of September 30, 2021, driven by increased levels of business activity, offset in part by remittance of payroll taxes deferred under the CARES Act, and the timing of payment of certain year-end accruals.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2022, the estimated cost to complete our bonded projects was approximately $125.9 million.

LIQUIDITY AND CAPITAL RESOURCES
The Revolving Credit Facility

On April 28, 2022, we entered into a Third Amended and Restated Credit and Security Agreement (the "Amended Credit Agreement") with Wells Fargo Bank N.A. ("Wells Fargo"), which increased our maximum borrowing amount from $125 million to $150 million. The Amended Credit Agreement also removed the aggregate cap on our investments in certain securities and the cap on our ability to make stock repurchases, in each case subject to the satisfaction of certain liquidity requirements. All other customary affirmative, negative and financial covenants and events of default were unchanged by the amendment.

Borrowings under the Amended Credit Agreement may not exceed a “borrowing base” that is determined monthly by Wells Fargo based on available collateral, primarily certain accounts receivables, inventories, and equipment. Amounts outstanding bear interest at a per annum rate equal to the Daily Three Month Secured Overnight Financing Rate ("SOFR"), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

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

As of March 31, 2022, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
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

At March 31, 2022, our Liquidity was $69.9 million, our Excess Availability was $50.6 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 3.8:1.0.

In connection with the Amended Credit Agreement increase in our maximum revolver amount, our current minimum liquidity requirement is $15.0 million. If in the future our Liquidity falls below $15.0 million (or Excess Availability falls below 50% of our minimum Liquidity), our Fixed Charge Coverage Ratio is less than 1.1:1.0, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under the Amended Credit Agreement, it would result in an event of default under the Amended Credit Agreement, which could result in some or all of our then-outstanding indebtedness becoming immediately due and payable.

At March 31, 2022, we had $4.2 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $70.2 million under our revolving credit facility.

Operating Activities

Our cash flow from operations is not only influenced by cyclicality, demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to the seasonality that we experience in many regions of the country; however, a seasonal decline in working capital may be offset by needs associated with higher growth or acquisitions. Currently, our working capital needs are higher than they have been historically, as a result of growth of our business, rising commodity prices, and the impact of supply chain disruptions.

Operating activities used net cash of $2.9 million during the six months ended March 31, 2022, as compared to $48.4 million of net cash provided in the six months ended March 31, 2021. The decrease in operating cash flow resulted from lower earnings and an increase in working capital, including an increase in inventory, during the six months ended March 31, 2022. In addition to the impact on inventory of higher commodity prices, supply chain disruptions have resulted in longer lead times for deliveries, and reduced availability for certain products we procure, particularly copper wire. As a result, we have increased the amount of inventory we are currently carrying in an effort to ensure the availability of materials to serve our customers. Trade accounts receivable also increased due to increased business activity. We also remitted $7.0 million of payroll taxes previously deferred under the CARES Act.

Investing Activities

Net cash used in investing activities was $21.9 million for the six months ended March 31, 2022, compared to $58.4 million for the six months ended March 31, 2021. We used $21.6 million for capital expenditures in the six months ended March 31, 2022, primarily related to the acquisition of a new operating facility for our Wedlake business, as well as an additional facility to support the growth of our Residential business in Florida. During the six months ended March 31, 2021, we used $55.5 million to complete three acquisitions and $3.0 million for capital expenditures.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2022 was $21.0 million, compared to net cash used of $1.2 million for the six months ended March 31, 2021. Net cash provided by financing activities for the six months ended March 31, 2022 included net borrowings on our credit facility of $29.9 million, partly offset by $4.9 million used for repurchases of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation. For the six months ended March 31, 2021, we used $0.7 million to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, our Board authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company's common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 59,002 shares pursuant to this program during the six months ended March 31, 2022.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2022, we had commitments of $12.1 million outstanding under agreements to purchase copper wire and other materials over the next 12 months in the ordinary course of business. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

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

Commodity Risk

Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel, electronic components, certain plastics, and fuel. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. Over the long term, we expect to be able to pass along a portion of these costs to our customers, as market conditions in the industries we serve will allow.

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. On December 2, 2021, we entered into an amendment to our credit agreement which replaced LIBOR with SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. A one percentage point increase in the interest rate on our long-term debt outstanding under the credit facility as of March 31, 2022 would cause a $0.6 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
January 1, 2022 – January 31, 2022	2,587	$49.00	2,587	810,618
February 1, 2022 – February 28, 2022	0	$0.00	0	810,618
March 1, 2022 – March 31, 2022	0	$0.00	0	810,618
Total	2,587	$49.00	2,587	810,618
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

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

On April 28, 2022, we entered into the Third Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), which increased the size of our revolving credit facility from $125 million to $150 million (the "Amended Credit Agreement"). The Amended Credit Agreement also removed the aggregate cap on our investments in certain securities and the cap on our ability to make stock repurchases, in each case subject to the satisfaction of certain liquidity requirements. All other customary affirmative, negative and financial covenants and events of default were unchanged by the amendment.

The foregoing description of the Amended Credit Agreement does not purport to be complete and is qualified in its entirety by reference to, and should be read in conjunction with, the full text of the Amended Credit Agreement, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
3.1 —
Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

3.2 —	Amended and Restated Bylaws of IES Holdings, Inc., effective April 28, 2021. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016).
10.1 —
Third Amended and Restated Credit and Security Agreement, dated April 28, 2022 by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association, as Administrative Agent.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2022.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)