Form 10-Q
period 2022-06-30
IES Holdings, Inc.
filed 2022-08-04
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 2, 2022, there were 20,523,716 shares of common stock outstanding.

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

•loss of key personnel, ineffective transition of new management, or inability to transfer, renew and obtain electrical and other professional licenses;

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	June 30,	September 30,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,059	$23,105
Accounts receivable:
Trade, net of allowance of $5,006 and $2,387, respectively	344,871	286,707
Retainage	58,458	41,341
Inventories	92,762	68,573
Costs and estimated earnings in excess of billings	58,728	43,389
Prepaid expenses and other current assets	17,015	21,065
Total current assets	588,893	484,180
Property and equipment, net	54,498	35,454
Goodwill	92,395	92,395
Intangible assets, net	75,316	85,619
Deferred tax assets	18,305	19,009
Operating right of use assets	43,296	42,916
Other non-current assets	11,689	7,049
Total assets	$884,392	$766,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	295,362	249,114
Billings in excess of costs and estimated earnings	71,397	62,486
Total current liabilities	366,759	311,600
Long-term debt	95,857	39,746
Operating long-term lease liabilities	27,956	28,649
Other non-current liabilities	13,966	16,080
Total liabilities	504,538	396,075
Noncontrolling interest	26,393	24,594
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,608,611 and 20,732,531 outstanding, respectively	220	220
Treasury stock, at cost, 1,440,918 and 1,316,998 shares, respectively	(35,939)	(29,300)
Additional paid-in capital	200,993	201,899
Retained earnings	188,187	173,134
Total stockholders’ equity	353,461	345,953
Total liabilities and stockholders’ equity	$884,392	$766,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Revenues	$567,301	$405,871
Cost of services	484,501	333,042
Gross profit	82,800	72,829
Selling, general and administrative expenses	67,090	50,342
Contingent consideration	70	69
Loss (gain) on sale of assets	3	(32)
Operating income	15,637	22,450
Interest and other (income) expense:
Interest expense	761	240
Other (income) expense, net	202	(79)
Income from operations before income taxes	14,674	22,289
Provision for income taxes	3,609	2,640
Net income	11,065	19,649
Net income attributable to noncontrolling interest	(1,600)	(348)
Comprehensive income attributable to IES Holdings, Inc.	$9,465	$19,301

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.33	$0.93
Diluted	$0.33	$0.92

Shares used in the computation of earnings per share:
Basic	20,718,195	20,829,165
Diluted	20,939,437	21,087,779

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Revenues	$1,549,403	$1,052,670
Cost of services	1,328,369	856,288
Gross profit	221,034	196,382
Selling, general and administrative expenses	189,922	140,783
Contingent consideration	208	142
Gain on sale of assets	(70)	(24)
Operating income	30,974	55,481
Interest and other (income) expense:
Interest expense	1,740	637
Other (income) expense, net	843	(248)
Income from operations before income taxes	28,391	55,092
Provision for income taxes	6,297	9,890
Net income	22,094	45,202
Net income attributable to noncontrolling interest	(3,577)	(967)
Comprehensive income attributable to IES Holdings, Inc.	$18,517	$44,235

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.73	$2.11
Diluted	$0.71	$2.08

Shares used in the computation of earnings per share:
Basic	20,730,900	20,780,975
Diluted	21,275,826	21,066,489

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
BALANCE, March 31, 2022	22,049,529	$220	(1,264,031)	$(30,587)	$200,159	$181,256	$351,048
Acquisition of treasury stock	—	—	(185,887)	(5,570)	—	—	(5,570)
Option exercised	—	—	9,000	218	(165)	—	53
Non-cash compensation	—	—	—	—	999	—	999
Increase in noncontrolling interest	—	—	—	—	—	(2,534)	(2,534)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	9,465	9,465
BALANCE, June 30, 2022	22,049,529	$220	(1,440,918)	$(35,939)	$200,993	$188,187	$353,461

	Three Months Ended June 30, 2021
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, March 31, 2021	22,049,529	$220	(1,210,685)	$(23,639)	$200,732	$131,222	$308,535
Issuances under compensation plans	—	—	33,333	651	(651)	—	—
Acquisition of treasury stock	—	—	(15,441)	(795)	—	—	(795)
Non-cash compensation	—	—	—	—	1,045	—	1,045
Decease in noncontrolling interest	—	—	—	—	—	103	103
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	19,301	19,301
BALANCE, June 30, 2021	22,049,529	$220	(1,192,793)	$(23,783)	$201,126	$150,626	$328,189

	Nine Months Ended June 30, 2022
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2021	22,049,529	$220	(1,316,998)	$(29,300)	$201,899	$173,134	$345,953
Issuances under compensation plans	—	—	157,167	3,638	(3,638)	—	—
Acquisition of treasury stock	—	—	(290,087)	(10,495)	—	—	(10,495)
Options exercised	—	—	9,000	218	(165)	—	53
Non-cash compensation	—	—	—	—	2,897	—	2,897
Increase in noncontrolling interest	—	—	—	—	—	(3,464)	(3,464)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	18,517	18,517
BALANCE, June 30, 2022	22,049,529	$220	(1,440,918)	$(35,939)	$200,993	$188,187	$353,461

	Nine Months Ended June 30, 2021
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2020	22,049,529	$220	(1,287,134)	$(24,499)	$200,587	$107,005	$283,313
Issuances under compensation plans	—	—	140,660	2,737	(2,737)	—	—
Acquisition of treasury stock	—	—	(46,319)	(2,021)	531	—	(1,490)
Non-cash compensation	—	—	—	—	2,745	—	2,745
Increase in noncontrolling interest	—	—	—	—	—	(400)	(400)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(214)	(214)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	44,235	44,235
BALANCE, June 30, 2021	22,049,529	$220	(1,192,793)	$(23,783)	$201,126	$150,626	$328,189

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,094	$45,202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	2,716	37
Deferred financing cost amortization	136	145
Depreciation and amortization	18,740	15,910
Gain on sale of assets	(70)	(24)
Non-cash compensation expense	2,897	2,745
Deferred income taxes	1,815	6,841
Changes in operating assets and liabilities:
Accounts receivable	(60,879)	(10,686)
Inventories	(24,188)	(33,761)
Costs and estimated earnings in excess of billings	(15,339)	(2,025)
Prepaid expenses and other current assets	(13,412)	(6,062)
Other non-current assets	(1,974)	(275)
Accounts payable and accrued expenses	41,449	3,964
Billings in excess of costs and estimated earnings	8,911	11,496
Other non-current liabilities	(695)	1,642
Net cash provided by (used in) operating activities	(17,799)	35,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,609)	(5,391)
Proceeds from sale of assets	175	166
Cash paid in conjunction with equity investments	(500)	—
Cash paid in conjunction with business combinations	—	(92,694)
Net cash used in investing activities	(26,934)	(97,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	1,383,745	947,057
Repayments of debt	(1,327,209)	(915,928)
Cash paid for finance leases	(1,055)	(423)
Purchase of noncontrolling interest	—	(1,188)
Distribution to noncontrolling interest	(6,352)	(311)
Purchase of treasury stock	(10,495)	(1,490)
Options exercised	53	—
Net cash provided by financing activities	38,687	27,717
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,046)	(35,053)
CASH AND CASH EQUIVALENTS, beginning of period	23,105	53,577
CASH AND CASH EQUIVALENTS, end of period	$17,059	$18,524

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,917	$460
Cash paid for income taxes (net)	$3,023	$3,473

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
(All Amounts in Thousands Except Share Amounts)
(Unaudited)
1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

IES Holdings, Inc. designs and installs integrated electrical and technology systems and provides infrastructure products and services to a variety of end-markets, including data centers, residential housing and commercial and industrial facilities. Our operations are organized into four business segments, based upon the nature of our services:

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

Noncontrolling Interest

In connection with our acquisitions of Edmonson Electric, LLC (“Edmonson”) and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, and NEXT Electric, LLC in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third-party seller. The interests retained by those third-party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of the noncontrolling interests remaining outstanding at June 30, 2022 had been redeemable at that date, the redemption amount would have been $23,947.

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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 57 percent of the Company’s outstanding common stock based on the Form 4 filed by Tontine with the SEC on December 3, 2021 and the Company's shares outstanding as of August 2, 2022. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three and nine months ended June 30, 2022 and 2021 was derived from the following activities. See details in the following tables:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Communications	$144,748	$116,218	$402,776	$309,460
Residential
Single-family	224,556	102,105	590,453	274,707
Multi-family and Other	77,207	84,344	213,492	181,569
Total Residential	301,763	186,449	803,945	456,276
Infrastructure Solutions
Industrial Services	15,317	11,972	45,970	32,560
Custom Power Solutions	24,520	27,145	77,696	75,674
Total Infrastructure Solutions	39,837	39,117	123,666	108,234
Commercial & Industrial	80,953	64,087	$219,016	$178,700
Total Revenue	$567,301	$405,871	$1,549,403	$1,052,670

	Three Months Ended June 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$94,109	$301,763	$38,126	$75,779	$509,777
Time-and-material	50,639	—	1,711	5,174	57,524
Total revenue	$144,748	$301,763	$39,837	$80,953	$567,301

	Three Months Ended June 30, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$81,521	$186,449	$37,241	$60,444	$365,655
Time-and-material	34,697	—	1,876	3,643	40,216
Total revenue	$116,218	$186,449	$39,117	$64,087	$405,871

	Nine Months Ended June 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$268,253	$803,945	$118,503	$204,985	$1,395,686
Time-and-material	134,523	—	5,163	14,031	153,717
Total revenue	$402,776	$803,945	$123,666	$219,016	$1,549,403

	Nine Months Ended June 30, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$226,086	$456,276	$102,864	$170,134	$955,360
Time-and-material	83,374	—	5,370	8,566	97,310
Total revenue	$309,460	$456,276	$108,234	$178,700	$1,052,670

Accounts Receivable and Allowance for Credit Losses

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of June 30, 2022, Accounts receivable included $17,651 of unbilled receivables for which we have an unconditional right to bill.

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

During the three months ended June 30, 2022 and 2021, we recognized revenue of $30,204 and $25,851 related to our contract liabilities at April 1, 2022 and 2021, respectively. During the nine months ended June 30, 2022 and 2021, we recognized revenue of $46,703 and $41,121 related to our contract liabilities at October 1, 2021 and 2020, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At June 30, 2022, we had remaining performance obligations of $893,923. The Company expects to recognize revenue on approximately $852,181 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three and nine months ended June 30, 2022, net revenue recognized from our performance obligations satisfied in previous periods was not material.

4. DEBT

On April 28, 2022 we entered into the Third Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A. ("Wells Fargo") (the "Amended Credit Agreement"), which, among other things, increased the maximum borrowing amount under our revolving credit facility from $125,000 to $150,000. The Amended Credit Agreement also removed the aggregate cap on Company investments in certain securities and the cap on the Company’s ability to make stock repurchases, in each case subject to the satisfaction of certain liquidity requirements. The Amended Credit Agreement, which matures on September 30, 2026, contains customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. As of June 30, 2022, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

At June 30, 2022 and September 30, 2021, we had $96,874 and $40,339, respectively, in borrowings outstanding under our revolving credit facility with Wells Fargo, and $1 and $63, respectively, of long-term debt related to loans on capital expenditures. At June 30, 2022, we also had $4,077 in outstanding letters of credit and total availability of $49,049 under our revolving credit facility without triggering the financial covenants under the Amended Credit Facility.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Numerator:
Net income attributable to IES Holdings, Inc.	$9,465	$19,301
Increase (decrease) in noncontrolling interest	2,534	(103)
Net income attributable to restricted stockholders of IES Holdings, Inc.	5	16
Net income attributable to common stockholders of IES Holdings, Inc.	$6,926	$19,388

Denominator:
Weighted average common shares outstanding — basic	20,718,195	20,829,165
Effect of dilutive stock options and non-vested securities	221,242	258,614
Weighted average common and common equivalent shares outstanding — diluted	20,939,437	21,087,779

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.33	$0.93
Diluted	$0.33	$0.92

	Nine Months Ended June 30,
	2022	2021
Numerator:
Net income attributable to IES Holdings, Inc.	$18,517	$44,235
Increase in noncontrolling interest	3,464	400
Net income attributable to restricted stockholders of IES Holdings, Inc.	10	38
Net income attributable to common stockholders of IES Holdings, Inc.	$15,043	$43,797

Denominator:
Weighted average common shares outstanding — basic	20,730,900	20,780,975
Effect of dilutive stock options and non-vested securities	544,926	285,514
Weighted average common and common equivalent shares outstanding — diluted	21,275,826	21,066,489

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.73	$2.11
Diluted	$0.71	$2.08

For the three and nine months ended June 30, 2022 and 2021, the average price of our common shares exceeded the exercise price of all of our outstanding stock options; therefore, all of our outstanding stock options and other potentially dilutive equity instruments were included in the computation of diluted earnings per share.
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

Segment information for the three and nine months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$144,748	$301,763	$39,837	$80,953	$—	$567,301
Cost of services	128,952	248,928	33,726	72,895	—	484,501
Gross profit	15,796	52,835	6,111	8,058	—	82,800
Selling, general and administrative	11,544	37,237	6,484	7,788	4,037	67,090
Contingent consideration	—	70	—	—	—	70
Loss (gain) on sale of assets	(1)	6	—	(2)	—	3
Operating income (loss)	$4,253	$15,522	$(373)	$272	$(4,037)	$15,637
Other data:
Depreciation and amortization expense	$394	$3,863	$1,427	$645	$43	$6,372
Capital expenditures	$424	$1,115	$3,071	$372	$—	$4,982
Total assets	$196,520	$376,328	$152,405	$111,782	$47,357	$884,392

	Three Months Ended June 30, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$116,218	$186,449	$39,117	$64,087	$—	$405,871
Cost of services	95,582	152,778	28,374	56,308	—	333,042
Gross profit	20,636	33,671	10,743	7,779	—	72,829
Selling, general and administrative	10,783	22,634	5,961	6,781	4,183	50,342
Contingent consideration	—	69	—	—	—	69
Loss (gain) on sale of assets	(7)	8	(1)	(32)	—	(32)
Operating income (loss)	$9,860	$10,960	$4,783	$1,030	$(4,183)	$22,450
Other data:
Depreciation and amortization expense	$341	$3,456	$1,553	$673	$39	$6,062
Capital expenditures	$187	$641	$1,034	$525	$—	$2,387
Total assets	$141,004	$308,411	$136,741	$76,278	$53,496	$715,930

	Nine Months Ended June 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$402,776	$803,945	$123,666	$219,016	$—	$1,549,403
Cost of services	355,360	662,928	102,774	207,307	—	1,328,369
Gross profit	47,416	141,017	20,892	11,709	—	221,034
Selling, general and administrative	33,907	101,808	18,933	23,504	11,770	189,922
Contingent consideration	—	208	—	—	—	208
Loss (gain) on sale of assets	(14)	14	(28)	(42)	—	(70)
Operating income (loss)	$13,523	$38,987	$1,987	$(11,753)	$(11,770)	$30,974
Other data:
Depreciation and amortization expense	$1,115	$11,436	$4,155	$1,922	$114	$18,742
Capital expenditures	$1,768	$9,006	$14,210	$1,457	$168	$26,609
Total assets	$196,520	$376,328	$152,405	$111,782	$47,357	$884,392

	Nine Months Ended June 30, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$309,460	$456,276	$108,234	$178,700	$—	$1,052,670
Cost of services	250,738	368,887	76,999	159,664	—	856,288
Gross profit	58,722	87,389	31,235	19,036	—	196,382
Selling, general and administrative	29,739	61,570	17,787	19,949	11,738	140,783
Contingent consideration	—	142	—	—	—	142
Loss (gain) on sale of assets	(7)	60	(1)	(49)	(27)	(24)
Operating income (loss)	$28,990	$25,617	$13,449	$(864)	$(11,711)	$55,481
Other data:
Depreciation and amortization expense	$1,035	$8,165	$4,548	$2,050	$112	$15,910
Capital expenditures	$452	$2,118	$1,542	$1,190	$89	$5,391
Total assets	$141,004	$308,411	$136,741	$76,278	$53,496	$715,930

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 711,657 shares were available for issuance at June 30, 2022.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, our Board authorized the repurchase from time to time of up to an additional 1.0 million shares of our common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 185,887 and 244,889 shares, respectively, of our common stock during the three and nine months ended June 30, 2022 in open market transactions at an average price of $29.94 and $34.01, respectively, per share. We repurchased no shares of our common stock during the three and nine months ended June 30, 2021 in open market transactions.

Treasury Stock

During the nine months ended June 30, 2022, we issued 73,627 shares of common stock from treasury stock to employees and repurchased 45,198 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. In addition, we issued 83,540 shares from treasury stock to satisfy the vesting of Director PSUs (as defined below) in conjunction with the departure of a Board member.

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

Restricted Stock

We granted no restricted shares to executives during the nine months ended June 30, 2022. Of the awards previously granted, 3,118 shares vested. The remaining restricted shares either vest subject to the achievement of specified levels of cumulative net income before taxes or vest based on the passage of time. During the three months ended June 30, 2022 and 2021, we recognized $36 and $36, respectively, in compensation expense related to all restricted stock awards. During the nine months ended June 30, 2022 and 2021, we recognized $107 and $109, respectively, in compensation expense related to all restricted stock awards. At June 30, 2022, the unamortized compensation cost related to outstanding unvested restricted stock was $60.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are granted to the members of the Board of Directors as part of their overall compensation. The Director PSUs are contractual rights to receive one share of the Company's common stock and are paid via unrestricted stock grants to each director upon their departure from the Board of Directors, or upon a change in control. We record compensation expense for the full value of the grant on the date of grant. During the three months ended June 30, 2022 and 2021, we recognized $96 and $93, respectively, in compensation expense related to these grants. During the nine months ended June 30, 2022 and 2021, we recognized $289 and $280, respectively, in compensation expense related to these grants.

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

As of June 30, 2022, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 320,559 shares of common stock. During the nine months ended June 30, 2022, we granted 150,447 Employee PSUs, 5,866 were forfeited, and 106,964 vested. During the three months ended June 30, 2022 and 2021, we recognized $866 and $928, respectively, in compensation expense related to Employee PSU grants. During the nine months ended June 30, 2022 and 2021, we recognized $2,498 and $2,336, respectively, in compensation expense related to Employee PSU grants.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. During the three months ended June 30, 2022 and 2021, we recognized $1,215 and $847, respectively, in matching expense. During the nine months ended June 30, 2022 and 2021, we recognized $3,331 and $2,326, respectively, in matching expense.

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

At June 30, 2022, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), equity securities held for sale, and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and September 30, 2021, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	June 30, 2022
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$796	$796	$—
Equity securities	1,052	1,052	—
Executive savings plan liabilities	(610)	(610)	—
Contingent consideration liability	(4,287)	—	(4,287)
Total	$(3,049)	$1,238	$(4,287)

	September 30, 2021
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$937	$937	$—
Executive savings plan liabilities	(806)	(806)	—
Contingent consideration liability	(4,181)	—	(4,181)
Total	$(4,050)	$131	$(4,181)

In fiscal year 2021, we entered into a contingent consideration arrangement related to the acquisition of Bayonet. At June 30, 2022, we estimated the fair value of this contingent consideration liability at $4,287. The table below presents the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2021	$(4,181)
Net adjustments to fair value	(106)
Fair value at June 30, 2022	$(4,287)

10. INVENTORY

Inventories consist of the following components:

	June 30,	September 30,
	2022	2021
Raw materials	$10,164	$5,819
Work in process	9,074	6,848
Finished goods	1,903	1,554
Parts and supplies	71,621	54,352
Total inventories	$92,762	$68,573

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the carrying value of goodwill by segment at June 30, 2022, which was unchanged from September 30, 2021:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Goodwill at June 30, 2022	$2,816	$51,370	$38,209	$—	$92,395

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			June 30, 2022
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,262	$(4,170)	$11,092
Technical library	20			400	(176)	224
Customer relationships	6	-	15	96,879	(32,888)	63,991
Non-competition arrangements	5			40	(31)	9
Backlog and construction contracts	1			4,957	(4,957)	—
Total intangible assets				$117,538	$(42,222)	$75,316

	Estimated Useful Lives (in Years)			September 30, 2021
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,262	$(2,891)	$12,371
Technical library	20			400	(161)	239
Customer relationships	6	-	15	96,879	(24,021)	72,858
Non-competition arrangements	5			40	(25)	15
Backlog and construction contracts	1			4,957	(4,821)	136
Total intangible assets				$117,538	$(31,919)	$85,619

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

On November 10, 2021, the DOL indicated that it believes IESR piece rate employees did not record all hours worked, and therefore, IESR was not in compliance with the Fair Labor Standards Act. The Company is continuing its internal investigation into this matter, and is in ongoing discussions with the DOL regarding these allegations. We have established a reserve of $500 related to this matter. At this time, it is not possible for us to estimate a range of costs we expect to incur.

In the course of performing work as a subcontractor, from time to time we may be involved in projects which are the subject of contractual disputes between the general contractor and project owner, or between us and the general contractor. In such cases, payment of amounts owed to us by the general contractor may be delayed as contractual disputes are resolved through mediation, arbitration, or litigation. Such disputes may cause us to incur legal fees and other expenses to enforce our contractual rights, and we may not prevail in recovering all amounts to which we believe we are contractually entitled. At June 30, 2022, we had an aggregate $10,861 of trade accounts receivable where payment has been delayed as a result of contractual disputes. We believe that we are contractually entitled to all of these amounts, and intend to vigorously pursue recovery. However, based on uncertainty around the timing and amount of recovery, at June 30, 2022, we have recorded a reserve of $3,096 against these receivables.

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2022 and September 30, 2021, we had $6,745 and $5,787, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2022 and September 30, 2021, $3,878 and $4,327, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of June 30, 2022, the estimated cost to complete our bonded projects was approximately $115,797. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

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

From time to time we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2022, we had commitments of $12,058 outstanding under agreements to purchase copper wire and other materials over the next 12 months in the ordinary course of business.

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

Current operating and finance liabilities of $14,919 and $1,998, respectively, as of June 30, 2022, and $13,973 and $1,033, respectively, as of September 30, 2021, were included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheets. Non-current finance lease liabilities and finance lease right-of-use assets were included in the “Other non-current liabilities” and “Other non-current assets”, respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of June 30, 2022 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2022	$8,111	$1,024	$9,135
2023	13,125	2,039	15,164
2024	9,761	2,003	11,764
2025	6,889	1,714	8,603
2026	4,321	840	5,161
Thereafter	4,806	92	4,898
Total undiscounted lease payments	$47,013	$7,712	$54,725
Less: imputed interest	4,138	618	4,756
Present value of lease liabilities	$42,875	$7,094	$49,969
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of June 30, 2022 is $804.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended			Nine Months Ended
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
Operating lease cost	$3,947	$3,287	$0	$12,107	$10,337
Finance lease cost
Amortization of lease assets	435	176		1,039	418
Interest on lease liabilities	71	33		175	81
Finance lease cost	506	209		1,214	499
Short-term lease cost	321	330		1,097	880
Variable lease cost	483	321		1,439	954
Total lease cost	$5,257	$4,147		$15,857	$12,670

Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating cash flows used for operating leases	$4,956	$3,401	$14,307	$11,051
Operating cash flows used for finance leases	71	33	175	81
Right-of-use assets obtained in exchange for new operating lease liabilities	2,790	5,834	14,289	20,799
Right-of-use assets obtained in exchange for new finance lease liabilities	1,686	1,032	4,268	1,992

	June 30, 2022	September 30, 2021
Weighted-average remaining lease term - operating leases	4.2 years	5.0 years
Weighted-average remaining lease term - finance leases	4.0 years	4.2 years
Weighted-average discount rate - operating leases	3.5%	3.7%
Weighted-average discount rate - finance leases	4.3%	4.3%

14. BUSINESS COMBINATIONS AND DIVESTITURES

We completed no acquisitions during the nine months ended June 30, 2022. We completed four acquisitions in fiscal year 2021 for total aggregate cash consideration of $92,462. In November 2020, we acquired both Wedlake Fabricating, Inc., a Tulsa, Oklahoma-based manufacturer of custom generator enclosures that are primarily used by data centers and large commercial and industrial facilities, and K.E.P. Electric, Inc., a Batavia, Ohio-based electrical contractor specializing in the design and installation of electrical systems for single-family housing and multi-family developments. In December 2020, we acquired an 80% interest in Bayonet Plumbing, Heating & Air-Conditioning, LLC, a Hudson, Florida-based provider of residential heating, ventilation and air conditioning ("HVAC") and plumbing installation and maintenance services. In May 2021, we acquired an 80% ownership interest in Edmonson Electric, LLC, a Land O'Lakes, Florida-based provider of residential electric, low voltage, and HVAC installation services.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Part II, Item 8. “Financial Statements and Supplementary Data” as set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Part I, Item 1. “Business” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, designs and installs integrated electrical and technology systems and provides infrastructure products and services to a variety of end markets. Our operations are organized into four principal business segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial.

Impact of COVID-19 and Current Market Conditions on Our Business

The coronavirus disease 2019 (“COVID-19”) pandemic and its ongoing impact on markets, the supply chain and the labor force continue to influence trends affecting our business. While commodity prices for some of the materials we procure recently have begun to stabilize, concerns remain around limited availability or delays in deliveries for certain materials necessary for our projects, notably copper, steel, aluminum, electronic components, and certain plastics. Reduced availability of certain materials has resulted in a continuing need to take actions such as carrying higher levels of inventory than we typically hold, or, in some cases, substituting higher-cost materials or sourcing materials from new suppliers which may offer less favorable terms or pricing than our usual suppliers. Such actions have resulted in an increase in working capital through the first nine months of fiscal 2022. We seek to mitigate supply chain risk by maintaining relationships with multiple vendors, and to recoup higher materials costs through adjusted pricing. However, we are not able to pass on all increased costs, and our suppliers are facing challenges in providing the materials we require. We are also continuing to experience workforce disruptions related to exposure to, or illness from, COVID-19, which have resulted in production inefficiencies and delays, higher overtime costs, and the need to outsource activities or use more expensive contract labor. An inability to procure materials in a timely manner, to complete work on schedule, and to reflect higher materials or labor costs in our pricing to customers has had, and could continue to have, a significant impact on our operating results.

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

Please refer to Part I. Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 for further information.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Infrastructure Solutions, and Commercial & Industrial. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES Holdings, Inc., including the results of acquired businesses from the dates acquired.

	Three Months Ended June 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$567,301	100.0%	$405,871	100.0%
Cost of services	484,501	85.4	333,042	82.1
Gross profit	82,800	14.6	72,829	17.9
Selling, general and administrative expenses	67,090	11.8	50,342	12.4
Contingent consideration	70	—	69	—
Loss (gain) on sale of assets	3	—	(32)	—
Operating income	15,637	2.8	22,450	5.5
Interest and other expense, net	963	0.2	161	—
Income from operations before income taxes	14,674	2.6	22,289	5.5
Provision for income taxes	3,609	0.6	2,640	0.7
Net income	11,065	2.0	19,649	4.8
Net income attributable to noncontrolling interest	(1,600)	(0.3)	(348)	(0.1)
Net income attributable to IES Holdings, Inc.	$9,465	1.7%	$19,301	4.8%

Consolidated revenues for the three months ended June 30, 2022, were $161.4 million higher than for the three months ended June 30, 2021, an increase of 39.8%, with increases at all four of our operating segments driven by strong demand and the contribution of Edmonson Electric, LLC ("Edmonson"), which was acquired during the third quarter of fiscal 2021.

Consolidated gross profit for the three months ended June 30, 2022 increased $10.0 million compared to the three months ended June 30, 2021. Our overall gross profit percentage decreased to 14.6% during the three months ended June 30, 2022, as compared to 17.9% during the three months ended June 30, 2021. Gross profit as a percentage of revenue decreased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended June 30, 2022, our selling, general and administrative expenses were $67.1 million, an increase of $16.7 million, or 33.3%, over the three months ended June 30, 2021, driven largely by increased personnel costs at our Residential operating segment in connection with its growth, including higher incentive compensation at the division level driven by higher earnings, and by expenses incurred at Edmonson, including amortization of intangible assets. Selling, general and administrative expense as a percent of revenue decreased from 12.4% for the three months ended June 30, 2021 to 11.8% for the three months ended June 30, 2022, as we benefited from the increased scale of our operations.

	Nine Months Ended June 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,549,403	100.0%	$1,052,670	100.0%
Cost of services	1,328,369	85.7	856,288	81.3
Gross profit	221,034	14.3	196,382	18.7
Selling, general and administrative expenses	189,922	12.3	140,783	13.4
Contingent consideration	208	—	142	—
Gain on sale of assets	(70)	—	(24)	—
Operating income	30,974	2.0	55,481	5.3
Interest and other expense, net	2,583	0.2	389	—
Income from operations before income taxes	28,391	1.8	55,092	5.2
Provision for income taxes	6,297	0.4	9,890	0.9
Net income	22,094	1.4	45,202	4.3
Net income attributable to noncontrolling interest	(3,577)	(0.2)	(967)	(0.1)
Net income attributable to IES Holdings, Inc.	$18,517	1.2%	$44,235	4.2%
Consolidated revenues for the nine months ended June 30, 2022, were $496.7 million higher than for the nine months ended June 30, 2021, an increase of 47.2%, with increases at all four of our operating segments, driven by strong demand and the contribution of businesses acquired in fiscal 2021.

Our overall gross profit percentage decreased to 14.3% during the nine months ended June 30, 2022, as compared to 18.7% during the nine months ended June 30, 2021. Gross profit as a percentage of revenue decreased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

During the nine months ended June 30, 2022, our selling, general and administrative expenses were $189.9 million, an increase of $49.1 million, or 34.9%, over the nine months ended June 30, 2021, driven by increased personnel costs, primarily at our Residential operating segment, in connection with its growth, and the impact of businesses acquired during fiscal 2021, including amortization of intangible assets. Selling, general and administrative expense as a percent of revenue decreased from 13.4% for the nine months ended June 30, 2021, to 12.3% for the nine months ended June 30, 2022, as we benefited from the increased scale of our operations.

Communications

	Three Months Ended June 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$144,748	100.0%	$116,218	100.0%
Cost of services	128,952	89.1	95,582	82.2
Gross profit	15,796	10.9	20,636	17.8
Selling, general and administrative expenses	11,544	8.0	10,783	9.3
Gain on sale of assets	(1)	—	(7)	—
Operating income	$4,253	2.9%	$9,860	8.5%

Revenues. Our Communications segment’s revenues increased by $28.5 million during the three months ended June 30, 2022, or 24.5%, compared to the three months ended June 30, 2021. The increase primarily resulted from increased demand from our data center customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2022 decreased by $4.8 million compared to the three months ended June 30, 2021. Gross profit as a percentage of revenue decreased from 17.8% to 10.9%. We recently expanded our offerings to our data center customers into a new, adjacent service area; however, we had execution issues and recorded a combined loss of $7.8 million on a series of these projects in the three months ended June 30, 2022. As a result of this loss and related losses in the quarter ended March 31, 2022, we are no longer pursuing work in this service area. As of June 30, 2022, we had $2.3 million of backlog remaining on such projects. Our operating margins for the third quarter were also negatively impacted by a shift in our mix of customers, as well as a more competitive bidding environment in the distribution center and warehouse market, which has experienced slowing activity following a period of significant pandemic-related growth. Supply chain challenges and workforce disruptions related to COVID-19 have also continued to affect project efficiency. Finally, we continue to invest in hiring and training personnel, particularly in estimating and project management, to grow the business.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $0.8 million, or 7.1%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase is a result of higher personnel cost in connection with the growth of our business, as well as higher wages in an increasingly competitive labor market. We also experienced a more typical level of selling expense for the three months ended June 30, 2022 as compared to the same period in 2021, when travel and other activities were curtailed due to the pandemic. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 8.0% during the three months ended June 30, 2022, compared to 9.3% for the three months ended June 30, 2021, as we have benefited from the scale of our operations.

	Nine Months Ended June 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$402,776	100.0%	$309,460	100.0%
Cost of services	355,360	88.2	250,738	81.0
Gross profit	47,416	11.8	58,722	19.0
Selling, general and administrative expenses	33,907	8.4	29,739	9.6
Gain on sale of assets	(14)	—	(7)	—
Operating income	$13,523	3.4%	$28,990	9.4%

Revenues. Our Communications segment's revenues increased by $93.3 million during the nine months ended June 30, 2022, or 30.2%, compared to the nine months ended June 30, 2021. The increase primarily resulted from increased demand from our data center customers.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2022 decreased $11.3 million, or 19.3%, as compared to the nine months ended June 30, 2021. Gross profit as a percentage of revenue decreased from 19.0% to 11.8%. The decrease was driven primarily by certain project losses incurred in the nine months ended June 30, 2022, as discussed above which negatively impacted our gross profit by $17.1 million year to date. Supply chain challenges and workforce disruptions related to COVID-19 have also continued to affect project efficiency. Finally, we continue to invest in hiring and training personnel, particularly in estimating and project management, to grow the business.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $4.2 million, or 14.0%, during the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021. The increase is a result of higher personnel cost in connection with the growth of our business, as well as higher wages in an increasingly competitive labor market. We also experienced a more typical level of selling expense for the nine months ended June 30, 2022 as compared to the same period in 2021, when travel and other activities were curtailed due to the pandemic. Selling, general and administrative expenses as a percentage of revenues in the Communications segment decreased from 9.6% to 8.4% during the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021, as we have benefited from the scale of our operations.

Residential

	Three Months Ended June 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$301,763	100.0%	$186,449	100.0%
Cost of services	248,928	82.5	152,778	81.9
Gross profit	52,835	17.5	33,671	18.1
Selling, general and administrative expenses	37,237	12.3	22,634	12.1
Contingent consideration	70	—	69	—
Loss on sale of assets	6	—	8	—
Operating income	$15,522	5.1%	$10,960	5.9%

Revenues. Our Residential segment’s revenues increased by $115.3 million, or 61.8%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was driven by the revenue contributed by the acquisition of Edmonson in May 2021, strong demand for single-family housing and the impact of price increases in connection with a higher cost of materials. Edmonson contributed $32.0 million of the total increase in revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Inclusive of Edmonson, single-family revenues increased by $122.5 million and multi-family and other revenues decreased $7.1 million, respectively, for the three months ended June 30, 2022 compared to 2021.

Gross Profit. During the three months ended June 30, 2022, our Residential segment's gross profit increased by $19.2 million, or 56.9%, compared to the three months ended June 30, 2021. The increase in gross profit was driven primarily by contributions from Edmonson, as well as the impact of price increases. Gross profit as a percentage of revenue decreased to 17.5% during the three months ended June 30, 2022, from 18.1% for the three months ended June 30, 2021, primarily as a result of increased commodity prices and a reduction in project efficiency related to supply-chain challenges and the COVID-19 pandemic.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $14.6 million, or 64.5%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Selling, general and administrative expenses incurred at Edmonson, including amortization of intangible assets, contributed $2.9 million of the net increase. The remaining increase was driven by higher personnel cost in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased slightly to 12.3% during the three months ended June 30, 2022, compared to 12.1% in the three months ended June 30, 2021, in conjunction with the growth of our operations.

	Nine Months Ended June 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$803,945	100.0%	$456,276	100.0%
Cost of services	662,928	82.5	368,887	80.8
Gross profit	141,017	17.5	87,389	19.2
Selling, general and administrative expenses	101,808	12.7	61,570	13.5
Contingent consideration	208	—	142	—
Loss on sale of assets	14	—	60	—
Operating income	$38,987	4.8%	$25,617	5.6%

Revenues. Our Residential segment's revenues increased by $347.7 million, or 76.2%, during the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021, reflecting the revenue contribution of businesses acquired in fiscal 2021, strong demand for single-family and multi-family housing and the impact of price increases in connection with a higher cost of materials. Businesses acquired in fiscal 2021 contributed $199.2 million of the total increase in revenue for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. Inclusive of these acquired businesses, revenue in our single-family business increased by $315.7 million for the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021, while multi-family and other revenue increased by $31.9 million.

Gross Profit. During the nine months ended June 30, 2022, our Residential segment's gross profit increased by $53.6 million, or 61.4%, as compared to the nine months ended June 30, 2021. The increase in gross profit was driven primarily by contributions from the businesses acquired in fiscal 2021 and higher volumes, partly offset by increased commodity prices. Gross margin as a percentage of revenue decreased to 17.5% during the nine months ended June 30, 2022, from 19.2% during the nine months ended June 30, 2021, primarily as a result of increased commodity prices and a reduction in project efficiency related to supply-chain challenges and the COVID-19 pandemic.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $40.2 million, or 65.4%, during the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021. Selling, general and administrative expenses incurred at the businesses acquired during fiscal 2021, including amortization of intangible assets, contributed $17.8 million of the increase. The remaining increase was driven by higher personnel cost in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 12.7% during the nine months ended June 30, 2022, from 13.5% during the nine months ended June 30, 2021, as we benefited from the increased scale of our operations.

Infrastructure Solutions

	Three Months Ended June 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$39,837	100.0%	$39,117	100.0%
Cost of services	33,726	84.7	28,374	72.5
Gross profit	6,111	15.3	10,743	27.5
Selling, general and administrative expenses	6,484	16.3	5,961	15.2
Gain on sale of assets	—	—	(1)	—
Operating income	$(373)	(0.9)%	$4,783	12.2%

Revenues. Revenues in our Infrastructure Solutions segment increased $0.7 million during the three months ended June 30, 2022, an increase of 1.8% compared to the three months ended June 30, 2021 as continued strong demand in our generator enclosures business was partially offset by lower revenues in other manufacturing operations.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended June 30, 2022 decreased $4.6 million as compared to the three months ended June 30, 2021, reflecting the impact of supply chain disruptions on our generator enclosure business, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the relocation of the Wedlake Fabricating Inc. ("Wedlake") business to a new, larger facility that will expand capacity while allowing for improved workflow and process efficiency. The transition and setup of the new facility was completed during the three months ended June 30, 2022. Gross profit as a percentage of revenue decreased from 27.5% to 15.3%.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended June 30, 2022 increased $0.5 million when compared to the three months ended June 30, 2021, primarily as a result of an increase in medical claims cost. Selling, general and administrative expenses as a percent of revenue increased from 15.2% to 16.3%.

	Nine Months Ended June 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$123,666	100.0%	$108,234	100.0%
Cost of services	102,774	83.1	76,999	71.1
Gross profit	20,892	16.9	31,235	28.9
Selling, general and administrative expenses	18,933	15.3	17,787	16.4
Gain on sale of assets	(28)	—	(1)	—
Operating income	$1,987	1.6%	$13,449	12.4%

Revenues. Revenues in our Infrastructure Solutions segment increased $15.4 million, or 14.3%, during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. The increase in revenue was driven primarily by increased demand at our generator enclosure business as well as the acquisition of Wedlake during the first quarter of fiscal 2021, which contributed $10.1 million of the increase.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the nine months ended June 30, 2022 decreased $10.3 million as compared to the nine months ended June 30, 2021, reflecting the impact of supply chain disruptions on our generator enclosure business, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the relocation of the Wedlake business to a new, larger facility as discussed above. Gross profit as a percentage of revenues decreased to 16.9% for the nine months ended June 30, 2022 compared to 28.9% for the nine months ended June 30, 2021. Additionally, during the nine months ended June 30, 2021, we benefited from workers' compensation refunds received from the State of Ohio.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the nine months ended June 30, 2022 increased $1.1 million compared to the nine months ended June 30, 2021, primarily as a result of expenses incurred at the Wedlake business acquired during the first fiscal quarter of 2021, including amortization of intangible assets. Selling, general and administrative expenses as a percent of revenue decreased from 16.4% for the nine months ended June 30, 2021 to 15.3% for the nine months ended June 30, 2022, as we benefited from the scale of our operations.

Commercial & Industrial

	Three Months Ended June 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$80,953	100.0%	$64,087	100.0%
Cost of services	72,895	90.0	56,308	87.9
Gross profit	8,058	10.0	7,779	12.1
Selling, general and administrative expenses	7,788	9.6	6,781	10.6
Gain on sale of assets	(2)	—	(32)	—
Operating income	$272	0.3%	$1,030	1.6%

Revenues. Revenues in our Commercial & Industrial segment increased $16.9 million, or 26.3%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. During the quarter ended June 30, 2022, we benefited from the start-up of projects that were delayed in fiscal 2021. While activity in this segment has been curtailed during the COVID-19 pandemic, many customers have returned to more typical levels of activity. However, this market remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2022, increased by $0.3 million, as compared to the three months ended June 30, 2021. Gross profit as a percentage of revenue decreased from 12.1% for the quarter ended June 30, 2021 to 10.0% for the quarter ended June 30, 2022 as a result of continuing inefficiencies on certain projects.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2022 increased $1.0 million, or 14.8%, compared to the three months ended June 30, 2021. The increase was driven primarily by higher pay rates in an increasingly competitive labor market, as well as $0.9 million of reserves in connection with legal matters related to certain contractual disputes. Selling, general and administrative expenses as a percentage of revenue decreased from 10.6% to 9.6% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

	Nine Months Ended June 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$219,016	100.0%	$178,700	100.0%
Cost of services	207,307	94.7	159,664	89.3
Gross profit	11,709	5.3	19,036	10.7
Selling, general and administrative expenses	23,504	10.7	19,949	11.2
Gain on sale of assets	(42)	—	(49)	—
Operating loss	$(11,753)	(5.4)%	$(864)	(0.5)%

Revenues. Revenues in our Commercial & Industrial segment increased $40.3 million during the nine months ended June 30, 2022, or 22.6%, compared to the nine months ended June 30, 2021. During the nine months ended June 30, 2022, we benefited from the start-up of projects that were delayed in fiscal 2021. While activity in this segment was curtailed earlier in the COVID-19 pandemic, many customers have returned to more typical levels of activity. However, this market remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2022 decreased by $7.3 million, or 38.5%, as compared to the nine months ended June 30, 2021. During the nine months ended June 30, 2022, one of our Commercial & Industrial branches experienced execution issues on a large contract, resulting in significant project rework. As a result, we incurred additional expense related to this project including the accrual of estimated costs to complete the project, including demolition, purchase of replacement materials, and performance of the rework. Additionally, a second job at that same branch was affected by costs associated with a delay in receiving materials from a supplier. These two projects collectively impacted our year to date gross profit by $13.2 million. As a result, gross profit as a percentage of revenue decreased from 10.7% for the nine months ended June 30, 2021 to 5.3% for the nine months ended June 30, 2022.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2022 increased $3.6 million, or 17.8%, compared to the nine months ended June 30, 2021. The increase was driven primarily by higher pay rates in an increasingly competitive labor market, as well as $3.1 million of reserves in connection with legal matters related to certain contractual disputes. Selling, general and administrative expenses as a percentage of revenue decreased slightly, from 11.2% for the nine months ended June 30, 2021 to 10.7% for the nine months ended June 30, 2022.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Interest expense	$713	$189
Deferred financing charges	48	51
Total interest expense	761	240
Other (income) expense, net	202	(79)
Total interest and other expense, net	$963	$161

During the three months ended June 30, 2022, we incurred interest expense of $0.8 million primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $4.2 million under our revolving credit facility and an average unused line of credit balance of $51.4 million. This compares to interest expense of $0.2 million for the three months ended June 30, 2021, primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $5.8 million under our revolving credit facility and an average unused line of credit balance of $76.9 million.

	Nine Months Ended June 30,
	2022	2021
	(In thousands)
Interest expense	$1,604	$492
Deferred financing charges	136	145
Total interest expense	1,740	637
Other (income) expense, net	843	(248)
Total interest and other expense, net	$2,583	$389

During the nine months ended June 30, 2022, we incurred interest expense of $1.7 million primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $4.7 million under our revolving credit facility and an average unused line of credit balance of $46.8 million. This compares to interest expense of $0.6 million for the nine months ended June 30, 2021, primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $6.1 million under our revolving credit facility and an average unused line of credit balance of $85.0 million.

The increase in other expense for the nine months ended June 30, 2022 as compared with June 30, 2021 is the result of unrealized losses on investments in equity securities of $1.0 million.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $3.6 million for the three months ended June 30, 2022, compared to income tax expense of $2.6 million for the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, our income tax expense was partly offset by benefits of $0.3 million and $3.3 million, respectively, associated with the recognition of previously unrecognized tax benefits.

We recorded income tax expense of $6.3 million for the nine months ended June 30, 2022, compared to income tax expense of $9.9 million for the nine months ended June 30, 2021. For the nine months ended June 30, 2022 and 2021, our income tax expense was partly offset by benefit of $0.4 million and $4.2 million, respectively, associated with the recognition of previously unrecognized tax benefits.

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

REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG

Remaining performance obligations represent the unrecognized revenue value of our contractual commitments. While backlog is not a defined term under GAAP, it is a common measurement used in our industry, and we believe it improves our ability to forecast future results and identify operating trends that may not otherwise be apparent. Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Additionally, electrical installation services for single-family housing at our Residential segment are completed on a short-term basis and are therefore excluded from backlog. The table below summarizes our remaining performance obligations and backlog:

	June 30,	March 31,	December 31,	September 30,
	2022	2022	2021	2021
Remaining performance obligations	$894	$835	$721	$713
Agreements without an enforceable obligation (1)	314	247	227	187
Backlog	$1,208	$1,082	$948	$900
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

WORKING CAPITAL

During the nine months ended June 30, 2022, working capital exclusive of cash increased by $55.6 million from September 30, 2021, reflecting a $110.8 million increase in current assets excluding cash and a $55.2 million increase in current liabilities during the period.

During the nine months ended June 30, 2022, our current assets exclusive of cash increased to $571.8 million, as compared to $461.1 million as of September 30, 2021. An increase in business activity drove a $58.2 million increase in trade accounts receivable. Days sales outstanding increased to 61 at June 30, 2022 from 57 at September 30, 2021. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value. Additionally, inventory increased by $24.2 million in connection with rising commodity prices as well as growth of our business. Further, we have increased the quantity of inventory we are currently carrying to manage procurement risks. Costs and estimated earnings in excess of billings increased by $15.3 million as a result of increased levels of activity at our Communications business, as well as supply chain disruptions in our Infrastructure Solutions business.

During the nine months ended June 30, 2022, our total current liabilities increased by $55.2 million to $366.8 million, compared to $311.6 million as of September 30, 2021, driven by increased levels of business activity, offset in part by remittance of payroll taxes deferred under the CARES Act, and the timing of payment of certain year-end accruals.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2022, the estimated cost to complete our bonded projects was approximately $115.8 million.

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

Level	Thresholds	Interest Rate Margin
I	If Liquidity is less than 35% of the Maximum Revolver Amount (each as defined in the Amended Credit Agreement) at any time during the period	2.00 percentage points

II	If Liquidity is greater than or equal to 35% of the Maximum Revolver Amount at all times during the period and less than 50% of the Maximum Revolver Amount at any time during the period	1.75 percentage points

III	If Liquidity is greater than or equal to 50% of the Maximum Revolver Amount at all times during the period	1.50 percentage points

In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.25% per annum, (2) a collateral monitoring fee of $5 thousand per quarter, (3) a letter of credit fee based on the then-applicable interest rate margin (4) appraisal fees, costs and expenses and (5) certain other fees and charges as specified in the Amended Credit Agreement.

As of June 30, 2022, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
•a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement), measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0; and
•minimum Liquidity of at least 10% of the Maximum Revolver Amount, or $15.0 million; with, for purposes of this covenant, at least 50% of our Liquidity comprised of Excess Availability (as defined in the Amended Credit Agreement).

At June 30, 2022, our Liquidity was $66.1 million, our Excess Availability was $49.0 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 2.1:1.0.

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

At June 30, 2022, we had $4.1 million in outstanding letters of credit with Wells Fargo and outstanding borrowings of $96.9 million under our revolving credit facility.

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

Operating activities used net cash of $17.8 million during the nine months ended June 30, 2022, as compared to $35.1 million of net cash provided in the nine months ended June 30, 2021. The decrease in operating cash flow resulted from lower earnings and an increase in working capital, including an increase in inventory, during the nine months ended June 30, 2022. In addition to the impact on inventory of higher commodity prices, supply chain disruptions have resulted in longer lead times for deliveries, and reduced availability for certain products we procure, particularly copper wire. As a result, we have increased the amount of inventory we are currently carrying in an effort to ensure the availability of materials to serve our customers. Both trade accounts receivable and costs in excess of billings also increased due to business activity growth. We also remitted $7.0 million of payroll taxes previously deferred under the CARES Act.

Investing Activities

Net cash used in investing activities was $26.9 million for the nine months ended June 30, 2022, compared to $97.9 million for the nine months ended June 30, 2021. We used $26.6 million for capital expenditures in the nine months ended June 30, 2022, primarily related to the acquisition of a new operating facility for our Wedlake business, as well as an additional facility to support the growth of our Residential business in Florida. During the nine months ended June 30, 2021, we used $92.7 million to complete three acquisitions and $5.4 million for capital expenditures.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2022 was $38.7 million, compared to $27.7 million for the nine months ended June 30, 2021. Net cash provided by financing activities for the nine months ended June 30, 2022 included net borrowings on our credit facility of $56.5 million, partly offset by $10.5 million used for repurchases of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation. Additionally, we distributed $6.4 million to noncontrolling interests under operating agreements in connection with certain acquisitions. For the nine months ended June 30, 2021, net borrowings of $31.1 million were partially offset by $1.5 million used to repurchase our shares to satisfy statutory withholding requirements upon the vesting of employee stock compensation and $1.2 million to purchase a noncontrolling interest.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and on May 2, 2019, our Board authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company's common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. We repurchased 244,889 shares pursuant to this program during the nine months ended June 30, 2022.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2022, we had commitments of $12.1 million outstanding under agreements to purchase copper wire and other materials over the next 12 months in the ordinary course of business. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

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

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. Our credit agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. A one percentage point increase in the interest rate on our long-term debt outstanding under the credit facility as of June 30, 2022 would cause a $0.9 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
April 1, 2022 – April 30, 2022	—	$—	—	810,618
May 1, 2022 – May 31, 2022	85,887	$28.99	85,887	724,731
June 1, 2022 – June 30, 2022	100,000	$30.77	100,000	624,731
Total	185,887	$29.94	185,887	624,731
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
10.1 —
Third Amended and Restated Credit and Security Agreement, dated April 28, 2022 by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 29, 2022).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2022.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)