Form 10-K
period 2022-09-30
IES Holdings, Inc.
filed 2022-12-06
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 31, 2022, was approximately $359.7 million. On December 2, 2022, there were 20,224,557 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the 2023 Annual Meeting of Stockholders of the Registrant to be held on February 23, 2023, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•a general reduction in the demand for our products or services;

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

•supply chain disruptions due to our suppliers' access to materials and labor, their ability to ship products timely, or credit or liquidity problems they may face;

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

•liabilities under existing or potential future laws and regulations, including those laws related to the environment and climate change;

•expenditures to comply with future changes in laws and regulations, including environmental laws and regulations and those relating to climate change;

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

Item 1. Business

OVERVIEW

IES Holdings, Inc. designs and installs integrated electrical and technology systems and provides infrastructure products and services to a variety of end markets, including data centers, residential housing and commercial and industrial facilities. Our operations are organized into four business segments, based upon the nature of our services:

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

We believe that acquisitions provide an opportunity to expand into new or related services, products, end markets or geographic areas and diversify our revenue and profit streams. While we may use acquisitions to build our presence in the industries we serve, we will also consider potential acquisitions in other industries, which could result in changes in our operations from those historically conducted by us.

OPERATING SEGMENTS

The Company’s reportable segments consist of the consolidated business segments identified above, which offer different services and are managed separately. The table below describes the percentage of our total revenues attributable to each of our four segments over each of the last three years (percentage columns may not add due to rounding):

	Year Ended September 30,
	2022		2021		2020
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$559,777	25.8%	$445,968	29.0%	$395,141	33.2%
Residential	1,131,414	52.2%	687,347	44.7%	411,790	34.6%
Infrastructure Solutions	167,113	7.7%	146,980	9.6%	128,379	10.8%
Commercial & Industrial	308,504	14.2%	256,198	16.7%	255,546	21.5%
Total Consolidated	$2,166,808	100.0%	$1,536,493	100.0%	$1,190,856	100.0%

For additional financial information by segment, see Note 11, “Operating Segments” in the notes to our Consolidated Financial Statements.

Communications

Business Description
Originally established in 1984, our Communications segment is a leading provider of network infrastructure solutions for data centers and other mission critical environments. Our services include the design, installation and maintenance of network infrastructure for leading and recognizable global technology, social networking and e-commerce brands, including many Fortune 100 and 500 corporations. We serve a variety of industries and end markets, including data centers for co-location and managed hosting customers; corporate, educational, financial, hospitality and healthcare buildings; e-commerce distribution centers; and high-tech manufacturing facilities. We also provide the design and installation of audio/visual, telephone, fire, wireless access and intrusion alarm systems, as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 19 offices, which includes the segment headquarters located in Tempe, Arizona, and also provide dedicated onsite teams at our customers’ sites.

Industry Overview
Our Communications segment is driven by demand for computing and storage resources as a result of technology advancements and obsolescence and changes in data consumption patterns. Demand in the data center market remains strong, and we continue to provide structured cabling services for applications such as data centers, distribution centers, and high-tech manufacturing facilities. Additionally, we are continuing to expand our offerings in this market to broaden our customer base. Demand has also been strong for our audio-visual and other building technology offerings. At September 30, 2022, our Communications business has a record level of backlog. However, if customers in our end markets reduce their capital budgets due to economic, technological or other factors, this could result in a decrease in activity for our Communications segment.

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

Residential

Business Description
Originally established in 1973, our Residential segment is a leading provider of electrical installation services for single-family housing and multi-family apartment complexes, as well as HVAC and plumbing installation services in certain markets, and cable television installations for residential and light commercial applications. The Residential segment also provides services for the installation of residential solar power, both for new construction and existing residences. The Residential segment is made up of 77 total locations, which include the segment headquarters in Houston, Texas. These locations geographically cover the Sun-Belt, Western, Mid-Atlantic and Northeastern regions of the United States.

Industry Overview
Our Residential business is closely correlated to the single and multi-family housing market. Although demand for both single-family and multi-family housing has increased in recent years, due to economic, technological or other factors, there can be no assurance that overall construction and demand will continue to increase in the future. Entering fiscal 2023, we expect continued revenue growth in our multi-family business as our strong backlog is expected to offset much of he expected impact of demand weakness in the single-family market, where we typically do not enter into long-term contracts.

Sales and Marketing
Demand for our Residential services is highly dependent on the number of single-family and multi-family home starts in the markets we serve. Although we operate in multiple states, the majority of our single-family revenues are derived from services provided in Texas and Florida. The Texas market also remains an important part of our multi-family business; however, the majority of our multi-family revenue is earned across the Mid-Atlantic and Southeast. Our sales efforts include a variety of strategies, including a concentrated focus on national and regional homebuilders and multi-family developers and a local sales strategy for single and multi-family housing projects. Our cable and solar revenues are typically generated through third parties specializing in these industries who select us as a preferred provider of installation services. A significant portion of our Residential business volume is generated from long-term, repeat customers, some of whom use IES as a preferred provider for major projects.

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

This segment serves the steel, railroad, marine, petrochemical, pipeline, pulp and paper, wind energy, mining, automotive, power generation, scrap yards, data center, and utility industries. Our Infrastructure Solutions segment is comprised of 13 locations in Alabama, Georgia, Illinois, Indiana, Ohio, Oklahoma and West Virginia, and is headquartered in Massillon, Ohio.

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

Industry expertise, project size, location and past performance determine our bidding strategy, the level of involvement from competitors and our level of success in bidding for new work. Our primary advantages vary by location and market, but mostly are based upon local individual relationships with key customers or a demonstrated industry expertise. Additionally, due to the size of many of our projects, our financial resources help us compete effectively against local competitors.

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

SOURCES OF SUPPLY

The raw materials and components we use within our segments include, but are not limited to, electrical fixtures and system components, copper, aluminum, raw steel, and certain plastics. These raw materials and components are generally available from a variety of domestic suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. However, during fiscal 2021 and 2022, supply chain interruptions became increasingly common, primarily as a result of the COVID-19 pandemic and its aftermath. Although supply of most raw materials has begun to normalize, we continue to experience delays in sourcing certain components. Such delays may lead to project inefficiencies resulting from schedule extensions. We are also exposed to increases in the prices of certain commodities. Our strategy to reduce commodity cost exposure includes early buying of commodities for particular projects or general inventory, as well as including escalation and escape provisions in project bids, quotes and contracts wherever possible. However, such protections are not included in every contract or project, and in such cases, we may not be fully reimbursed for increases in commodity prices by our customers and may be exposed to commodity price volatility on longer-term projects where we have prepaid for commodities.

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

CUSTOMERS

We have a diverse customer base. During each of the years ended September 30, 2022, 2021 and 2020, no single customer accounted for more than 10% of our consolidated revenues. We emphasize developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategies and sales activities.

CONTROLLING SHAREHOLDER
A majority of our outstanding common stock is owned by Tontine Associates, L.L.C. ("Tontine Associates") and its affiliates (collectively, “Tontine”). Tontine owns approximately 57 percent of our outstanding common stock based on a Form 4 filed by Tontine with the United States Securities and Exchange Commission (the "SEC") on December 3, 2021, and the Company's shares outstanding as of December 2, 2022. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all of the Company's assets or business segments, or the Company itself. Most of Tontine’s shares are registered for resale on a shelf registration statement filed by the Company with the SEC. Tontine’s sale of all or any portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties and our executive severance plan. For more information, see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

NET OPERATING LOSS TAX CARRYFORWARDS

The Company and certain of its subsidiaries have an estimated federal net operating loss (“NOL”) of approximately $61.0 million of federal NOLs that are available to use to offset future taxable income, including approximately $55.1 million resulting from net operating losses on which a deferred tax asset is not recorded at September 30, 2022. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of NOLs for federal and state income tax purposes. Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. In addition, a change in ownership could result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Should a change in ownership occur, all NOLs incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOLs available to offset future taxable income. For more information see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

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

	Year Ended September 30,
	2022			2021
	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog
	(Dollars in millions)
Communications	$323	$63	$386	$219	$37	$256
Residential	404	120	524	260	78	338
Infrastructure Solutions	54	121	175	65	63	128
Commercial & Industrial	186	15	201	169	9	178
Total	$967	$319	$1,286	$713	$187	$900
(1) Our backlog includes signed agreements and letters of intent that we do not have a legal right to enforce prior to beginning work. These agreements are excluded from remaining performance obligations until work begins.

We expect that $777 million of our September 30, 2022 backlog will result in revenue during fiscal 2023, with the remaining $510 million expected to be realized in fiscal 2024; however, there can be no assurance that this backlog will be completed within expected time frames or at all. The increase in our backlog year over year was primarily driven by strong demand and increased market share within our all segments.

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

CAPITAL FACILITIES
During fiscal year 2022, the Company maintained a revolving credit facility, as further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K. For a discussion of the Company’s capital resources, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K.

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

Our Employees

At September 30, 2022, we had 8,078 employees, of which 8,028 were full-time employees. We are party to two collective bargaining agreements covering fewer than 30 employees within our Infrastructure Solutions segment. We have not experienced, and do not expect, any work stoppage, and we believe that our relationship with our employees is strong.

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

We have invested significant resources in development opportunities for employees. For example, our Residential segment has established the IES Residential Education Center, a dedicated facility that trains employees from around the country in the technical skills necessary for a successful career in residential electrical contracting. At all of our segments, partly as a result of the COVID-19 pandemic, we expanded online training offerings to help meet the needs of our changing workplaces. We believe our investment in training supports employee motivation and retention at the same time that it improves productivity and performance.

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

LOCATIONS
As of September 30, 2022, we have 130 domestic locations. In addition to our two executive and corporate offices, as of September 30, 2022, we have 19 locations within our Communications business, 77 locations within our Residential business, 13 locations within our Infrastructure Solutions business and 19 locations within our Commercial & Industrial business. This geographic diversity helps to reduce our exposure to unfavorable economic developments in any given region.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to each executive officer is as follows:

Jeffrey, L. Gendell, 63, has served as the Chief Executive Officer of the Company since October 1, 2020; he previously served as Interim Chief Executive Officer from July 31, 2020 to September 30, 2020. Mr. Gendell has also served as a director and as Chairman of the Board since November 2016. Mr. Gendell is the founder and managing member of Tontine, the majority stockholder of the Company. Mr. Gendell formed Tontine in 1995 and manages all of the investment decisions at the firm. Prior to forming Tontine, Mr. Gendell held senior investment management positions at several other private investment firms, including Odyssey Partners, L.P., and began his career in investment banking over 35 years ago at Smith Barney, Harris Upham & Co., where he was involved in capital markets, corporate finance and M&A activity.

Matthew J. Simmes, 47, has served as Chief Operating Officer of the Company since December 3, 2021. Mr. Simmes has spent 28 years at IES and its predecessors in a variety of roles. Prior to becoming President of IES Communications in January 2017, he was the segment’s Vice President of Operations from March 2007 to December 2016 and branch manager of its Arizona operations from 2003 to 2006.

Tracy A. McLauchlin, 53, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 2015. She previously served as Vice President and Chief Accounting Officer of the Company since February 2014. Prior to joining IES, Ms. McLauchlin served as Vice President and Chief Accounting Officer of Rockwater Energy Solutions, Inc. from June 2011 to November 2013. From June 2004 to June 2011, Ms. McLauchlin was with Dynegy Inc., where she served as Senior Vice President and Controller from March 2009 to June 2011 and from June 2004 to March 2009 served in various other capacities in finance and accounting. She began her career with PricewaterhouseCoopers LLP after receiving her Master of Accounting from Rice University. Ms. McLauchlin is a Certified Public Accountant.

Mary K. Newman, 42, has served as Vice President, General Counsel and Corporate Secretary of the Company since December 2019. Prior to joining IES, Ms. Newman was a Partner with the law firm of Dinsmore & Shohl, LLP from January 2017 to November 2019 and was an Associate from September 2011 to December 2016, where her practice focused on representing public and private companies in corporate transactions, including mergers, acquisitions and dispositions. She began her legal career with the law firm of Sullivan & Cromwell LLP after receiving her J.D. from Harvard Law School and B.A. from Duke University.

We have adopted a Code of Ethics for Financial Executives that applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics may be found on our website at www.ies-corporate.com/governance-documents. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on that website or in a Current Report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us.

AVAILABLE INFORMATION

General information about us can be found on our website at www.ies-co.com under “Investor Relations.” We file our interim and annual financial reports, as well as other reports required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports are available free of charge through our website as soon as it is reasonably practicable after we file them with, or furnish them to, the SEC. You may also contact our Investor Relations department which will provide you with a copy of these reports, or you may find them at www.ies-corporate.com/financial-information/sec-filings. The materials that we file with the SEC are also available free of charge through the SEC’s website at www.sec.gov.

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

Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the general economy, as well as in the construction industry and the housing market. Many of our customers depend on the availability of credit to purchase our services or electrical and mechanical products. In the past, when the general level of economic activity has been reduced from historical levels, certain of our customers have delayed or cancelled projects or capital spending, thereby reducing our revenues and profitability. General concerns about the fundamental soundness of the economy may cause customers to defer projects, even if they have credit available to them. Prolonged uncertainties in the credit market, or the return of constrained credit market conditions, including the impact of rising interest rates on the housing markets, could have adverse effects on our customers, which would adversely affect our financial condition and results of operations.

The highly competitive nature of our industries could affect our profitability by reducing our revenues or profit margins.

The industries in which we compete are highly fragmented and are generally served by many small, owner-operated private companies. There are also several large private regional companies and a small number of large public companies from which we face competition in these industries. In the future, we could also face competition from new competitors entering these markets because certain segments, such as our electrical contracting services, have a relatively low barrier for entry while other segments, such as our services and custom engineered electro-mechanical products for mission critical infrastructure, have attractive growth and profitability characteristics. Some of our competitors in certain markets may offer a greater range of services than we offer in those markets, including mechanical construction and facilities management. Competition in our markets depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide services comparable to ours at lower rates than we do. If we are unable to offer our services at competitive prices or if we have to reduce our prices to remain competitive, our profitability would be impaired.

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

If the costs associated with labor and commodities, such as copper, aluminum, steel, electrical components, fuel, and certain plastics, increase due to low supply, inflation, general market conditions, supply chain disruptions and delays, or other forces, losses may be incurred. Some of our materials have been and may continue to be subject to sudden and significant price increases, and continued high demand and low supply for those resources may lead to additional price increases. We are also exposed to volatility in energy prices, particularly as they relate to fuel prices for our fleet vehicles. Depending on competitive pressures and the fixed price nature of many of our contracts, we may not be able to pass on these cost increases to our customers, which would reduce our gross profit margins and, in turn, make it more difficult for us to maintain our profitability. We have a work force of over 8,000 employees, and our labor costs may fluctuate based on availability of and demand for workers as well as other labor related risks, including risks related to collective bargaining agreements, benefits arrangements, wage and hour claims and other compensation arrangements.

A failure to secure new contracts may adversely affect our cash flows and financial results.

Much of our revenue is derived from projects that are awarded through a competitive bid process. Contract bidding and negotiations are affected by a number of factors, including our own cost structure and bidding policies. Although no single customer represented more than ten percent of our consolidated revenue in fiscal 2022, we do have certain customers that are significant to our individual operating segments. It is not possible for us to predict the future level of demand for our services by these customers, and if one or more of them were to significantly delay, reduce or curtail activity, or stop accepting bids from us, it could have a material impact on our operating results. In addition, our ability to secure new contracts depends on our ability to maintain all required electrical, construction, mechanical and business licenses. If we fail to successfully transfer, renew or obtain such licenses where applicable, we may be unable to compete for new business. The failure to bid and be awarded projects, cancellations of projects or delays in project start dates could affect our ability to deploy our assets profitably. Further, when we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. We could experience a decrease in profitability if we are unable to replace canceled, completed or expired contracts with new work.

Our inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions and investments that meet our investment criteria in furtherance of our corporate strategy or the subsequent underperformance of those acquisitions and investments, may adversely impact our future growth and profitability.

Our corporate strategy includes creating shareholder value through acquiring businesses that we believe will strategically complement our existing business segments or acquiring or investing in stand-alone platform companies based in North America. While we believe that acquisitions will provide an opportunity to expand into new or related services, products, end-markets or geographic areas and diversify our revenue and profit streams, potential acquisitions could result in changes in our operations from those historically conducted by us and introduce the requirement for new controls. Alternatively, our failure to diversify from existing markets may limit our future growth. In addition, we have made, and may continue to make, strategic investments in debt or equity securities of publicly traded and privately held companies, including early-stage companies and more established companies. We are subject to risks associated with these investments, including the inability to dispose of these investments due to lack of an active market for or contractual limitations on our ability to sell a particular investment, and the partial or complete loss of invested capital, and significant changes in the fair value of our investment portfolio could adversely impact our financial results. Further, valuations of non-marketable debt and equity investments are inherently complex due to the lack of readily available market data. Some of our past acquisitions and investments have not performed as expected, and there is no assurance that future acquisitions and investments will perform as expected or generate a positive return on investment due to factors we could not predict prior to the acquisition or due to incorrect investment assumptions.

Acquisitions, dispositions and other strategic transactions that we may pursue could have a negative effect on our results of operations.

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

We may fail to adequately recover on contract change orders.

From time to time, we may pursue claims against our customers to recover costs incurred on a project in excess of the original contract amount. Such additional costs may be incurred in connection with project delays caused by our customers or third parties, including other trades, or changes in project scope or specifications. While we generally negotiate with the customer for additional compensation, we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate compensation for the additional work performed or expenses incurred. The process of pursuing a claim may be lengthy, result in significant legal fees, and negatively impact our relationships with customers. Furthermore, we may be required to invest significant working capital to fund cost overruns while the resolution of a claim is pending, and our additional costs may not be recovered until the claim is resolved, if at all. When appropriate, we establish provisions against possible exposures, and we adjust these provisions from time to time, but our assumptions and estimates related to these exposures might prove to be inadequate or inaccurate. Unfavorable resolution of these matters can result in a reduction of revenues and profit recognized in prior periods or the recognition of a loss, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur significant charges or be adversely impacted by the closure or sale of facilities or assets.

In the past, we incurred significant costs associated with the closure or disposition of facilities, and we expect from time to time to evaluate the need for future facility closures or dispositions of assets. If we were to elect to dispose of a substantial portion of any of our segments, facilities, or assets, the realized values of such assets could be substantially less than current book values, which would likely result in a material adverse impact on our financial results. In addition, we may have warranty claims, costs pursuant to obligations to indemnify buyers after assets are sold, or other unexpected liabilities from closed facilities beyond the closing date, and if we dispose of a segment or business, we may continue to be subject to certain prior liabilities of that business after its disposition and may not be able to negotiate for limitations on those liabilities, all of which could adversely impact our financial returns.

The COVID-19 pandemic has adversely impacted, and could have a future materially adverse impact on, our business, including our financial condition, cash flows and results of operations.

The COVID-19 pandemic and its ongoing impact on markets, the supply chain, and availability of labor has had a number of adverse impacts on our results of operations, and it continues to influence trends affecting our business. We continue to experience increased prices, longer delivery times, or limited availability for certain materials necessary for our projects, notably copper, aluminum, steel, electrical components, fuel, and certain plastics.

The impact of the COVID-19 pandemic or any future epidemics or pandemics on our business is difficult to predict, but adverse impacts could include the potential for job site closures or work stoppages, supply chain disruptions, delays in awarding new project bids, construction delays, reduced demand for our services, delays in our ability to collect from our customers, or illness of management or other employees.

The availability and cost of surety bonds affect our ability to enter into new contracts and our margins on those engagements.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. We obtain surety bonds from two primary surety providers; however, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. Our ability to access this bonding capacity is at the sole discretion of our surety providers. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, or if we are unable to obtain bonds at a reasonable cost, we may be unable to compete for, or work on, certain projects.

We are subject to risks associated with seasonality, adverse weather conditions, and climate change.

Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in the Residential and Commercial & Industrial segments. Adverse weather conditions, including rain, heat, ice, cold or snow may not only delay our work and contribute to project inefficiency, but may negatively impact our schedules and profitability by delaying the work of other trades on a construction site. Extreme weather conditions (such as hurricanes or other storms, droughts, extreme heat or cold, wildfires and floods) may limit the availability of resources, increase our costs, damage property, disrupt our workforce, or may cause projects to be cancelled. As we have expanded our operations in coastal areas, particularly Florida, these risks have increased. To the extent climate change results in an increase in extreme weather events and adverse weather conditions, the likelihood of a negative impact on our results of operations may increase.

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

In all of our businesses, we are subject to potential claims and litigation, including contractual disputes, warranty claims, and claims related to our compliance with legal and regulatory requirements. We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings; such claims and litigation are common in the construction and electrical and mechanical maintenance businesses and may be related to contract delays, changes in the scope of work or alleged defects. There are also inherent claims and litigation risks associated with the number of people that work on construction sites and the fleet of vehicles on the road every day. In our Infrastructure Solutions businesses, we also may be subject to product liability litigation. Claims are sometimes made and lawsuits filed for amounts in excess of their value or in excess of the amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. However, there may be periods of time in which a disproportionate amount of our claims and litigation are concluded in the same quarter or year. If multiple matters are resolved during a given period, then the cumulative effect of these matters may be higher than the ordinary level in any one reporting period. In addition, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings, which could result in significant expense, damage to our reputation and diversion of management’s attention from our business.

Latent defect litigation is normal for residential home builders in some parts of the country, as well as in certain areas of the commercial market. Any increases in our latent defect claims and litigation could place pressure on the profitability of the Residential and Commercial & Industrial segments of our business.

Regulatory requirements could result in significant compliance costs and liabilities.

We have operations throughout the United States and are subject to multiple state and local regulations. In addition, our segments, particularly our Commercial & Industrial segment, may be subject to federal laws and requirements applicable to government contractors. Our 130 locations are located in 27 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to electrical contractor and other licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. Changes in law, regulations or requirements, or a material failure to comply with any of them, could increase our costs and have other negative impacts on our business by, among other things, increasing costs, harming our reputation and, in some instances, causing us to be in violation of our contractual obligations.

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

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial condition and results of operations. Our operations depend on the continued efforts of our executive officers, senior management and management personnel at our segments. As a service organization, relationships with significant customers can be dependent on certain employees within our organization, and our ability to meet our contractual obligations to our customers and support our growth strategy may be limited by our ability to retain and train necessary personnel. We cannot guarantee that any member of management at the corporate or operating segment level will continue in their capacity for any particular period of time, and there is significant competition in our industry for managerial personnel. We have a severance plan in place that covers certain of our senior leaders; however, this plan can neither guarantee that we will not lose key employees, nor prevent them from competing against us. If we lose a group of key personnel or even one key person at a segment, we may not be able to recruit suitable replacements at comparable salaries or at all, which could adversely affect our operations. Additionally, we generally do not maintain key man life insurance for members of our management.

Our business is labor intensive, and many of our operations experience a high rate of employee turnover. We also may be constrained in hiring and retaining sufficient qualified employees to support our growth strategy due to general labor shortages in our industries. In addition, a lack of skilled labor or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. Continued labor constraints may limit our ability to grow and may limit our profitability due to the impact of rising wages.

Risks Relating to our Financial Results, Financing and Liquidity

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of NOLs for federal and state income tax purposes. Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership could also result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. As of September 30, 2022, we have approximately $61.0 million of federal NOLs that are available to use to offset future taxable income, including approximately $55.1 million resulting from net operating losses on which a deferred tax asset is not recorded. Should a change in ownership occur, all NOLs incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOLs currently available to offset taxable income.

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

We may not be able to remain in compliance with the covenants in our credit agreement, including financial covenants which, among other things, require minimum levels of liquidity and require us to maintain a specified fixed charge coverage ratio as defined under our credit agreement. Other covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and subsidiaries, restrict changes to our organization documents, limit asset dispositions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit our ability to repurchase our stock, and limit the ability to change the nature of our business. A failure to fulfill the terms and requirements of our credit agreement may result in a default under our credit agreement and acceleration of any indebtedness we may incur, as well as a default under one or more of our material agreements, any of which could have a material adverse effect on our ability to conduct our operations and our financial condition.

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

GAAP accounting requires that goodwill attributable to each of our reporting units be tested at least annually, or when changes in circumstance indicate the carrying value of our reporting units may not be recoverable. At September 30, 2022, we had recorded $92 million of goodwill on our Consolidated Balance Sheets. Factors that could lead to impairment of current goodwill in the future include significant adverse changes in the business climate, declines in the financial condition of our business, and actual or projected future operating results affecting the Company as a whole or affecting any particular reporting unit. On an ongoing basis, we expect to perform impairment tests at least annually as of September 30. Impairment adjustments, if any, are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

Risks Relating to Our Common Stock

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine, and Jeffrey Gendell, founder and managing member of Tontine, serves as our Chief Executive Officer and as Chairman of our Board of Directors. Tontine owns approximately 57 percent of the Company’s outstanding common stock based on a Form 4 filed by Tontine with the SEC on December 3, 2021, and the Company's shares outstanding as of December 2, 2022. As a result, Tontine can control most of our affairs, including the election of our directors, who in turn appoint executive management and can control most actions requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all of the Company's assets or business segments or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders or stakeholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company. Pursuant to a resale shelf registration statement filed by the Company, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings as long as the registration statement remains effective and the Company remains eligible to use it, as described further in the registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement. Tontine’s sale of all or any portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties, and our executive severance plan, and could trigger limitations on the availability of our NOLs under Internal Revenue Code Section 382.

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

Our authorized capital includes 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2022, we had 22,049,529 shares of common stock issued, 20,341,900 shares of common stock outstanding and no shares of preferred stock issued or outstanding. As of September 30, 2022, we had the ability to issue 713,058 shares of common stock, including upon the exercise of options, as future grants under our existing equity compensation plans.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for claims, including derivative claims that are based upon a violation of a duty by a current or former director, officer, employee or shareholder in such capacity or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery. The exclusive forum provision may increase the costs for a shareholder to bring a claim or limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder finds favorable for disputes with us or our directors, officers, employees or shareholders in such capacity, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, the claims as to which they are intended to apply, then we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial position or results of operations. While the exclusive forum provision applies to state and federal law claims, our shareholders will not be deemed to have waived our compliance with, and the exclusive forum provision will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under, the federal securities laws, including the Exchange Act, or the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2022, we maintained branch offices, warehouses, sales facilities and administrative offices at 130 locations. The majority of our facilities are leased. We lease our executive office located in Greenwich, Connecticut and our corporate office located in Houston, Texas. We believe that our properties are adequate for our current needs and that suitable additional or replacement space will be available as required. For a breakdown of our offices by segment, see Item 1. “Business —Operating Segments” of this Annual Report on Form 10-K.

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

As of December 2, 2022, the closing market price of our common stock was $34.50 per share and there were approximately 321 holders of record.

We have never declared or paid dividends on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Stock Repurchase Program
In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and in 2019, authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company's common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. During the year ended September 30, 2022, we repurchased 511,600 shares of common stock at an average price of $32.02 per share for a total aggregate purchase price of $16.4 million. The Company had 358,020 shares remaining under its stock repurchase authorization at September 30, 2022.

In December 2022, our Board of Directors terminated our previous share repurchase program and authorized a new $40 million share repurchase program.

The following table presents information with respect to purchases of common stock by the Company during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan as of September 30, 2022
July 1, 2022 – July 31, 2022	88,092	$30.86	88,092	536,639
August 1, 2022 – August 31, 2022	48,939	$32.47	48,939	487,700
September 1, 2022 – September 30, 2022	129,680	$28.90	129,680	358,020
Total	266,711	$30.20	266,711	358,020

Five-Year Stock Performance Graph

The graph below compares the cumulative five year total return provided shareholders on IES Holdings, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of four companies that includes Comfort Systems USA Inc., MYR Group Inc., Sterling Construction Company Inc. and Primoris (collectively, the "Peer Group"). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the Russell 2000 index, and in the peer group on September 30, 2017, and its relative performance is tracked through September 30, 2022.

Comparison of Five Year Cumulative Total Return*
Among IES Holdings, Inc., the Russell 2000 Index, and a Peer Group

$300
$250
$200
$150
$100
$50
Index Value
2017
2018
2019
2020
2021
2022
IES Holdings, Inc.
Russell 2000
Peer Group

*$100 invested on 9/30/17 in stock or index, including reinvestment of dividends.

	Year Ended September 30,
	2017	2018	2019	2020	2021	2022
IES Holdings, Inc.	$100.00	112.72	119.02	183.64	264.10	159.65
Russell 2000	100.00	115.24	105.00	105.40	155.66	119.08
Peer Group	100.00	112.56	96.88	107.98	195.85	193.22

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

OVERVIEW

Executive Overview

Please refer to Item 1. “Business” of this Annual Report on Form 10-K for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, designs and installs integrated electrical and technology systems and provides infrastructure products and services to a variety of end markets, including data centers, residential housing, and commercial and industrial facilities. Our operations are organized into four business segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial.

Industry Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, capital spending on data centers, distribution centers, and high-tech manufacturing facilities, demand for back-up power, output levels and equipment utilization at heavy industrial facilities, demand for our rail and infrastructure services and custom engineered products, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) population growth, which will increase the need for commercial and residential facilities, (ii) aging public infrastructure, which must be replaced or repaired, (iii) an increasing demand for data storage, and (iv) increased emphasis on environmental and energy efficiency, which may lead to increased public and private spending. However, there can be no assurance that we will not experience a decrease in demand for our services due to economic, technological or other factors beyond our control, including interest rate changes, increases in the price of copper, aluminum, steel, fuel, electrical components, certain plastics, and other commodity prices and other economic factors, which may reduce the demand for housing in the regions where our Residential division operates, and may impact levels of construction. For a further discussion of the industries in which we operate, please see Item 1. “Business - Operating Segments” of this Annual Report on Form 10-K.

Business Outlook

While there are differences among the Company’s segments, on an overall basis, increased demand for the Company’s services and the Company’s previous investment in growth initiatives and other business-specific factors discussed below resulted in aggregate year-over-year revenue growth in fiscal 2022 as compared to fiscal 2021. In addition, revenue growth during fiscal 2022 at our Residential and Infrastructure Solutions segments reflects the contribution of acquisitions completed during fiscal 2021.

Our business segments each have their own unique set of factors influencing demand for our services, While we are entering the year with strong backlog levels in each of our business segments, we are also closely monitoring weakness in the residential construction market and, more generally, heightened uncertainty regarding the future direction of the overall economy. Based on current trends in demand for housing heading into fiscal 2023, we expect that a revenue decline in our single-family housing business, where we typically do not enter into long-term contracts, will offset, or more than offset, revenue growth from our multi-family housing and other backlog-driven businesses during the year. Nevertheless, we remain focused on monitoring costs, improving margins, and capitalizing on opportunities to expand our service lines and gain market share, as many of our markets continue to experience highly competitive margins and increasing costs. Further, we believe our strong balance sheet and flexible operating model position us to navigate challenges we may encounter in a more uncertain economy.

To continue to grow our business, including through acquisitions and the funding of working capital, we may require a significant amount of cash. Our ability to generate cash depends on many externally influenced factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our credit facility, and our ability to raise funds in the capital markets, among many other factors. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next 12 months. We expect our capital expenditures will range from $12.0 million to $17.0 million for the year ending on September 30, 2023.
Current Market and Operating Conditions

The Federal Reserve has raised the target federal funds rate six times since the beginning of calendar 2022 and has announced an expectation that it will continue to raise the target rate through the end of 2022 and into 2023. This has resulted in higher mortgage rates, which when combined with elevated materials and labor costs, have had a substantial impact on the affordability of housing. There continue to be several trends, such as rising household formation and population growth in our key markets, that we expect will drive long-term demand for our services in the single-family housing market. However, going into fiscal 2023, we do expect housing affordability to cause a near-term decrease in demand for our services in this market.

The COVID-19 pandemic and its impact on markets, the supply chain and the labor force continued to influence trends affecting our business throughout fiscal 2022. While commodity prices for some of the materials we procure recently have begun to stabilize, concerns remain around limited availability or delays in deliveries for certain materials necessary for our projects, notably copper, steel, aluminum, electronic components, and certain plastics. Reduced availability of certain materials has resulted in a continuing need to take actions such as carrying higher levels of inventory than we typically hold, or, in some cases, substituting higher-cost materials or sourcing materials from new suppliers which may offer less favorable terms or pricing than our usual suppliers. Such actions have resulted in elevated levels of working capital throughout fiscal 2022. We seek to mitigate supply chain risk by maintaining relationships with multiple vendors, and to recoup higher materials costs through adjusted pricing. However, we are not able to pass on all increased costs, and our suppliers are facing challenges in providing the materials we require. We have also experienced, and may continue to experience, workforce disruptions related to exposure to, or illness from, COVID-19, resulting in production inefficiencies and delays, higher overtime costs, and the need to outsource activities or use more expensive contract labor. An inability to procure materials in a timely manner, to complete work on schedule, and to reflect higher materials or labor costs in our pricing to customers has had, and could continue to have, a significant impact on our operating results.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Year Ended September 30,
	2022		2021		2020
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$2,166,808	100.0%	$1,536,493	100.0%	$1,190,856	100.0%
Cost of services	1,847,878	85.3%	1,248,495	81.3%	962,897	80.9%
Gross profit	318,930	14.7%	287,998	18.7%	227,959	19.1%
Selling, general and administrative expenses	262,714	12.1%	202,251	13.2%	170,911	14.4%
Goodwill impairment expense	—	—%	—	—%	6,976	0.7%
Contingent consideration	277	—%	211	—%	(11)	—%
Gain on sale of assets	(69)	—%	(47)	—%	—	—%
Operating income	56,008	2.6%	85,583	5.6%	50,083	4.2%
Interest and other expense, net	3,007	0.1%	676	—%	789	0.1%
Operating income before income taxes	53,001	2.4%	84,907	5.5%	49,294	4.1%
Provision for income taxes	12,815	0.6%	16,231	1.1%	8,740	0.7%
Net income	40,186	1.9%	68,676	4.5%	40,554	3.4%
Net (income) loss attributable to noncontrolling interest	(5,424)	(0.3)%	(2,018)	(0.1)%	1,045	0.1%
Net income attributable to IES Holdings, Inc.	$34,762	1.6%	$66,658	4.3%	$41,599	3.5%
2022 Compared to 2021

Consolidated revenues for the year ended September 30, 2022, were $630.3 million higher than for the year ended September 30, 2021, an increase of 41.0%, with increases at all four of our operating segments, driven by strong demand and the contribution of businesses acquired in fiscal 2021.

Our overall gross profit percentage decreased to 14.7% during the year ended September 30, 2022, as compared to 18.7% during the year ended September 30, 2021. Gross profit as a percentage of revenue decreased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

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

During the year ended September 30, 2022, our selling, general and administrative expenses were $262.7 million, an increase of $60.5 million, or 29.9% over the year ended September 30, 2021, driven by increased personnel costs, primarily at our Residential operating segment, in connection with its growth, and the impact of businesses acquired during fiscal 2021, including amortization of intangible assets. Selling, general and administrative expenses as a percentage of revenue decreased to 12.1% for the year ended September 30, 2022 from 13.2% for the year ended September 30, 2021, as we benefited from the increased scale of our operations.

2021 Compared to 2020

Consolidated revenues for the year ended September 30, 2021, were $345.6 million higher than for the year ended September 30, 2020, an increase of 29.0% with increases across all segments, driven by strong demand and the contribution of acquired businesses.

Our overall gross profit percentage decreased to 18.7% during the year ended September 30, 2021, as compared to 19.1% during the year ended September 30, 2020. Gross profit as a percentage of revenue increased at our Infrastructure Solutions and Commercial & Industrial segments, but decreased at our Communications and Residential segments, as discussed in further detail with respect to each segment below.

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

Communications

2022 Compared to 2021

	Year Ended September 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$559,777	100.0%	$445,968	100.0%
Cost of services	490,959	87.7%	361,197	81.0%
Gross Profit	68,818	12.3%	84,771	19.0%
Selling, general and administrative expenses	46,717	8.3%	41,373	9.3%
(Gain)/Loss on sale of assets	12	—%	(4)	—%
Operating Income	22,089	3.9%	43,402	9.7%

Revenue. Our Communications segment’s revenues increased by $113.8 million, or 25.5%, during the year ended September 30, 2022, compared to the year ended September 30, 2021. This increase primarily resulted from increased demand from our data center customers.

Gross Profit. Our Communications segment’s gross profit during the year ended September 30, 2022, decreased $16.0 million, or 18.8%, as compared to the year ended September 30, 2021. Gross profit as a percentage of revenue decreased from 19.0% for the year ended September 30, 2021 to 12.3% for the year ended September 30, 2022. During fiscal 2022, we expanded our offerings to our data center customers into a new, adjacent service area; however, we had execution issues and recorded a combined loss of $19.9 million on a series of these projects for the year ended September 30, 2022. As a result of this loss, we are no longer pursuing work in this service area. As of September 30, 2022, our work on such projects was substantially complete. Our operating margins for the year ended September 30, 2022 were also negatively impacted by a shift in our mix of customers, as well as a more competitive bidding environment in the distribution center and warehouse market, which has experienced slowing activity following a period of significant pandemic-related growth. Supply chain challenges and workforce disruptions related to COVID-19 have also continued to affect project efficiency. Finally, we continue to invest in hiring and training personnel, particularly in estimating and project management, to grow the business.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $5.3 million, or 12.9% during the year ended September 30, 2022, as compared to the year ended September 30, 2021. The increase is a result of higher personnel cost in connection with the growth of our business, as well as higher wages in an increasingly competitive labor market. We also experienced a more typical level of selling expense for the year ended September 30, 2022 as compared to the year ended September 30, 2021, when travel and other activities were curtailed due to the pandemic. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 8.3% during the year ended September 30, 2022, compared to 9.3% for the year ended September 30, 2021, as we have benefited from the scale of our operations.

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

Residential

2022 Compared to 2021

	Year Ended September 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,131,414	100.0%	$687,347	100.0%
Cost of services	928,161	82.0%	553,546	80.5%
Gross Profit	203,253	18.0%	133,801	19.5%
Selling, general and administrative expenses	144,100	12.7%	92,761	13.5%
Contingent consideration	277	—%	211	—%
Loss on sale of assets	20	—%	86	—%
Operating Income	58,856	5.2%	40,743	5.9%

Revenue. Our Residential segment’s revenues increased by $444.1 million, or 64.6%, during the year ended September 30, 2022, as compared to the year ended September 30, 2021, reflecting a full year of revenue contribution from businesses acquired in fiscal 2021, strong demand for single-family and multi-family housing and the impact of price increases in connection with a higher cost of materials. Businesses acquired in fiscal 2021 contributed $233.1 million of the total increase for the year ended September 30, 2022 compared to the year ended September 30, 2021. Inclusive of these acquired businesses, revenue in our single-family business increased by $371.1 million for the year ended September 30, 2022, compared to the year ended September 30, 2021, while multi-family and other revenue increased by $73.0 million.

Gross Profit. During the year ended September 30, 2022, our Residential segment gross profit increased by $69.5 million, or 51.9%, as compared to the year ended September 30, 2021. The increase in gross profit was driven primarily by contributions from the businesses acquired in fiscal 2021 and higher volumes, partly offset by increased commodity prices. Gross margin as a percentage of revenue decreased to 18.0% during the year ended September 30, 2022 from 19.5% for the year ended September 30, 2021, primarily as a result of increased commodity prices and a reduction in project efficiency related to supply-chain challenges and the COVID-19 pandemic.

Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $51.3 million, or 55.3%, during the year ended September 30, 2022, compared to the year ended September 30, 2021. Selling, general and administrative expenses incurred at the businesses acquired during fiscal 2021, including amortization of intangible assets, contributed $21.3 million of the increase. The remaining increase was driven by higher personnel cost in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 12.7% during the year ended September 30, 2022, from 13.5% during the year ended September 30, 2021, as we benefited from the increased scale of our operations.

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

Revenue. Our Residential segment’s revenues increased by $275.6 million, or 66.9%, during the year ended September 30, 2021, as compared to the year ended September 30, 2020, reflecting the revenue contribution of businesses acquired in fiscal 2021, strong demand for single-family and multi-family housing and the impact of price increases in connection with a higher cost of materials. Businesses acquired in fiscal 2021 contributed $172.6 million of revenue for the year ended September 30, 2021. Inclusive of these acquired businesses, revenue in our single-family business increased by $215.3 million for the year ended September 30, 2021, compared to the year ended September 30, 2020, while multi-family and other revenue increased by $60.2 million. Excluding the impact of the businesses acquired during fiscal 2021, our Residential segment's revenues grew by 25.0% for the year ended September 30, 2021.

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

Infrastructure Solutions

2022 Compared to 2021

	Year Ended September 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$167,113	100.0%	$146,980	100.0%
Cost of services	138,444	82.8%	106,048	72.2%
Gross Profit	28,669	17.2%	40,932	27.8%
Selling, general and administrative expenses	25,129	15.0%	23,966	16.3%
Gain on sale of assets	(46)	—%	(10)	—%
Operating Income	3,586	2.1%	16,976	11.5%

Revenue. Revenues in our Infrastructure Solutions segment increased by $20.1 million, or 13.7% during the year ended September 30, 2022 compared to the year ended September 30, 2021. The increase in revenue was driven primarily by increased demand at our generator enclosure business as well as the acquisition of Wedlake Fabricating, Inc. ("Wedlake") during the first quarter of fiscal 2021, which contributed $16.9 million of the increase.

Gross Profit. Our Infrastructure Solutions segment’s gross profit for the year ended September 30, 2022, decreased by $12.3 million, as compared to the year ended September 30, 2021, reflecting the impact of supply chain disruptions on our generator enclosure business, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the relocation of the Wedlake business to a new, larger facility that expands capacity while allowing for improved workflow and process efficiency. The transition to and setup of the new facility were completed during the third quarter of fiscal 2022. Gross profit as a percent of revenue decreased to 17.2% for the year ended September 30, 2022 compared to 27.8% for the year ended September 30, 2021. Additionally, during the year ended September 30, 2021, we benefited from workers' compensation refunds received from the State of Ohio.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2022, increased $1.2 million compared to the year ended September 30, 2021, primarily as a result of expenses incurred at the Wedlake business acquired during the first fiscal quarter of 2021. Selling, general and administrative expenses as a percentage of revenue decreased from 16.3% for the year ended September 30, 2021, to 15.0% for the year ended September 30, 2022.

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

Revenue. Revenues in our Infrastructure Solutions segment increased by $18.6 million, or 14.5% during the year ended September 30, 2021 compared to the year ended September 30, 2020. Increased demand for our custom power solutions was partially offset by lower revenue from our industrial services business. The demand for our motor repair services continues to be affected by reduced demand from customers in the steel and rail industries. During the year ended September 30, 2021, the Wedlake business acquired during the first fiscal quarter 2021 contributed $7.1 million of revenue for the year ended September 30, 2021.

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

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2021, increased $3.5 million compared to the year ended September 30, 2020. The increase in fiscal 2021 includes $1.6 million of expenses incurred, including amortization of intangible assets, at our acquired Wedlake business. The selling, general and administrative expenses as a percentage of revenue increased from 15.9% for the year ended September 30, 2020, to 16.3% for the year ended September 30, 2021, primarily as a result of the increase in expenses, including amortization expense, related to Wedlake.

Commercial & Industrial

2022 Compared to 2021

	Year Ended September 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$308,504	100.0%	$256,198	100.0%
Cost of services	290,314	94.1%	227,704	88.9%
Gross Profit	18,190	5.9%	28,494	11.1%
Selling, general and administrative expenses	30,557	9.9%	28,172	11.0%
Gain on sale of assets	(55)	—%	(92)	—%
Operating Income	(12,312)	(4.0)%	414	0.2%

Revenue. Revenues in our Commercial & Industrial segment increased $52.3 million, or 20.4%, during the year ended September 30, 2022, compared to the year ended September 30, 2021. During the year ended September 30, 2022, we benefited from the start-up of projects that were delayed in fiscal 2021. While activity in this segment was curtailed earlier in the COVID-19 pandemic, many customers have returned to more typical levels of activity. However, this market remains highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2022 decreased by $10.3 million, or 36.2%, as compared to the year ended September 30, 2021. During the year ended September 30, 2022, one of our Commercial & Industrial branches experienced execution issues on a large contract, resulting in significant project rework. As a result, we incurred additional expense related to this project including the accrual of estimated costs to complete the project, including demolition, purchase of replacement materials, and performance of the rework. Additionally, a second job at that same branch was affected by costs associated with a delay in receiving materials from a supplier. These two projects collectively impacted gross profit for the year ended September 30, 2022 by $16.7 million. As a result, gross profit as a percentage of revenue decreased from 11.1% for the year ended September 30, 2021, to 5.9% for the year ended September 30, 2022.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2022 increased $2.4 million, or 8.5%, compared to the year ended September 30, 2021. The increase was driven primarily by higher pay rates in an increasingly competitive labor market, as well as $2.3 million of reserves in connection with legal matters related to certain contractual disputes. Selling, general and administrative expenses as a percentage of revenue decreased from 11.0% for the year ended September 30, 2021 to 9.9% for the year ended September 30, 2022.

2021 Compared to 2020

	Year Ended September 30,
	2021		2020
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$256,198	100.0%	$255,546	100.0%
Cost of services	227,704	88.9%	234,492	91.8%
Gross Profit	28,494	11.1%	21,054	8.2%
Selling, general and administrative expenses	28,172	11.0%	32,128	12.6%
Goodwill impairment expense	—	—%	6,976	2.7%
Contingent consideration	—	—%	(11)	—%
Gain on sale of assets	(92)	—%	(45)	—%
Operating Income (Loss)	414	0.2%	(17,994)	(7.0)%

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

INTEREST AND OTHER EXPENSE, NET

	Year Ended September 30,
	2022	2021	2020
	(In thousands)
Interest expense	$2,771	$764	$625
Deferred financing charges	199	198	152
Total interest expense	2,970	962	777
Other (income) expense, net	37	(286)	12
Total interest and other expense, net	3,007	676	789

During the year ended September 30, 2022, we incurred interest expense of $3.0 million primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $4.5 million under our revolving credit facility and an average unused line of credit balance of $49.2 million. This compares to interest expense of $1.0 million for the year ended September 30, 2021 primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $5.7 million under our revolving credit facility and an average unused line of credit balance of $77.4 million.

During the year ended September 30, 2020, we incurred interest expense of $0.8 million primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $6.9 million under our revolving credit facility and an average unused line of credit balance of $89.6 million.

PROVISION FOR INCOME TAXES

For the year ended September 30, 2022, we recorded income tax expense of $12.8 million, which reflects a $0.8 million benefit related to the recognition of previously unrecognized tax benefits.

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

WORKING CAPITAL

During the year ended September 30, 2022, working capital exclusive of cash increased by $48.2 million from September 30, 2021, reflecting a $138.5 million increase in current assets excluding cash and a $90.3 million increase in current liabilities during the period.

During the year ended September 30, 2022, our current assets exclusive of cash increased to $599.6 million, as compared to $461.1 million as of September 30, 2021. An increase in business activity drove an $84.0 million increase in trade accounts receivable. Days sales outstanding increased to 58 at September 30, 2022 from 57 at September 30, 2021. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value. Retainage increased by $23.7 million as a result of growth in the Residential multi-family business, as well as the timing of projects in the Commercial & Industrial business. Additionally, inventory increased by $27.8 million in connection with rising commodity prices as well as growth of our business. Further, we have increased the quantity of inventory we are currently carrying to manage procurement risks. Costs and estimated earnings in excess of billings increased by $8.7 million as a result of increased levels of activity at our Communications business, as well as supply chain disruptions in our Infrastructure Solutions business.

During the year ended September 30, 2022, our total current liabilities increased by $90.3 million to $401.9 million, compared to $311.6 million as of September 30, 2021, driven by increased levels of business activity, offset in part by remittance of payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act").

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

We believe the bonding capacity currently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of September 30, 2022, the estimated cost to complete our bonded projects was approximately $107.6 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had cash and cash equivalents of $24.8 million and $63.3 million of availability under our revolving credit facility. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our revolving credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our revolving credit facility or raise funds in the capital markets, if needed.

The Revolving Credit Facility

On April 28, 2022, we entered into a Third Amended and Restated Credit and Security Agreement (the "Amended Credit Agreement"), which increased our maximum borrowing amount from $125 million to $150 million. The Amended Credit Agreement also removed the aggregate cap on our investments in certain securities and the cap on our ability to make stock repurchases, in each case subject to the satisfaction of certain liquidity requirements. All other customary affirmative, negative and financial covenants and events of default were unchanged by the amendment.
Borrowings under the Amended Credit Agreement may not exceed a "Borrowing Base,” as defined in the Amended Credit Agreement, determined monthly based on available collateral, primarily certain accounts receivables, inventories, and equipment. Amounts outstanding bear interest at a per annum rate equal to the Daily Three Month Secured Overnight Financing Rate ("SOFR"), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

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

As of September 30, 2022, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

• a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement), measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0; and

• minimum Liquidity of at least 10% of the Maximum Revolver Amount, or $15.0 million; with, for purposes of this covenant, at least 50% of our Liquidity comprised of Excess Availability (as defined in the Amended Credit Agreement).

At September 30, 2022, our Liquidity was $88.1 million, our Excess Availability was $63.3 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 1.6:1.0.

Our Fixed Charge Coverage Ratio is calculated as follows (with capitalized terms as defined in the Amended Credit Agreement): (i) our trailing twelve month EBITDA, less Non-Financed Capital Expenditures (other than capital expenditures financed by means of an advance under the credit facility), cash taxes and all Restricted Junior Payments consisting of certain Pass-Through Tax Liabilities, divided by (ii) the sum of our cash interest (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense) and principal debt payments (other than repayment of principal on advances under the credit facility and including cash payments with respect to capital leases), any management, consulting, monitoring, and advisory fees paid to an affiliate, and all Restricted Junior Payments (other than Pass-Through Tax Liabilities) and other cash distributions; provided, that if we make an acquisition consented to by our lenders, the components of the Fixed Charge Coverage Ratio will be calculated for such fiscal period after giving pro forma effect to the acquisition assuming that such transaction has occurred on the first day of such period (including pro forma adjustments arising out of events which are directly attributable to such acquisition, are factually supportable, and are expected to have a continuing impact, in each case to be reasonably agreed to by our lenders).

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

At September 30, 2022, we had $4.1 million in outstanding letters of credit and $82.7 million of outstanding borrowings under our revolving credit facility.

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

Operating Activities

Our cash flow from operations is not only influenced by cyclicality, demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to the seasonality that we experience in many regions of the country; however, a seasonal decline in working capital may be offset by needs associated with higher growth or acquisitions. Currently, our working capital needs are higher than they have been historically, as a result of growth of our business, elevated commodity prices,and the steps taken to mitigate the impact of supply chain disruptions.

Operating activities provided net cash of $16.3 million during the year ended September 30, 2022, as compared to $37.9 million of net cash provided in the year ended September 30, 2021. The decrease in operating cash flow resulted from lower earnings and an increase in working capital, particularly due to increased trade accounts receivable and inventory during the year ended September 30, 2022 in support of the growth of the business. We also remitted $7.0 million of payroll taxes previously deferred under the CARES Act.

Operating activities provided net cash of $37.9 million during the year ended September 30, 2021, as compared to $76.7 million of net cash provided in the year ended September 30, 2020. The decrease in operating cash flow resulted from an increase in working capital, particularly related to inventory. As commodity prices increased, we also experienced longer lead times for deliveries, and reduced availability for certain products we procure, particularly copper wire. As a result, we increased the amount of inventory carried in an effort to ensure the availability of materials to serve our customers. This increase in working capital was partly offset by higher earnings during the year ended September 30, 2021.

Investing Activities

Net cash used in investing activities was $29.5 million for the year ended September 30, 2022, compared to $99.6 million of net cash used in investing activities in the year ended September 30, 2021. We used $29.3 million for capital expenditures in the year ended September 30, 2022, primarily related to the acquisition of a new operating facility for our Wedlake business, as well as an additional facility to support the growth of our Residential business in Florida. Investing activities for the year ended September 30, 2021 include $7.4 million of capital expenditures and $92.5 million for the acquisition of businesses.

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

Financing Activities

Net cash provided by financing activities was $15.0 million in the year ended September 30, 2022, compared to $31.2 million in the year ended September 30, 2021. Net cash provided by financing activities for the year ended September 30, 2022 included net borrowing on our credit facility of $42.3 million, partly offset by $18.6 million used for repurchase of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation. Additionally, we distributed $7.0 million to noncontrolling interests under operating agreements in connection with certain acquisitions.

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

CONTROLLING SHAREHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, "Tontine") is the Company's controlling stockholder, owning approximately 57 percent of the Company’s outstanding common stock based on the Form 4 filed by Tontine with the SEC on December 3, 2021 and the Company's shares outstanding as of December 2, 2022. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

Jeffrey L. Gendell was appointed Chief Executive Officer of the Company effective October 1, 2020, having served as the Company's Interim Chief Executive Officer since July 31, 2020. Mr. Gendell also serves as Chairman of the Board of Directors, a position he has held since November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of our Board of Directors since February 2012, and who previously served as Interim Director of Operations from November 2017 to January 2019, as Vice Chairman of the Board from November 2016 to November 2017 and as Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until January 2018.

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

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2022, $3.9 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2022, we had commitments of $9.7 million outstanding under such agreements to purchase copper wire and other materials over the next 12 months in the ordinary course of business.

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

Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, approximately 90% of our revenues are based on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). Approximately 10% of our revenues are earned from contracts where we are paid on a time and materials basis. Our most significant cost drivers are the cost of labor and materials. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year.
We complete most of our projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method. Revenues recognized on a percentage-of-completion basis, all of which are fixed price or cost plus arrangements, comprised approximately 49% of our total revenue for the year ended September 30, 2022. The percentage-of-completion method for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We generally do not incur significant costs related to obtaining contracts, or initial set-up or mobilization costs, prior to the start of a project. When significant pre‑contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

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
Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2022, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient taxable income within the applicable NOL carryforward periods to realize its $20.5 million of deferred tax assets. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
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
The tax years ended September 30, 2019 and forward are subject to federal audit as are prior tax years, to the extent of unutilized net operating losses generated in those years.
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

Commodity Risk

Our exposure to significant market risks includes fluctuations in commodity prices including, but not limited to, copper, aluminum, steel, electrical components, fuel, and certain plastics. Commodity price risks may have an impact on our results of operations due to the fixed nature of many of our contracts. Over the long-term, we expect to be able to pass along a portion of these costs to our customers, as market conditions in the construction industry will allow.

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. A one percentage point increase in the interest rate on our long-term debt outstanding under the credit facility of $82.7 million as of September 30, 2022 would cause a $0.8 million pre-tax annual increase in interest expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of IES Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IES Holdings, Inc. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 6, 2022 expressed an unqualified opinion thereon.

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

Revenue recognition under certain fixed-price contracts
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
Our audit procedures included, among others, evaluating the appropriate application of the Company's revenue recognition method; testing significant assumptions used to develop the estimated costs to complete; and testing the completeness and accuracy of the underlying data. To assess the reasonableness of management's estimated costs, we performed audit procedures that included, among others, agreeing the estimates to supporting documentation; conducting interviews with project personnel or attending select project review meetings; and performing sensitivity analyses or retrospective review using historical actual costs and trends.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002
Houston, Texas
December 6, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of IES Holdings, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited IES Holdings, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IES Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and our report dated December 6, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Houston, Texas
December 6, 2022

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Information)

	September 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,848	$23,105
Accounts receivable:
Trade, net of allowance	370,726	286,707
Retainage	65,065	41,341
Inventories	96,333	68,573
Costs and estimated earnings in excess of billings	52,076	43,389
Prepaid expenses and other current assets	15,350	21,065
Total current assets	624,398	484,180
Property and equipment, net	54,426	35,454
Goodwill	92,395	92,395
Intangible assets, net	71,936	85,619
Deferred tax assets	20,519	19,009
Operating right of use assets	55,890	42,916
Other non-current assets	15,145	7,049
Total assets	$934,709	$766,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	316,950	249,114
Billings in excess of costs and estimated earnings	84,936	62,486
Total current liabilities	401,886	311,600
Long-term debt	81,628	39,746
Operating long-term lease liabilities	38,144	28,649
Other non-current liabilities	22,570	16,080
Total liabilities	544,228	396,075
Noncontrolling interest	29,193	24,594
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,341,900 and 20,762,395 outstanding, respectively	220	220
Treasury stock, at cost, 1,707,629 and 1,287,134 shares, respectively	(44,000)	(29,300)
Additional paid-in capital	201,871	201,899
Retained earnings	203,197	173,134
Total stockholders’ equity	361,288	345,953
Total liabilities and stockholders’ equity	$934,709	$766,622

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands, Except Share Information)

	Year Ended September 30,
	2022	2021	2020
Revenues	$2,166,808	$1,536,493	$1,190,856
Cost of services	1,847,878	1,248,495	962,897
Gross profit	318,930	287,998	227,959
Selling, general and administrative expenses	262,714	202,251	170,911
Goodwill impairment expense	—	—	6,976
Contingent consideration	277	211	(11)
Gain on sale of assets	(69)	(47)	—
Operating income	56,008	85,583	50,083
Interest and other (income) expense:
Interest expense	2,970	962	777
Other (income) expense, net	37	(286)	12
Income from operations before income taxes	53,001	84,907	49,294
Provision for income taxes	12,815	16,231	8,740
Net income	40,186	68,676	40,554
Net (income) loss attributable to noncontrolling interest	(5,424)	(2,018)	1,045
Comprehensive income attributable to IES Holdings, Inc.	$34,762	$66,658	$41,599

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$1.45	$3.19	$1.96
Diluted	$1.44	$3.15	$1.94

Shares used in the computation of earnings per share:
Basic	20,667,745	20,790,307	20,795,892
Diluted	20,894,625	21,086,432	21,092,410

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2019	22,049,529	$220	(884,518)	$(12,483)	$192,911	$65,600	$246,248
Issuance of share-based compensation	—	—	120,197	1,708	(1,708)	—	—
Acquisition of treasury stock	—	—	(528,563)	(13,808)	6,111	—	(7,697)
Options exercised	—	—	5,750	84	(50)	—	34
Non-cash compensation	—	—	—	—	3,323	—	3,323
Increase in noncontrolling interest	—	—	—	—	—	(194)	(194)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	41,599	41,599
BALANCE, September 30, 2020	22,049,529	$220	(1,287,134)	$(24,499)	$200,587	$107,005	$283,313
Issuance of share-based compensation	—	—	140,660	2,737	(2,737)	—	—
Acquisition of treasury stock	—	—	(170,524)	(7,538)	527	—	(7,011)
Options exercised	—	—	—	—	—	—	—
Non-cash compensation	—	—	—	—	3,522	—	3,522
Increase in noncontrolling interest	—	—	—	—	—	(315)	(315)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(214)	(214)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	66,658	66,658
BALANCE, September 30, 2021	22,049,529	$220	(1,316,998)	$(29,300)	$201,899	$173,134	$345,953
Issuance of share-based compensation	—	—	157,167	3,638	(3,638)	—	—
Acquisition of treasury stock	—	—	(556,798)	(18,556)	—	—	(18,556)
Options exercised	—	—	9,000	218	(165)	—	53
Non-cash compensation	—	—	—	—	3,775	—	3,775
Increase in noncontrolling interest	—	—	—	—	—	(4,699)	(4,699)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	34,762	34,762
BALANCE, September 30, 2022	22,049,529	$220	(1,707,629)	$(44,000)	$201,871	$203,197	$361,288

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,186	$68,676	$40,554
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	3,141	1,216	1,864
Deferred financing cost amortization	199	198	152
Depreciation and amortization	25,468	21,914	12,508
Gain on sale of assets	(69)	(47)	—
Non-cash compensation expense	3,775	3,522	3,323
Goodwill impairment expense	—	—	6,976
Deferred income tax expense (benefit)	(31)	11,724	5,122
Changes in operating assets and liabilities
Accounts receivable	(87,160)	(55,371)	(25,389)
Inventories	(27,760)	(30,517)	(2,822)
Costs and estimated earnings in excess of billings	(8,688)	(13,451)	435
Prepaid expenses and other current assets	(18,609)	(9,226)	(9,355)
Other non-current assets	(3,006)	703	510
Accounts payable and accrued expenses	67,128	30,623	20,122
Billings in excess of costs and estimated earnings	22,450	6,746	13,967
Other non-current liabilities	(762)	1,214	8,774
Net cash provided by operating activities	16,262	37,924	76,741
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,255)	(7,401)	(4,745)
Proceeds from sales of assets	219	295	104
Cash paid in conjunction with equity investments	(500)	—	—
Cash paid in conjunction with business combinations or dispositions	—	(92,463)	(28,952)
Net cash used in investing activities	(29,536)	(99,569)	(33,593)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	1,924,469	1,318,530	592,768
Repayments of debt	(1,882,148)	(1,278,204)	(592,756)
Cash paid for finance leases	(1,801)	(648)	(215)
Purchase of noncontrolling interest	—	(1,188)	—
Distribution to noncontrolling interest	(7,000)	(311)	(639)
Purchase of treasury stock	(18,556)	(7,006)	(7,697)
Issuance of shares	53	—	34
Net cash provided by (used in) financing activities	15,017	31,173	(8,505)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,743	(30,472)	34,643
CASH, CASH EQUIVALENTS, beginning of period	23,105	53,577	18,934
CASH, CASH EQUIVALENTS, end of period	$24,848	$23,105	$53,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,068	$738	$782
Cash paid for income taxes (net)	$3,953	$5,062	$323

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC.
Notes to the Consolidated Financial Statements
(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

IES Holdings, Inc. designs and installs integrated electrical and technology systems and provides infrastructure products and services to a variety of end markets, including data centers, residential housing and commercial and industrial facilities. Our operations are organized into four business segments, based upon the nature of our services:

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

Asset Impairment
During the fiscal years ended September 30, 2022 and 2021, the Company recorded no asset impairment charges. At September 30, 2020, we recorded an impairment charge of $6,976 to Goodwill related to our Commercial & Industrial segment. Please refer to Note 17, “Goodwill and Intangible Assets” for further discussion.

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

Debt Issuance Costs
Debt issuance costs are included as a reduction of our debt outstanding, or alternately classified within other non-current assets if we have no borrowings drawn on our credit facility at the balance sheet date, and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $199, $198 and $152, respectively, for the years ended 2022, 2021 and 2020. Remaining unamortized capitalized debt issuance costs were $1,031 and $656 at September 30, 2022, and 2021, respectively.

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

We recognize revenue on project contracts over time using the percentage of completion method. Project contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements can result in change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover additional costs that have not been resolved through change orders with the customer. We do not recognize revenue or margin based on change orders or claims if it is probable such revenue will be reversed. The amount of revenue associated with unapproved change orders and claims was immaterial for the years ended September 30, 2022, 2021 and 2020. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in project contracts are typically due upon completion of the contracts and acceptance by the customer. Based on our experience, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

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

Accounts Receivable and Allowance for Credit Losses
As described below under “Accounting Standards Recently Adopted”, we adopted the new accounting standard for measuring credit losses effective October 1, 2020. We record accounts receivable for all amounts billed and not collected and amounts for which we have an unconditional right to bill our customers. Additionally, we provide an allowance for credit losses based on historical company-specific uncollectable accounts, as well as current and expected market conditions. From time to time, we establish additional allowance for credit losses for financial asset balances with specific customers where collectability has been determined to be improbable based on specific facts and circumstances. Such allowances are established as deemed necessary in the period such determination is made. As is common in our industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. Our allowance for credit losses at September 30, 2022 and 2021 was $5,361 and $2,387, respectively.

Activity in our allowance for credit losses consists of the following:

	Year Ended September 30,
	2022	2021
Balance at beginning of period	$2,387	$2,613
Additions to costs and expenses, inclusive of ASU 2016-13 adoption adjustment	3,141	1,216
Deductions for uncollectible receivables written off, net of recoveries	(167)	(1,442)
Balance at end of period	$5,361	$2,387

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

We evaluate valuation allowances established for deferred tax assets for which future realization is uncertain on a quarterly basis. In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. At September 30, 2022, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient taxable income within the applicable net operating loss ("NOL") carryforward periods to realize net deferred tax assets of $20,519. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from these estimates, our results could be affected.

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

The undiscounted ultimate losses of our workers’ compensation, auto and general liability insurance reserves at September 30, 2022 and 2021, were $5,026 and $3,266, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows:

Year Ending September 30:
2023	$1,424
2024	1,085
2025	783
2026	474
2027	243
Thereafter	1,017
Total	$5,026

We elect to discount the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended September 30, 2022 and 2021, the discount rate used was 4.1 percent and 1.0 percent, respectively. The present value of all insurance reserves for the workers’ compensation, auto and general liability recorded at September 30, 2022 and 2021 was $5,042 and $3,234, respectively. Our undiscounted reserves for employee group health claims at September 30, 2022 and 2021 were $2,651 and $2,553, respectively, and are anticipated to be resolved within the year ending September 30, 2023.

We had letters of credit totaling $3,878 outstanding at September 30, 2022 to collateralize certain of our high deductible insurance obligations.

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

For the years ended September 30, 2022 and 2021, no indicators of impairments were identified, and no impairment charges were recorded. At September 30, 2020, we performed an asset impairment test for all long-lived assets within our Commercial & Industrial segment and determined no impairment charge was necessary.

Risk Concentration
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits and accounts receivable. Through delayed payment terms, we at times grant credit, usually without collateral, to our customers, who are generally large public companies, contractors and homebuilders throughout the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, specifically within the construction, homebuilding and mission critical facility markets. However, we are entitled to payment for work performed and generally have certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to manage potential credit risk. We routinely maintain cash balances in financial institutions in excess of federally insured limits. We periodically assess the financial condition of these institutions where these funds are held and believe the credit risk is minimal. We maintain the majority of our cash and cash equivalents in depository bank accounts or money market mutual funds. There can be no assurance, however, that we will not be adversely affected by credit risks we face.

No single customer accounted for more than 10% of our consolidated revenues or accounts receivable for the years ended September 30, 2022, 2021 and 2020.

Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and a loan agreement. We believe that the carrying value of financial instruments approximates their fair value due to their short-term nature. The carrying value of our debt approximates fair value, as debt incurs interest at a variable rate.

Noncontrolling Interest
In connection with our acquisitions of Edmonson Electric, LLC ("Edmonson") and Bayonet Plumbing, Heating & Air-Conditioning, LLC ("Bayonet") in fiscal 2021, NEXT Electric, LLC ("NEXT") in fiscal 2017, and STR Mechanical, LLC ("STR") in fiscal 2016, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party sellers. The interests retained by those third party sellers are identified on our Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. During the year ended September 30, 2021, we acquired the noncontrolling interest in STR for $1,188. If all of the noncontrolling interests remaining outstanding at September 30, 2022 had been redeemable at that date, the redemption amount would have been $27,204. For the year ended September 30, 2022, we recorded a decrease to Retained Earnings of $4,699 to increase the carrying amount of noncontrolling interest in NEXT and Edmonson to their redemption amounts. For the year ended September 30, 2021, we recorded a decrease to Retained Earnings of $315 to increase the carrying amount of noncontrolling interest in NEXT and STR to their redemption amounts.
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

Accounting Standards Recently Adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This update is effective for fiscal years beginning after December 15, 2020 and for interim periods within that year. Early adoption is permitted. We adopted this standard on October 1, 2021 with immaterial impact on our Consolidated Financial Statements.

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

3. CONTROLLING SHAREHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, "Tontine") is the Company's controlling stockholder, owning approximately 57 percent of the Company’s outstanding common stock based on the Form 4 filed by Tontine with the SEC on December 3, 2021 and the Company's shares outstanding as of December 2, 2022. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

Should Tontine, or its underlying individual owners, sell or otherwise dispose of all or a portion of its position in IES, a change in ownership of IES could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of the Company’s net operating loss carryforwards for federal and state income tax purposes. Furthermore, a change of control would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties and our executive severance plan.

Jeffrey L. Gendell was appointed as Chief Executive Officer of the Company effective October 1, 2020, having served as the Company's Interim Chief Executive Officer since July 31, 2020. Mr. Gendell also serves as Chairman of the Board of Directors, a position he has held since November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of our Board of Directors since February 2012, and who previously served as Interim Director of Operations from November 2017 to January 2019, as Vice Chairman of the Board from November 2016 to November 2017 and as Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until January 2018.

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

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated 2022, 2021, and 2020 revenue was derived from the following activities. See details in the following tables:

	Year Ended September 30,
	2022	2021	2020
Communications	$559,777	$445,968	$395,141
Residential
Single-family	825,505	454,449	239,140
Multi-family and Other	305,909	232,898	172,650
Total Residential	1,131,414	687,347	411,790
Infrastructure Solutions
Industrial Services	65,686	44,427	40,701
Custom Power Solutions	101,427	102,553	87,678
Total Infrastructure Solutions	167,113	146,980	128,379
Commercial & Industrial	308,504	256,198	255,546
Total Revenue	$2,166,808	$1,536,493	$1,190,856

	Year Ended September 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$367,513	$1,131,414	$159,994	$282,522	$1,941,443
Time-and-material	192,264	—	7,119	25,982	225,365
Total revenue	$559,777	$1,131,414	$167,113	$308,504	$2,166,808

	Year Ended September 30, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$327,496	$687,347	$139,532	$243,546	$1,397,921
Time-and-material	118,472	—	7,448	12,652	138,572
Total revenue	$445,968	$687,347	$146,980	$256,198	$1,536,493

	Year Ended September 30, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$309,567	$411,790	$121,922	$241,864	$1,085,143
Time-and-material	85,574	—	6,457	13,682	105,713
Total revenue	$395,141	$411,790	$128,379	$255,546	$1,190,856

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of September 30, 2022, accounts receivable included $19,296 of unbilled receivables for which we have an unconditional right to bill.

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

During the years ended September 30, 2022 and 2021, we recognized revenue of $52,683 and $47,906 related to our contract liabilities at October 1, 2021 and 2020, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the years ended September 30, 2022, 2021, or 2020.
Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At September 30, 2022, we had remaining performance obligations of $967,000. The Company expects to recognize revenue on approximately $776,897 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the year ended September 30, 2022, net revenue recognized from our performance obligations satisfied in previous periods was not material.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years			Year Ended September 30,
				2022	2021
Land	N/A			$4,569	$1,436
Buildings and improvements	5	-	20	32,477	15,445
Machinery and equipment	3	-	10	55,917	48,443
Information systems	2	-	8	8,699	8,555
Furniture and fixtures	5	-	7	2,239	1,571
				$103,901	$75,450
Less-Accumulated depreciation				(50,014)	(41,308)
Construction in progress				539	1,312
Property and equipment, net				$54,426	$35,454

Depreciation expense was $10,073, $8,090 and $6,084, respectively, for the years ended September 30, 2022, 2021 and 2020.

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

The following table reconciles the components of the basic and diluted earnings per share for the years ended September 30, 2022, 2021 and 2020:

	Year Ended September 30,
	2022	2021	2020
Numerator:
Net income attributable to IES Holdings, Inc.	$34,762	$66,658	$41,599
Increase in noncontrolling interest	(4,695)	(315)	(194)
Net income attributable to restricted shareholders of IES Holdings, Inc.	(21)	(56)	(575)
Net income attributable to common shareholders of IES Holdings, Inc.	$30,046	$66,287	$40,830

Denominator:
Weighted average common shares outstanding — basic	20,667,745	20,790,307	20,795,892
Effect of dilutive stock options and non-vested securities	226,880	296,125	296,518
Weighted average common and common equivalent shares outstanding — diluted	20,894,625	21,086,432	21,092,410

Earnings per share attributable to common shareholders of IES Holdings, Inc.:
Basic	$1.45	$3.19	$1.96
Diluted	$1.44	$3.15	$1.94

For the years ended September 30, 2022, 2021, and 2020, the average price of our common shares exceeded the exercise price of outstanding options; therefore, outstanding stock options were included in the computation of diluted earnings per share.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consist of the following:

	Year Ended September 30,
	2022	2021
Accounts payable, trade	$184,963	$136,967
Accrued compensation and benefits	75,190	61,109
Accrued insurance liabilities	7,693	5,787
Current operating lease liabilities	17,319	13,973
Other accrued expenses	31,785	31,278
	$316,950	$249,114

Other non-current assets are comprised of the following:

	Year Ended September 30,
	2022	2021
Executive Savings Plan assets	$706	$937
Securities and equity investments	2,447	10
Right of use asset - finance leases	10,246	3,927
Other	1,746	2,175
Total	$15,145	$7,049

8.  DEBT

Debt consists of the following:

	Year Ended September 30,
	2022	2021
Revolving loan (long-term debt)	$82,659	$40,339
Debt issuance costs	(1,031)	(656)
Other long-term debt	—	63
Total debt	$81,628	$39,746

At September 30, 2022, we had $82,659 of outstanding borrowings, $4,077 in outstanding letters of credit and $63,263 of availability under our revolving credit facility. All amounts outstanding under our revolving credit facility are due and payable in September 2026, upon expiration of our revolving credit facility, and all amounts described as available are available without triggering our financial covenants under the Amended Credit Agreement (as defined below).

The interest rate on outstanding borrowings under our revolving credit facility was 4.98% at September 30, 2022. For the years ended September 30, 2022, 2021 and 2020, we incurred interest expense of $2,970, $962 and $777, respectively.

The Revolving Credit Facility

On April 28, 2022 we entered into the Third Amended and Restated Credit and Security Agreement (the "Amended Credit Agreement"), which, among other things, increased the maximum borrowing amount under our revolving credit facility from $125,000 to $150,000. The Amended Credit Agreement also removed the aggregate cap on Company investments in certain securities and the cap on the Company’s ability to make stock repurchases, in each case subject to the satisfaction of certain liquidity requirements. The Amended Credit Agreement, which matures on September 30, 2026, contains customary affirmative, negative and financial covenants. As of September 30, 2022, the Company was in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

• a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement), measured quarterly on a trailing four-quarter basis at the end of each quarter, of at least 1.1 to 1.0; and

• minimum Liquidity of at least ten percent (10%) of the Maximum Revolver Amount, or $15,000; with, for purposes of this covenant, at least fifty percent (50%) of our Liquidity comprised of Excess Availability (as defined in the Amended Credit Agreement).

At September 30, 2022, our Liquidity was $88,112, our Excess Availability was $63,263 (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 1.6:1.0.

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

Current operating lease liabilities were $17,319 and $13,973, respectively, as of September 30, 2022 and 2021, and current finance lease liabilities were $2,928 and $1,033, respectively, as of September 30, 2022 and 2021. Current operating and finance lease liabilities were included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets as of September 30, 2022 and 2021. Non-current finance lease liabilities and finance lease right-of-use assets were included in the "Other non-current liabilities" and "Other non-current assets", respectively, in the Consolidated Balance Sheets.

The maturities of our lease liabilities as of September 30, 2022, are as follows:

	Operating Leases	Finance Leases	Total
2022	$17,645	$3,004	$20,649
2023	13,818	2,975	16,793
2024	10,471	2,737	13,208
2025	7,660	1,885	9,545
2026	4,487	478	4,965
Thereafter	7,764	23	7,787
Total undiscounted lease payments	$61,845	$11,102	$72,947
Less: imputed interest	6,382	962	7,344
Present value of lease liabilities	$55,463	$10,140	$65,603
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of September 30, 2022, is $4,693.

Lease cost recognized in our Consolidated Statements of Comprehensive Income is summarized as follows:

	Year Ended September 30,
	2022	2021
Operating lease cost	$16,000	$13,405
Finance lease cost
Amortization of lease assets	1,729	634
Interest on lease liabilities	269	119
Finance lease cost	1,998	753
Short-term lease cost	2,426	1,575
Variable lease cost	1,900	1,286
Total lease cost	$22,324	$17,019

Other information about lease amounts recognized in our Consolidated Financial Statements is summarized as follows:

	Year Ended September 30,
	2022	2021
Operating cash flows used for operating leases	$20,799	$15,011
Operating cash flows used for finance leases	269	119
Right-of-use assets obtained in exchange for new operating lease liabilities	31,422	24,606
Right-of-use assets obtained in exchange for new finance lease liabilities	7,950	2,962

	Year Ended September 30,
	2022	2021
Weighted-average remaining lease term - operating leases	4.8 years	5.0 years
Weighted-average remaining lease term - finance leases	3.9 years	4.2 years
Weighted-average discount rate - operating leases	4.0%	3.7%
Weighted-average discount rate - finance leases	4.7%	4.3%

For a discussion of leases with certain related parties which are included above, see Note 13, “Related-Party Transactions.”

Rent expense was $18,426, $14,980 and $14,073 for the years ended September 30, 2022, 2021 and 2020, respectively.

10.  INCOME TAXES

Federal and state income tax provisions are as follows:

	Year Ended September 30,
	2022	2021	2020
Federal:
Current	$9,401	$2	$(39)
Deferred	3	11,678	9,317
State:
Current	3,445	4,505	3,657
Deferred	(34)	46	(4,195)
Total provision for income taxes	$12,815	$16,231	$8,740

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate to income (loss) before income taxes as follows:

	Year Ended September 30,
	2022	2021	2020
Provision at the federal statutory rate	$11,130	$17,830	$10,352
Increase resulting from:
Non-deductible expenses	471	658	1,974
State income taxes, net of federal deduction	2,114	3,876	2,662
Change in valuation allowance	283	—	—
Other	427	—	261
Decrease resulting from:
Share-based compensation	(665)	(715)	(75)
Change in valuation allowance	—	(118)	(3,334)
Contingent tax liabilities	(133)	(2,898)	(1,313)
Component 2 goodwill utilization	(812)	(2,241)	(1,787)
Other	—	(161)	—
Total provision for income taxes	$12,815	$16,231	$8,740

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	Year Ended September 30,
	2022	2021
Deferred income tax assets:
Allowance for credit losses	$1,246	$541
Accrued expenses	18,645	17,134
Net operating loss carryforward	4,542	6,445
Various reserves	1,318	1,285
Equity losses in affiliate	125	210
Share-based compensation	1,142	1,079
Capital loss carryforward	82	1
Lease asset	12,534	9,634
Other	4,236	2,914
Subtotal	43,870	39,243
Less valuation allowance	875	592
Total deferred income tax assets	42,995	38,651
Deferred income tax liabilities:
Property and equipment	126	509
Intangible assets	9,044	8,765
Lease liability	12,500	9,615
Other	806	753
Total deferred income tax liabilities	22,476	19,642
Net deferred income tax assets	$20,519	$19,009

In fiscal 2022 and 2021, the valuation allowance on our deferred tax assets increased by $283 and decreased by $118, respectively, which is included in “Provision (benefit) for income taxes” in our Consolidated Statements of Comprehensive Income.

As of September 30, 2022, we had available approximately $61,034 of federal net tax operating loss carry forward for federal income tax purposes, including $55,124 from net operating losses on which no tax benefit has been recognized and has not been recorded as a deferred tax asset. This carry forward, which may provide future tax benefits, will begin to expire in 2031. As of September 30, 2022, we had available approximately $71,723 state net tax operating loss carry forwards, including $5,520 from net operating losses on which no tax benefit has been recognized and has not been recorded as a deferred tax asset. The significant majority of these carry forwards, which may provide future tax benefits, will not begin to expire until 2026. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2022, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. As a result, we have recorded a net deferred tax asset of $20,519 on our Consolidated Balance Sheets. We will continue to evaluate the appropriateness of our remaining deferred tax assets and need for valuation allowances on a quarterly basis.

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

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	Year Ended September 30,
	2022	2021
Balance at beginning of period	$21,879	$24,861
Additions for position related to current year	—	59
Additions for positions of prior years	26	20
Reduction resulting from the lapse of the applicable statutes of limitations	159	3,061
Balance at end of period	$21,746	$21,879

As of September 30, 2022 and 2021, $21,746 and $21,879, respectively, of unrecognized tax benefits would result in a decrease in the provision for income tax expense. We anticipate that approximately $172 in liabilities for unrecognized tax benefits, including accrued interest, primarily from net operating losses on which no tax benefit has been recognized, may be reversed in the next twelve months. The reversal is predominantly due to the expiration of the statutes of limitation for unrecognized tax benefits.

We had approximately $52 and $50 accrued for the payment of interest and penalties at September 30, 2022, and 2021, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

The tax years ended September 30, 2019, and forward are subject to federal audit as are tax years prior to September 30, 2019, to the extent of unutilized net operating losses generated in those years. The tax years ended September 30, 2018, and forward are subject to state audits as are tax years prior to September 30, 2018, to the extent of unutilized net operating losses generated in those years.

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

Segment information for the years ended September 30, 2022, 2021 and 2020 is as follows:

	Year Ended September 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$559,777	$1,131,414	$167,113	$308,504	$—	$2,166,808
Cost of services	490,959	928,161	138,444	290,314	—	1,847,878
Gross profit	68,818	203,253	28,669	18,190	—	318,930
Selling, general and administrative	46,717	144,100	25,129	30,557	16,211	262,714
Contingent consideration	—	277	—	—	—	277
Loss (gain) on sale of assets	12	20	(46)	(55)	—	(69)
Income (loss) from operations	$22,089	$58,856	$3,586	$(12,312)	$(16,211)	$56,008
Other data:
Depreciation and amortization expense	$1,550	$15,617	$5,575	$2,561	$165	$25,468
Capital expenditures	$2,004	$10,054	$14,729	$1,890	$578	$29,255
Total assets	$210,875	$394,757	$161,828	$114,529	$52,720	$934,709

	Year Ended September 30, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$445,968	$687,347	$146,980	$256,198	$—	$1,536,493
Cost of services	361,197	553,546	106,048	227,704	—	1,248,495
Gross profit	84,771	133,801	40,932	28,494	—	287,998
Selling, general and administrative	41,373	92,761	23,966	28,172	15,979	202,251
Contingent consideration	—	211	—	—	—	211
Loss (gain) on sale of assets	(4)	86	(10)	(92)	(27)	(47)
Income (loss) from operations	$43,402	$40,743	$16,976	$414	$(15,952)	$85,583
Other data:
Depreciation and amortization expense	$1,394	$11,490	$6,170	$2,709	$151	$21,914
Capital expenditures	$963	$2,829	$2,067	$1,453	$89	$7,401
Total assets	$164,699	$329,691	$137,628	$87,577	$47,027	$766,622

	Year Ended September 30, 2020
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$395,141	$411,790	$128,379	$255,546	$—	$1,190,856
Cost of services	317,013	318,034	93,358	234,492	—	962,897
Gross profit	78,128	93,756	35,021	21,054	—	227,959
Selling, general and administrative	37,674	63,668	20,418	32,128	17,023	170,911
Goodwill impairment expense	—	—	—	6,976	—	6,976
Contingent consideration	—	—	—	(11)	—	(11)
Loss (gain) on sale of assets	8	2	35	(45)	—	—
Income (loss) from operations	$40,446	$30,086	$14,568	$(17,994)	$(17,023)	$50,083
Other data:
Depreciation and amortization expense	$1,351	$2,276	$6,020	$2,768	$93	$12,508
Capital expenditures	$830	$1,459	$795	$1,362	$299	$4,745
Total assets	$154,808	$110,998	$124,640	$68,318	$101,764	$560,528

12. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 713,058 shares were available for issuance at September 30, 2022.

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

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, in 2019, our Board authorized the repurchase from time to time of an additional 1.0 million shares of the Company's common stock under the stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice.

We repurchased 511,600 shares of our common stock during the year ended September 30, 2022, in open market transactions at an average price of $32.02 per share.

We repurchased 124,205 shares of our common stock during the year ended September 30, 2021, in open market transactions at an average price of $44.40 per share.

In December 2022, our Board of Directors terminated our previous share repurchase program and authorized a new $40,000 share repurchase program.

Treasury Stock

During the year ended September 30, 2022, we issued 157,167 shares of common stock from treasury and repurchased 45,198 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 511,600 shares of common stock on the open market pursuant to our stock repurchase program. During the year ended September 30, 2022, we issued 9,000 unrestricted shares to satisfy the exercise of outstanding options.

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

Restricted Stock

During the years ended September 30, 2022, 2021, and 2020, we recognized $137, $145, and $2,441, respectively, in compensation expense related to our restricted stock awards. During the year ended September 30, 2020, $1,100 of the compensation expense was settled with cash. At September 30, 2022, the unamortized compensation cost related to outstanding unvested restricted stock was $23.

A summary of restricted stock awards for the years ended September 30, 2022, 2021, and 2020 is provided in the table below:

	Year Ended September 30,
	2022	2021	2020
Unvested at beginning of year	16,757	38,936	283,195
Granted	—	—	69,338
Vested	(3,118)	(8,183)	(105,000)
Forfeited	—	(13,996)	(208,597)
Unvested at end of year	13,639	16,757	38,936

The fair value of shares vesting during the years ended September 30, 2022, 2021, and 2020 was $150, $308 and $2,984, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting. The weighted average grant date fair value of unvested restricted stock at September 30, 2022 was $21.60.

All the restricted shares granted under the Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These Director PSUs are contractual rights to receive one share of the Company's common stock and are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the years ended September 30, 2022, 2021, and 2020, we recognized $386, $376, and $390, respectively, in compensation expense related to these grants.

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

As of September 30, 2021, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could have resulted in the issuance of 282,942 shares of common stock. During the year ended September 30, 2022, 10,464 Employee PSUs were forfeited and 106,964 vested, and the Company granted additional Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 150,447 shares of common stock. As of September 30, 2022, a maximum of 315,961 shares of common stock may be issued under outstanding Employee PSUs.

During the years ended September 30, 2022, 2021, and 2020 we recognized compensation expense of $3,251, $2,986, and $1,443, respectively, related to Employee PSUs. The vesting of these awards is subject to either the achievement of specified levels of cumulative net income before taxes (a performance condition) or specified stock price levels (a market condition) and continued performance of services, or based on continued performance of services through the vesting date alone. For stock awards where vesting depends on achievement of a performance condition, we record expense when we conclude it is probable that the performance condition will be met. At September 30, 2022, it is deemed probable that the portion of the awards that vest based on performance conditions will vest.

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

14. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. We recognized $4,494, $3,386, and $2,326 in matching expenses in fiscal years 2022, 2021, and 2020, respectively.

Executive Savings Plan

Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a plan year. The Human Resources and Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose. No compensation earned during the years ended September 30, 2022, 2021, or 2020 was deferred under this plan.

Multiemployer Pension Plan

The Infrastructure Solutions segment participates in a multiemployer direct benefit pension plan for employees covered under one of our collective bargaining agreements. We do not administer the plan. We do not significantly participate in this plan. As of December 31, 2021, this plan was funded at 86.51%.

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

At September 30, 2022, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Savings Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), equity securities held for sale, and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and 2021, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	September 30, 2022
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$706	$706	$—
Equity securities	1,937	1,937	—
Executive savings plan liabilities	(585)	(585)	—
Contingent consideration liability	(4,323)	—	(4,323)

	September 30, 2021
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$937	$937	$—
Executive savings plan liabilities	(806)	(806)	—
Contingent consideration liability	(4,181)	—	(4,181)

In fiscal year 2021, we entered into a contingent consideration arrangement related to the acquisition of Bayonet. At September 30, 2022, we estimated the fair value of this contingent consideration liability at $4,323. The table below presents the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair Value at September 30, 2020	$—
Acquisitions	(4,074)
Net adjustments to fair value	(107)
Fair Value at September 30, 2021	$(4,181)
Net adjustments to fair value	(142)
Fair Value at September 30, 2022	$(4,323)

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

16. INVENTORY

Inventories consist of the following components:

	September 30,
	2022	2021
Raw materials	$12,504	$5,819
Work in process	8,218	6,848
Finished goods	2,129	1,554
Parts and supplies	73,482	54,352
Total inventories	$96,333	$68,573

17. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment for the years ended September 30, 2022 and 2021:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Balance at September 30, 2020	$2,816	$16,219	$34,728	$—	$53,763
Acquisitions (Note 19)	—	35,151	3,481	—	38,632
Balance at September 30, 2021	2,816	51,370	38,209	—	92,395
Balance at September 30, 2022	$2,816	$51,370	$38,209	$—	$92,395

Based on the results of our annual goodwill impairment assessment at September 30, 2022, we concluded the fair value of each of our reporting units exceeded its book value, and therefore we recorded no impairment charges for the year ended September 30, 2022.

We have an accumulated impairment loss of $6,976 related to our Commercial & Industrial segment.

Intangible Assets

Intangible assets consist of the following:

				September 30, 2022
	Estimated Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,262	$(4,589)	$10,673
Technical library	20			400	(181)	219
Customer relationships	6	-	15	96,699	(35,662)	61,037
Non-competition arrangements	5			40	(33)	7
Backlog and construction contracts	1			4,958	(4,958)	—
Total				$117,359	$(45,423)	$71,936

				September 30, 2021
	Estimated Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,262	$(2,891)	$12,371
Technical library	20			400	(161)	239
Customer relationships	6	-	15	96,879	(24,021)	72,858
Non-competition arrangements	5			40	(25)	15
Backlog and construction contracts	1			4,957	(4,821)	136
Total				$117,538	$(31,919)	$85,619

For the years ended September 30, 2022, 2021, and 2020, amortization expense of intangible assets was $13,666, $13,191 and $6,424, respectively. Our estimated future amortization expense for years ending September 30 is as follows:

Year Ending September 30,
2023	$13,153
2024	12,810
2025	12,370
2026	12,031
2027	8,631
Thereafter	12,941
Total	$71,936

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

On June 22, 2021, the United States Department of Labor Wage and Hour Division (the “DOL”) notified IES Residential, Inc. (“IESR”), a wholly-owned subsidiary of the Company, that the DOL had commenced an administrative investigation of IESR’s compliance with laws regulating employee wage payment. The inquiry concerned record keeping with respect to certain Arizona employees who are paid on a piece rate basis. We entered into a settlement with the DOL in November 2022 resolving this matter. Costs associated with this matter, which will not have a material impact on our results of operations, have been accrued as a liability as of September 30, 2022.

In the course of performing work as a subcontractor, from time to time we may be involved in projects which are the subject of contractual disputes between the general contractor and project owner, or between us and the general contractor. In such cases, payment of amounts owed to us by the general contractor may be delayed as contractual disputes are resolved through mediation, arbitration, or litigation. Such disputes may cause us to incur legal fees and other expenses to enforce our contractual rights, and we may not prevail in recovering all amounts to which we believe we are contractually entitled. At September 30, 2022, we had an aggregate $10,451 of trade accounts receivable where payment has been delayed as a result of contractual disputes. We believe that we are contractually entitled to all of these amounts, and intend to vigorously pursue recovery. However, based on uncertainty around the timing and amount of recovery, at September 30, 2022, we have recorded a reserve of $3,095 against these receivables.

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2022 and 2021, we had $7,693 and $5,787, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of September 30, 2022 and 2021, we had $17 and $8, respectively, reserved for these claims. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2022 and 2021, $3,878 and $4,327, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of September 30, 2022, the estimated cost to complete our bonded projects was approximately $107,556. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2022, we had commitments of $9,726 outstanding under agreements to purchase copper wire and other materials over the next 12 months in the ordinary course of business.

19. BUSINESS COMBINATIONS

We completed no acquisitions in fiscal year 2022. We completed four acquisitions in fiscal year 2021 for total aggregate cash consideration of $92,463. In November 2020, we acquired both Wedlake Fabricating, Inc., a Tulsa, Oklahoma-based manufacturer of custom generator enclosures that are primarily used by data centers and large commercial and industrial facilities, and K.E.P. Electric, Inc., a Batavia, Ohio-based electrical contractor specializing in the design and installation of electrical systems for single-family housing and multi-family developments. In December 2020, we acquired an 80% interest in Bayonet Plumbing, Heating & Air-Conditioning, LLC, a Hudson, Florida-based provider of residential heating, ventilation and air conditioning ("HVAC") and plumbing installation and maintenance services. In May 2021, we acquired an 80% ownership interest in Edmonson Electric, LLC, a Land O'Lakes, Florida-based provider of residential electric, low voltage, and HVAC installation services.

Total aggregate cash consideration for these acquisitions was $92,463, of which $10,916 was paid into escrow pending discharge of the acquired companies' indebtedness under the Paycheck Protection Program ("PPP") established by the Coronavirus Aid, Relief, and Economic Security Act and implemented by the U.S. Small Business Administration. Loans made under the PPP are eligible to be forgiven if certain criteria are met. During the year ended September 30, 2021, all PPP loans were forgiven and escrow payments were distributed to the respective sellers.

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

20. SUBSEQUENT EVENTS

On October 10, 2022, we sold 100% of the membership interests of STR Mechanical, LLC and its subsidiary Technical Services II, LLC (collectively, "STR"). As a result, we expect to record a pre-tax gain of approximately $13,000 in the first fiscal quarter of 2023. The disposition of STR, which had operated as part of our Commercial & Industrial segment, will not have a material impact on our ongoing results of operations or financial position.

In December 2022, our Board of Directors terminated our previous share repurchase program and authorized a new $40,000 share repurchase program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on this assessment, our management determined that our disclosure controls and procedures were effective as of September 30, 2022.

Ernst & Young LLP (PCAOB No. 42), an independent registered public accounting firm that has audited the Company’s financial statements as of and for the three-year period ended September 30, 2022, has issued a report on their audit of management’s internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be included in Item 10 of Part III of this Annual Report on Form 10-K is incorporated by reference from the section entitled "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the sections entitled “Security Ownership of Certain Beneficial Owners and Management,” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than January 28, 2023.

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
Securities Authorized for Issuance Under Equity Plans

The following table provides information as of September 30, 2022 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 12, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements set forth in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	315,961		$—	713,058 (1)
Equity compensation plans not approved by security holders	7,000	(2)	$6.49	—
(1) Represents shares available for issuance under the Company's 2006 Equity Incentive Plan, as amended and restated effective February 9, 2016 (the "Amended Plan"). This plan provides for the granting or awarding of stock options, stock, restricted stock and other forms of equity to employees (including officers), consultants and directors of the Company. This includes 315,961 shares that may be issued pursuant to outstanding performance based phantom stock units ("PPSUs") based on achievement of performance metrics, where applicable, and otherwise assuming the target award is met.
(2) Represents shares issuable upon exercise of outstanding options granted under the Company’s 2006 Equity Incentive Plan (as amended and restated as of October 2007), which was in place prior to the Amended Plan. This includes 7,000 options with a weighted-average term of 3.46 years.

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

10.7—
Amendment No. 1 to Third Amended Restated Credit and Security Agreement, dated April 28, 2022 by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein, Wells Fargo Bank, National Association, as Administrative Agent, and Fifth Third Bank, National Association (1)

10.8 —
Sublease Agreement between Tontine Associates, L.L.C. and IES Shared Services, Inc., dated March 29, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2012)

10.9 —
First Amendment between Tontine Associates, L.L.C., IES Shared Services, Inc. and IES Management ROO, LP, dated as of March 31, 2016, to Sublease Agreement between Tontine Associates, L.L.C., and IES Shared Services, Inc., dated March 29, 2012. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

10.10 —
Second Amendment, dated as of May 1, 2019, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016, between Tontine Associates, L.L.C. and IES Management ROO, LP (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed May 6, 2019)

10.11 —
Third Amendment, dated as of November 5, 2019, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016 and May 1, 2019, between Tontine Associates, L.L.C. and IES Management ROO, LP (an exhibit to this agreement has been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of the omitted exhibit will be furnished to the SEC upon request.) (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed December 6, 2019)

10.12 —
Board Observer Letter Agreement between Tontine Associates, L.L.C. and IES Holdings, Inc., dated December 6, 2018 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed December 7, 2018)

10.13—	Term Life Insurance Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)
10.14 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) 2006 Equity Incentive Plan, as amended and restated through 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2007)

10.15 —
Form of Performance-Based Phantom Stock Unit Award Agreement under the Company’s 2006 Equity Incentive Plan, as amended and restated through 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed February 8, 2016)

10.16 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed December 28, 2015)

10.17 —
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

10.21 —
Performance-Based Phantom Cash Unit Award Agreement, dated as of June 6, 2016, by and between the Company and Mr. Santoni, under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 7, 2016)

10.22 —	Amended and Restated 2009 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

10.23 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

10.24 —	IES Holdings, Inc. Executive Severance Benefit Plan, effective April 29, 2021 (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed April 30, 2021)
10.25 —
Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016), dated February 6, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

10.26 —	IES Holdings, Inc. Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March, 5, 2019)
10.27 —	IES Holdings, Inc. Long-Term Incentive Plan Annual Grant Program (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March, 5, 2019)
10.28 —
Form of IES Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2020)

10.29 —
Form of IES Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan Phantom Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2020)

10.30 —
Form of Cumulative Income Restricted Stock Award Agreement under the Company’s 2006 Equity Incentive Plan (as of February 9, 2016), dated March 4, 2019 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

10.31 —	Long-Term Incentive Plan Annual Grant Program (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 6, 2019)
10.32 —
Compensation Letter between IES Holdings, Inc. and Mr. Jeffrey L. Gendell as Chief Executive Officer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 5, 2020)

*10.33 —
Phantom Stock Unit Award Agreement dated as of December 3, 2021, by and between the Company and Matthew Simmes (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2021).

*10.34 —
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 6, 2022.

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

Signature	Title	Date

/s/ Jeffrey L. Gendell	Chief Executive Officer and Chairman of the Board	December 6, 2022
Jeffrey L. Gendell	(Principal Executive Officer)

/s/ Tracy A. McLauchlin	Senior Vice President, Chief Financial Officer and Treasurer	December 6, 2022
Tracy A. McLauchlin	(Principal Financial Officer)

/s/ Alison M. Petersen	Vice President, Chief Accounting Officer	December 6, 2022
Alison M. Petersen	(Principal Accounting Officer)

/s/ Todd M. Cleveland	Director	December 6, 2022
Todd M. Cleveland

/s/ David B. Gendell	Director	December 6, 2022
David B. Gendell

/s/ Joe D. Koshkin	Director	December 6, 2022
Joe D. Koshkin

/s/ Elizabeth D. Leykum	Director	December 6, 2022
Elizabeth D. Leykum

/s/ Jennifer A. Baldock	Director	December 6, 2022
Jennifer A. Baldock