Form 10-Q
period 2022-12-31
IES Holdings, Inc.
filed 2023-02-03
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On January 31, 2023, there were 20,169,805 shares of common stock outstanding.

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

•liabilities under existing or potential future laws and regulations, including those related to the environment and climate change;

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

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	December 31,	September 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,245	$24,848
Accounts receivable:
Trade, net of allowance of $3,738 and $5,361, respectively	348,216	370,726
Retainage	70,348	65,065
Inventories	99,626	96,333
Costs and estimated earnings in excess of billings	44,515	52,076
Prepaid expenses and other current assets	21,392	15,350
Total current assets	589,342	624,398
Property and equipment, net	53,850	54,426
Goodwill	92,395	92,395
Intangible assets, net	66,738	71,936
Deferred tax assets	20,969	20,519
Operating right of use assets	56,728	55,890
Other non-current assets	16,794	15,145
Total assets	$896,816	$934,709
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	281,447	316,950
Billings in excess of costs and estimated earnings	95,442	84,936
Total current liabilities	376,889	401,886
Long-term debt	41,997	81,628
Operating long-term lease liabilities	38,763	38,144
Other non-current liabilities	27,883	22,570
Total liabilities	485,532	544,228
Noncontrolling interest	33,233	29,193
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,173,853 and 20,341,900 outstanding, respectively	220	220
Treasury stock, at cost, 1,875,676 and 1,707,629 shares, respectively	(49,653)	(44,000)
Additional paid-in capital	200,940	201,871
Retained earnings	226,544	203,197
Total stockholders’ equity	378,051	361,288
Total liabilities and stockholders’ equity	$896,816	$934,709

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Revenues	$574,874	$480,509
Cost of services	479,436	400,782
Gross profit	95,438	79,727
Selling, general and administrative expenses	67,768	59,402
Contingent consideration	69	69
Gain on sale of assets	(13,060)	(5)
Operating income	40,661	20,261
Interest and other (income) expense:
Interest expense	1,184	436
Other expense, net	695	765
Income from operations before income taxes	38,782	19,060
Provision for income taxes	10,028	3,981
Net income	28,754	15,079
Net income attributable to noncontrolling interest	(2,352)	(615)
Comprehensive income attributable to IES Holdings, Inc.	$26,402	$14,464

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$1.15	$0.70
Diluted	$1.14	$0.69

Shares used in the computation of earnings per share:
Basic	20,242,114	20,702,844
Diluted	20,449,035	20,958,887

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended December 31, 2022
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
BALANCE, September 30, 2022	22,049,529	$220	(1,707,629)	$(44,000)	$201,871	$203,197	$361,288
Issuances under compensation plans	—	—	71,013	1,843	(1,843)	—	—
Acquisition of treasury stock	—	—	(239,060)	(7,496)	7	—	(7,489)
Non-cash compensation	—	—	—	—	905	—	905
Increase in noncontrolling interest	—	—	—	—	—	(3,055)	(3,055)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	26,402	26,402
BALANCE, December 31, 2022	22,049,529	$220	(1,875,676)	$(49,653)	$200,940	$226,544	$378,051

	Three Months Ended December 31, 2021
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2021	22,049,529	$220	(1,316,998)	$(29,300)	$201,899	$173,134	$345,953
Issuances under compensation plans	—	—	157,167	3,637	(3,637)	—	—
Acquisition of treasury stock	—	—	(101,613)	(4,797)	—	—	(4,797)
Non-cash compensation	—	—	—	—	900	—	900
Increase in noncontrolling interest	—	—	—	—	—	(60)	(60)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	14,464	14,464
BALANCE, December 31, 2021	22,049,529	$220	(1,261,444)	$(30,460)	$199,162	$187,538	$356,460

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,754	$15,079
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	63	92
Deferred financing cost amortization	65	47
Depreciation and amortization	6,388	6,214
Gain on sale of assets	(13,060)	(5)
Non-cash compensation expense	905	900
Deferred income tax expense	533	2,195
Changes in operating assets and liabilities:
Accounts receivable	18,142	(8,173)
Inventories	(5,113)	(5,192)
Costs and estimated earnings in excess of billings	7,562	(9,140)
Prepaid expenses and other current assets	(11,766)	(5,366)
Other non-current assets	103	(1,564)
Accounts payable and accrued expenses	(29,780)	(23,169)
Billings in excess of costs and estimated earnings	10,722	3,756
Other non-current liabilities	826	(137)
Net cash provided by (used in) operating activities	14,344	(24,463)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,712)	(12,339)
Proceeds from sale of assets	19,205	84
Cash paid in conjunction with equity investments	(165)	(500)
Net cash provided by (used in) investing activities	16,328	(12,755)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	607,974	444,159
Repayments of debt	(647,639)	(415,937)
Cash paid for finance leases	(773)	(270)
Distribution to noncontrolling interest	(2,348)	(1,215)
Purchase of treasury stock	(7,489)	(4,798)
Net cash provided by (used in) financing activities	(50,275)	21,939
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,603)	(15,279)
CASH AND CASH EQUIVALENTS, beginning of period	24,848	23,105
CASH AND CASH EQUIVALENTS, end of period	$5,245	$7,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,001	$501
Cash paid for income taxes (net)	$63	$9

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

Basis of Financial Statement Preparation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of IES, our wholly-owned subsidiaries, and entities that we control due to ownership of a majority of voting interest and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the United States Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Noncontrolling Interest

In connection with our acquisitions of Edmonson Electric, LLC and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, and NEXT Electric, LLC in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third-party seller. The interests retained by those third-party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of the noncontrolling interests remaining outstanding at December 31, 2022 had been redeemable at that date, the redemption amount would have been $31,750.

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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 58 percent of the Company’s outstanding common stock based on Amendment No. 26 to the Schedule 13D filed by Tontine with the SEC on December 16, 2022 and the Company's shares outstanding as of January 31, 2023. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

The Company is party to a sublease agreement with Tontine Associates for corporate office space in Greenwich, Connecticut. In December 2022, the Company entered into an amendment of the sublease agreement, which was set to terminate on February 28, 2023, to extend the term of the agreement through August 31, 2024 and to increase the monthly payments from approximately $8 to approximately $9 effective March 1, 2023. Payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three months ended December 31, 2022 and 2021 was derived from the following activities. See details in the following tables:

	Three Months Ended December 31,
	2022	2021
Communications	$147,245	$127,389
Residential
Single-family	226,828	173,528
Multi-family and Other	91,250	68,248
Total Residential	318,078	241,776
Infrastructure Solutions
Industrial Services	20,099	14,816
Custom Power Solutions	29,185	27,280
Total Infrastructure Solutions	49,284	42,096
Commercial & Industrial	60,267	69,248
Total Revenue	$574,874	$480,509

	Three Months Ended December 31, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$87,274	$318,078	$47,546	$54,597	$507,495
Time-and-material	59,971	—	1,738	5,670	67,379
Total revenue	$147,245	$318,078	$49,284	$60,267	$574,874

	Three Months Ended December 31, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$88,422	$241,776	$40,453	$64,860	$435,511
Time-and-material	38,967	—	1,643	4,388	44,998
Total revenue	$127,389	$241,776	$42,096	$69,248	$480,509

Accounts Receivable and Allowance for Credit Losses

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of December 31, 2022, Accounts receivable included $15,135 of unbilled receivables for which we have an unconditional right to bill.

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

During the three months ended December 31, 2022 and 2021, we recognized revenue of $38,047 and $28,341 related to our contract liabilities at October 1, 2022 and 2021, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At December 31, 2022, we had remaining performance obligations of $1,011,018. The Company expects to recognize revenue on approximately $921,848 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three months ended December 31, 2022, net revenue recognized from our performance obligations satisfied in previous periods was not material.
4. DEBT

We are a party to the Third Amended and Restated Credit and Security Agreement (the "Amended Credit Agreement"), which provides for a maximum borrowing amount of $150,000 under our revolving credit facility. The Amended Credit Agreement, which matures on September 30, 2026, contains customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. As of December 31, 2022, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

At December 31, 2022 and September 30, 2022, we had $42,995 and $82,659, respectively, in borrowings outstanding under our revolving credit facility. At December 31, 2022, we also had $5,892 in outstanding letters of credit and total availability of $101,113 under our revolving credit facility without triggering the financial covenants under the Amended Credit Facility.
5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings (loss) per share for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021
Numerator:
Net income attributable to IES Holdings, Inc.	$26,402	$14,464
Increase in noncontrolling interest	(3,055)	(60)
Net income attributable to restricted stockholders of IES Holdings, Inc.	(11)	(11)
Net income attributable to common stockholders of IES Holdings, Inc.	$23,336	$14,393

Denominator:
Weighted average common shares outstanding — basic	20,242,114	20,702,844
Effect of dilutive stock options and non-vested securities	206,921	256,043
Weighted average common and common equivalent shares outstanding — diluted	20,449,035	20,958,887

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$1.15	$0.70
Diluted	$1.14	$0.69

For the three months ended December 31, 2022 and 2021, the average price of our common shares exceeded the exercise price of all of our outstanding stock options; therefore, all of our outstanding stock options and other potentially dilutive equity instruments were included in the computation of diluted earnings per share.
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

Segment information for the three months ended December 31, 2022 and 2021 is as follows:

	Three Months Ended December 31, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$147,245	$318,078	$49,284	$60,267	$—	$574,874
Cost of services	125,507	258,459	38,817	56,653	—	479,436
Gross profit	21,738	59,619	10,467	3,614	—	95,438
Selling, general and administrative	12,297	39,051	5,761	5,689	4,970	67,768
Contingent consideration	—	69	—	—	—	69
Gain on sale of assets	—	(6)	(19)	(13,035)	—	(13,060)
Operating income (loss)	$9,441	$20,505	$4,725	$10,960	$(4,970)	$40,661
Other data:
Depreciation and amortization expense	$430	$4,144	$1,354	$392	$68	$6,388
Capital expenditures	$642	$708	$639	$723	$—	$2,712
Total assets	$203,500	$395,243	$163,201	$79,548	$55,324	$896,816

	Three Months Ended December 31, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$127,389	$241,776	$42,096	$69,248	$—	$480,509
Cost of services	106,891	199,138	34,375	60,378	—	400,782
Gross profit	20,498	42,638	7,721	8,870	—	79,727
Selling, general and administrative	11,384	30,995	6,059	7,268	3,696	59,402
Contingent consideration	—	69	—	—	—	69
Loss (gain) on sale of assets	(6)	8	—	(7)	—	(5)
Operating income (loss)	$9,120	$11,566	$1,662	$1,609	$(3,696)	$20,261
Other data:
Depreciation and amortization expense	$359	$3,852	$1,343	$630	$30	$6,214
Capital expenditures	$594	$1,184	$10,316	$245	$—	$12,339
Total assets	$161,419	$338,824	$145,722	$94,157	$45,106	$785,228

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 605,313 shares were available for issuance at December 31, 2022.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and in 2019 authorized the repurchase from time to time of up to an additional 1.0 million shares under the program. In December 2022, our Board terminated the remaining authorization under this program, and approved a new $40,000 share repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 219,731 and 56,415 shares, respectively, of our common stock during the three months ended December 31, 2022 and 2021 in open market transactions at an average price of $30.97 and $46.71, respectively, per share.

Treasury Stock

During the three months ended December 31, 2022, we issued 71,013 shares of common stock from treasury stock to employees and repurchased 19,142 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. In addition, 187 restricted shares were forfeited and returned to treasury stock.

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

Restricted Stock

We granted no restricted shares to executives during the three months ended December 31, 2022. Of the awards previously granted, 13,452 shares vested and 187 shares were forfeited. During the three months ended December 31, 2022 and 2021, we recognized $25 and $36, respectively, in compensation expense related to all restricted stock awards. At December 31, 2022, we had no remaining unvested restricted shares or unamortized compensation cost related to outstanding unvested restricted stock.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are granted to the members of the Board of Directors as part of their overall compensation. The Director PSUs are contractual rights to receive one share of the Company's common stock and are paid via unrestricted stock grants to each director upon their departure from the Board of Directors, or upon a change in control. We record compensation expense for the full value of the grant on the date of grant. During the three months ended December 31, 2022 and 2021, we recognized $97 and $96, respectively, in compensation expense related to these grants.

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

As of December 31, 2022, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 368,527 shares of common stock. During the three months ended December 31, 2022, we granted 130,739 Employee PSUs, 7,160 were forfeited, and 71,013 vested. During the three months ended December 31, 2022 and 2021, we recognized $783 and $768, respectively, in compensation expense related to Employee PSU grants.

8. FAIR VALUE MEASUREMENTS

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

At December 31, 2022, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), equity securities held for sale, and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and September 30, 2022, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	December 31, 2022
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$740	$740	$—
Equity securities	1,148	1,148	—
Executive savings plan liabilities	(617)	(617)	—
Contingent consideration liability	(4,358)	—	(4,358)
Total	$(3,087)	$1,271	$(4,358)

	September 30, 2022
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$706	$706	$—
Equity securities	1,937	1,937	—
Executive savings plan liabilities	(585)	(585)	—
Contingent consideration liability	(4,323)	—	(4,323)
Total	$(2,265)	$2,058	$(4,323)

In fiscal year 2021, we entered into a contingent consideration arrangement related to the acquisition of Bayonet. At December 31, 2022, we estimated the fair value of this contingent consideration liability at $4,358. The table below presents the change in fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2022	$(4,323)
Net adjustments to fair value	(35)
Fair value at December 31, 2022	$(4,358)

9. INVENTORY

Inventories consist of the following components:

	December 31,	September 30,
	2022	2022
Raw materials	$12,822	$12,504
Work in process	8,159	8,218
Finished goods	2,335	2,129
Parts and supplies	76,310	73,482
Total inventories	$99,626	$96,333

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the carrying value of goodwill by segment at December 31, 2022, which was unchanged from September 30, 2022:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Goodwill at December 31, 2022	$2,816	$51,370	$38,209	$—	$92,395

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			December 31, 2022
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$14,621	$(4,611)	$10,010
Technical library	20			400	(186)	214
Customer relationships	6	-	15	91,426	(34,917)	56,509
Non-competition arrangements	5			40	(35)	5
Backlog and construction contracts	1			4,958	(4,958)	—
Total intangible assets				$111,445	$(44,707)	$66,738

	Estimated Useful Lives (in Years)			September 30, 2022
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,262	$(4,589)	$10,673
Technical library	20			400	(181)	219
Customer relationships	6	-	15	96,699	(35,662)	61,037
Non-competition arrangements	5			40	(33)	7
Backlog and construction contracts	1			4,958	(4,958)	—
Total intangible assets				$117,359	$(45,423)	$71,936

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
On June 22, 2021, the United States Department of Labor Wage and Hour Division (the “DOL”) notified IES Residential, Inc. (“IESR”), a wholly-owned subsidiary of the Company, that the DOL had commenced an administrative investigation of IESR’s compliance with laws regulating employee wage payment. The inquiry concerned record keeping with respect to certain Arizona employees who are paid on a piece rate basis. We entered into a settlement with the DOL in November 2022, resolving this matter. Costs associated with this matter, which did not have a material impact on our results of operations, were accrued as a liability as of September 30, 2022.
In the course of performing work as a subcontractor, from time to time we may be involved in projects which are the subject of contractual disputes between the general contractor and project owner, or between us and the general contractor. In such cases, payment of amounts owed to us by the general contractor may be delayed as contractual disputes are resolved through mediation, arbitration, or litigation. Such disputes may cause us to incur legal fees and other expenses to enforce our contractual rights, and we may not prevail in recovering all amounts to which we believe we are contractually entitled. At September 30, 2022, we had an aggregate $10,451 of trade accounts receivable where payment had been delayed as a result of contractual disputes and against which we had recorded a reserve of $3,095. During the quarter ended December 31, 2022, we collected $5,140 related to these receivables. We believe that we are contractually entitled to the remaining amounts owed to us, and intend to vigorously pursue recovery. At December 31, 2022, the remaining book value of receivables and retainage related to these contractual disputes, net of associated reserves, was $2,389.

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2022 and September 30, 2022, we had $7,695 and $7,693, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2022 and September 30, 2022, $5,693 and $3,878, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of December 31, 2022, the estimated cost to complete our bonded projects was approximately $77,855. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

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

From time to time we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2022, we had commitments of $6,936 outstanding under agreements to purchase copper wire and other materials over the next 12 months in the ordinary course of business.
12. LEASES

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

Current operating and finance lease liabilities of $17,495 and $3,663, respectively, as of December 31, 2022, and $17,319 and $2,928, respectively, as of September 30, 2022, were included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheets. Non-current finance lease liabilities and finance lease right-of-use assets were included in the “Other non-current liabilities” and “Other non-current assets”, respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of December 31, 2022 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2023	$13,802	$2,829	$16,631
2024	15,272	3,744	19,016
2025	11,906	3,503	15,409
2026	8,619	2,601	11,220
2027	5,379	1,061	6,440
Thereafter	7,935	37	7,972
Total undiscounted lease payments	$62,913	$13,775	$76,688
Less: imputed interest	6,655	1,340	7,995
Present value of lease liabilities	$56,258	$12,435	$68,693
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of December 31, 2022 is $2,104.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended
	December 31, 2022	December 31, 2021
Operating lease cost	$4,926	$3,287
Finance lease cost
Amortization of lease assets	675	176
Interest on lease liabilities	150	33
Finance lease cost	825	209
Short-term lease cost	589	330
Variable lease cost	413	321
Total lease cost	$6,753	$4,147

Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is summarized as follows:

	Three Months Ended
	December 31, 2022	December 31, 2021
Operating cash flows used for operating leases	$5,951	$4,240
Operating cash flows used for finance leases	150	47
Right-of-use assets obtained in exchange for new operating lease liabilities	6,319	6,982
Right-of-use assets obtained in exchange for new finance lease liabilities	2,944	1,092

	December 31, 2022	September 30, 2022
Weighted-average remaining lease term - operating leases	4.7 years	4.8 years
Weighted-average remaining lease term - finance leases	3.9 years	3.9 years
Weighted-average discount rate - operating leases	4.3%	4.0%
Weighted-average discount rate - finance leases	5.3%	4.7%

13. BUSINESS COMBINATIONS AND DIVESTITURES

We completed no acquisitions during the three months ended December 31, 2022 or during the year ended September 30, 2022.

On October 7, 2022, we sold 100% of the membership interests of STR Mechanical, LLC and its subsidiary Technical Services II, LLC (collectively, “STR”). As a result, we recognized a preliminary pre-tax gain of $12,978, which was included in “Gain on sale of assets” within our Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2022. The final purchase price for STR is subject to customary working capital true-up adjustments, expected to be finalized in the second fiscal quarter of 2023 and which may result in an adjustment to the preliminary gain on sale. The disposition of STR, which had operated as part of our Commercial & Industrial segment, will not have a material impact on our ongoing results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Part II, Item 8. “Financial Statements and Supplementary Data” as set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Part I, Item 1. “Business” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, designs and installs integrated electrical and technology systems and provides infrastructure products and services to a variety of end markets, including data centers, residential housing, and commercial and industrial facilities. Our operations are organized into four business segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial.

Current Market and Operating Conditions

The Federal Reserve raised the target federal funds rate throughout calendar year 2022, and has announced an expectation that it will continue to raise the target rate into calendar year 2023. This has resulted in higher mortgage rates, which when combined with elevated materials and labor costs, have had a substantial impact on the affordability of housing. There continue to be several trends, such as rising household formation and population growth in our key markets, that we expect will drive long-term demand for our services in the single-family housing market. However, going into calendar year 2023, we do expect decreased housing affordability to cause a near-term decrease in demand for our services in this market. Within the various other end markets we serve, our customers' capital budgets for new construction projects may be impacted by broader economic, technological or other factors.

In recent years, the COVID-19 pandemic and its impact on markets, the supply chain and the labor force influenced trends affecting our business. While commodity prices for some of the materials we procure have become less volatile, procurement and the supply chain remain areas of focus for us. We have also experienced, and may continue to experience, workforce disruptions related to exposure to, or illness from, COVID-19, resulting in production inefficiencies and delays, higher overtime costs, and the need to outsource activities or use more expensive contract labor. An inability to procure materials in a timely manner, to complete work on schedule, and to reflect higher materials or labor costs in our pricing to customers has had, and could continue to have, a significant impact on our operating results.

Please refer to Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 for further information.

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

	Three Months Ended December 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$574,874	100.0%	$480,509	100.0%
Cost of services	479,436	83.4	400,782	83.4
Gross profit	95,438	16.6	79,727	16.6
Selling, general and administrative expenses	67,768	11.8	59,402	12.4
Contingent consideration	69	—	69	—
Gain on sale of assets	(13,060)	(2.3)	(5)	—
Operating income	40,661	7.1	20,261	4.2
Interest and other expense, net	1,879	0.3	1,201	0.2
Income from operations before income taxes	38,782	6.7	19,060	4.0
Provision for income taxes	10,028	1.7	3,981	0.8
Net income	28,754	5.0	15,079	3.1
Net income attributable to noncontrolling interest	(2,352)	(0.4)	(615)	(0.1)
Net income attributable to IES Holdings, Inc.	$26,402	4.6%	$14,464	3.0%

Consolidated revenues for the three months ended December 31, 2022, were $94.4 million higher than for the three months ended December 31, 2021, an increase of 19.6%, with increases at our Communications, Residential and Infrastructure Solutions operating segments, slightly offset by a decrease at our Commercial & Industrial segment. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the three months ended December 31, 2022 increased $15.7 million compared to the three months ended December 31, 2021. Our overall gross profit percentage was 16.6% during the three months ended December 31, 2022, consistent with our overall gross profit percentage for the three months ended December 31, 2021. Gross profit as a percentage of revenue increased at our Residential and Infrastructure Solutions operating segments, while decreasing at our Communications and Commercial & Industrial operating segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended December 31, 2022, our selling, general and administrative expenses were $67.8 million, an increase of $8.4 million, or 14.1%, over the three months ended December 31, 2021, driven largely by increased personnel costs at our Residential operating segment in connection with its growth, including higher incentive compensation at the division level as a result of higher earnings. Selling, general and administrative expense as a percent of revenue decreased from 12.4% for the three months ended December 31, 2021 to 11.8% for the three months ended December 31, 2022, as we benefited from the increased scale of our operations.

Communications

	Three Months Ended December 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$147,245	100.0%	$127,389	100.0%
Cost of services	125,507	85.2	106,891	83.9
Gross profit	21,738	14.8	20,498	16.1
Selling, general and administrative expenses	12,297	8.4	11,384	8.9
Gain on sale of assets	—	—	(6)	—
Operating income	$9,441	6.4%	$9,120	7.2%

Revenues. Our Communications segment’s revenues increased by $19.9 million during the three months ended December 31, 2022, or 15.6%, compared to the three months ended December 31, 2021. The increase primarily resulted from increased demand from our data center and high-tech manufacturing customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2022 increased by $1.2 million compared to the three months ended December 31, 2021. Gross profit as a percentage of revenue decreased from 16.1% to 14.8%. During the three months ended December 31, 2022, the benefit of increased revenue was offset by an increase in operating costs, as we continued to invest in hiring and training personnel in support of our growth initiatives. In addition, we experienced more competitive pricing conditions in certain of our end markets during the three months ended December 31, 2022.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $0.9 million, or 8.0%, during the three months ended December 31, 2022, compared to the three months ended December 31, 2021. The increase is primarily a result of higher wages in an increasingly competitive labor market, as well as increased headcount in support of our growth initiatives. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 8.4% during the three months ended December 31, 2022, compared to 8.9% for the three months ended December 31, 2021, as we have benefited from the scale of our operations.

Residential

	Three Months Ended December 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$318,078	100.0%	$241,776	100.0%
Cost of services	258,459	81.3	199,138	82.4
Gross profit	59,619	18.7	42,638	17.6
Selling, general and administrative expenses	39,051	12.3	30,995	12.8
Contingent consideration	69	—	69	—
Loss (gain) on sale of assets	(6)	—	8	—
Operating income	$20,505	6.4%	$11,566	4.8%

Revenues. Our Residential segment’s revenues increased by $76.3 million, or 31.6%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase was driven by the impact of price increases in connection with higher materials costs and continued strong demand, particularly in the multi-family and Florida single-family markets. Single-family revenues increased by $53.3 million and multi-family and other revenues increased $23.0 million, respectively, for the three months ended December 31, 2022 compared to the prior period.

Gross Profit. During the three months ended December 31, 2022, our Residential segment's gross profit increased by $17.0 million, or 39.8%, compared to the three months ended December 31, 2021. The increase in gross profit was driven primarily by increased activity, as well as the impact of price increases. Gross profit as a percentage of revenue increased to 18.7% during the three months ended December 31, 2022, from 17.6% for the three months ended December 31, 2021, as prior year gross margins were negatively impacted by higher labor and material costs, which were not offset by increased pricing until later in fiscal year 2022.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $8.1 million, or 26.0%, during the three months ended December 31, 2022, compared to the three months ended December 31, 2021.

The increase was driven by higher personnel cost in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenue in the Residential segment decreased to 12.3% during the three months ended December 31, 2022, compared to 12.8% in the three months ended December 31, 2021, as we benefited from the scale of our operations.

Infrastructure Solutions

	Three Months Ended June 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$49,284	100.0%	$42,096	100.0%
Cost of services	38,817	78.8	34,375	81.7
Gross profit	10,467	21.2	7,721	18.3
Selling, general and administrative expenses	5,761	11.7	6,059	14.4
Gain on sale of assets	(19)	—	—	—
Operating income	$4,725	9.6%	$1,662	3.9%

Revenues. Revenues in our Infrastructure Solutions segment increased $7.2 million during the three months ended December 31, 2022, an increase of 17.1% compared to the three months ended December 31, 2021 driven primarily by continued strong demand in our generator enclosures business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended December 31, 2022 increased $2.7 million as compared to the three months ended December 31, 2021. Gross profit for the three months ended December 31, 2021 was negatively affected by the impact of supply chain disruptions, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the relocation of our Tulsa, Oklahoma operation to a new, larger facility in order to accommodate increased demand for our generator enclosure products. Gross profit as a percentage of revenue increased from 18.3% to 21.2%.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended December 31, 2022 decreased $0.3 million when compared to the three months ended December 31, 2021, primarily as a result of a decrease in medical claims cost. Selling, general and administrative expenses as a percent of revenue decreased from 14.4% to 11.7%.

Commercial & Industrial

	Three Months Ended December 31,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$60,267	100.0%	$69,248	100.0%
Cost of services	56,653	94.0	60,378	87.2
Gross profit	3,614	6.0	8,870	12.8
Selling, general and administrative expenses	5,689	9.4	7,268	10.5
Gain on sale of assets	(13,035)	(21.6)	(7)	—
Operating income	$10,960	18.2%	$1,609	2.3%

Revenues. Revenues in our Commercial & Industrial segment decreased $9.0 million, or 13.0%, during the three months ended December 31, 2022, compared to the three months ended December 31, 2021. STR Mechanical, LLC (“STR”), which we sold at the beginning of the quarter ended December 31, 2022, contributed revenue of $4.9 million for the quarter ended December 31, 2021. The markets in which we operate remain highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2022, decreased by $5.3 million, as compared to the three months ended December 31, 2021. Gross profit as a percentage of revenue decreased from 12.8% for the quarter ended December 31, 2021 to 6.0% for the quarter ended December 31, 2022 as a result of continuing operating challenges at one branch that incurred significant losses during fiscal 2022 and into fiscal year 2023. We continue to limit the size and duration of projects bid at this branch.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2022 decreased $1.6 million, or 21.7%, compared to the three months ended December

31, 2021. The decrease was driven primarily by a reduction in headcount. Selling, general and administrative expenses as a percentage of revenue decreased from 10.5% to 9.4% for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Gain on sale of assets. In October 2022, we sold STR, and recorded a pretax gain on sale of $13.0 million.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended December 31,
	2022	2021
	(In thousands)
Interest expense	$1,119	$389
Deferred financing charges	65	47
Total interest expense	1,184	436
Other expense, net	695	765
Total interest and other expense, net	$1,879	$1,201

During the three months ended December 31, 2022, we incurred interest expense of $1.2 million primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $5.4 million under our revolving credit facility and an average unused line of credit balance of $80.7 million. This compares to interest expense of $0.4 million for the three months ended December 31, 2021, primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $4.9 million under our revolving credit facility and an average unused line of credit balance of $42.9 million. The increase in interest expense in the three months ended December 31, 2022 compared to the three months ended December 31, 2021 was a result of higher borrowing rates.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $10.0 million for the three months ended December 31, 2022, compared to income tax expense of $4.0 million for the three months ended December 31, 2021, driven by increased pretax income. For the three months ended December 31, 2022 and 2021, our income tax expense was partly offset by benefits of $0.2 million and $0.9 million, respectively, related to the vesting of stock-based compensation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our Condensed Consolidated Financial Statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. For a discussion of our significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Some of the more significant estimates include revenue recognition, business combinations, valuation allowance for deferred tax assets and income taxes.

There have been no significant changes to our accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG

Remaining performance obligations represent the unrecognized revenue value of our contractual commitments. While backlog is not a defined term under GAAP, it is a common measurement used in our industry, and we believe it improves our ability to forecast future results and identify operating trends that may not otherwise be apparent. Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Additionally, electrical installation services for single-

family housing at our Residential segment are completed on a short-term basis and are therefore excluded from backlog. The table below summarizes our remaining performance obligations and backlog:

	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Remaining performance obligations	$1,011	$967	$894	$835
Agreements without an enforceable obligation (1)	316	319	314	247
Backlog	$1,327	$1,286	$1,208	$1,082
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.
WORKING CAPITAL

During the three months ended December 31, 2022, working capital exclusive of cash increased by $9.5 million from September 30, 2022, reflecting a $15.5 million decrease in current assets excluding cash and a $25.0 million decrease in current liabilities during the period.

During the three months ended December 31, 2022, our current assets exclusive of cash decreased to $584.1 million, as compared to $599.6 million as of September 30, 2022. A seasonal decrease in business activity, as well as the collection of $5.1 million of aged receivables related to prior year contractual disputes, drove a $22.5 million decrease in trade accounts receivable. Days sales outstanding decreased slightly from 58 at September 30, 2022 to 57 at December 31, 2022. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value. The decrease in trade accounts receivable was partly offset by a $6.0 million increase in prepaid expenses and other current assets as a result of timing of our annual insurance renewal.

During the three months ended December 31, 2022, our total current liabilities decreased by $25.0 million to $376.9 million, compared to $401.9 million as of September 30, 2022, driven by a seasonal decrease in business activity, as well as the remittance of all remaining payroll taxes deferred under the CARES Act.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2022, the estimated cost to complete our bonded projects was approximately $77.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

We are a party to the Third Amended and Restated Credit and Security Agreement (the "Amended Credit Agreement"), which provides for a maximum borrowing amount of $150 million. The Amended Credit Agreement contains customary affirmative, negative and financial covenants and events of default.

Borrowings under the Amended Credit Agreement may not exceed a Borrowing Base, as defined in the Amended Credit Agreement, that is determined monthly based on available collateral, primarily certain accounts receivables, inventories, and equipment. Amounts outstanding bear interest at a per annum rate equal to the Daily Three Month Secured Overnight Financing Rate ("SOFR"), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

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

As of December 31, 2022, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
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

At December 31, 2022, our Liquidity was $106.4 million, our Excess Availability was $101.1 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 1.9:1.0.

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

At December 31, 2022, we had $5.9 million in outstanding letters of credit and outstanding borrowings of $43.0 million under our revolving credit facility.

Operating Activities

Our cash flow from operations is not only influenced by cyclicality, demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to the seasonality that we experience in many regions of the country; however, a seasonal decline in working capital may be offset by needs associated with higher growth or acquisitions. Currently, our working capital needs are higher than they have been historically, as a result of growth of our business, elevated commodity prices, and the steps taken to mitigate the impact of supply chain disruptions.

Operating activities provided net cash of $14.3 million during the three months ended December 31, 2022, as compared to $24.5 million of net cash used in the three months ended December 31, 2021. The increase in operating cash flow resulted from increased earnings and a reduction in cash used in working capital during the three months ended December 31, 2022 as compared with the three months ended December 31, 2021.

Investing Activities

Net cash provided by investing activities was $16.3 million for the three months ended December 31, 2022, compared to $12.8 million used in the three months ended December 31, 2021. During the three months ended December 31, 2022, the sale of assets, including the sale of STR, provided cash of had $19.2 million, which was partially offset by $2.7 million used for capital expenditures. During the three months ended December 31, 2021, we used $12.3 million for capital expenditures primarily related to the acquisition of a new operating facility for our Wedlake business, as well as an additional facility to support the growth of our Residential business in Florida.

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2022 was $50.3 million, compared to $21.9 million provided by financing activities for the three months ended December 31, 2021. Net cash used in financing activities for the three months ended December 31, 2022 included net repayments on our credit facility of $39.7 million and $7.5 million used for repurchases of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation. Additionally, we distributed $2.3 million to noncontrolling interests under operating agreements in connection with certain acquisitions. Net cash provided by financing activities for the three months ended December 31, 2021 included net borrowings on our credit facility of $28.2 million, partly offset by $4.8 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and in 2019 authorized the repurchase from time to time of up to an additional 1.0 million shares under the program. In December 2022, our Board terminated the remaining authorization under this program, and approved a new $40.0 million share repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 219,731 shares pursuant to our repurchase programs during the three months ended December 31, 2022.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2022, we had commitments of $6.9 million outstanding under agreements to purchase copper wire and other materials over the next 12 months in the ordinary course of business. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices. We are also exposed to interest rate risk with respect to our outstanding borrowings under our revolving credit facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and our risk factors in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. A one percentage point increase in the interest rate on our long-term debt outstanding under the credit facility of $43.0 million as of December 31, 2022 would cause a $0.4 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
October 1, 2022 – October 31, 2022	124,305	$29.73	124,020	234,000	N/A
November 1, 2022 – November 30, 2022	21,613	$32.82	21,613	212,387	N/A
December 1, 2022 – December 31, 2022	92,955	$33.13	74,098	N/A	$37,739,873
Total	238,873	$31.33	219,731	N/A	$37,739,873
(1)    The total number of shares purchased includes shares purchased pursuant to the program described in footnote (2) below.
(2)    In 2015, our Board authorized a stock repurchase program for the purchase of up to 1.5 million shares of the Company’s common stock from time to time, and in 2019 authorized the repurchase from time to time of up to an additional 1.0 million shares under the program. In December 2022, our Board terminated the existing program, and authorized a new $40 million share repurchase program.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2023.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)