Form 10-Q
period 2023-03-31
IES Holdings, Inc.
filed 2023-05-10
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2 Riverway, Suite 1730, Houston, Texas 77056
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 5, 2023, there were 20,171,287 shares of common stock outstanding.

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

•the impact of the coronavirus disease ("COVID-19") pandemic or any future epidemics or pandemics on our business, including the potential for new or continued job site closures or work stoppages, supply chain disruptions, delays in awarding new project bids, construction delays, reduced demand for our services, delays in our ability to collect from our customers, the impact of third party vaccine mandates on employee recruiting and retention, or illness of management or other employees;

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

•the possibility that certain tax benefits of our net operating losses may be restricted or reduced as a result of a change in ownership or a decrease in the federal tax rate;

•the recognition of tax benefits related to uncertain tax positions and the potential for disagreements with taxing authorities with regard to tax positions we have adopted;

•the potential recognition of valuation allowances or write-downs on deferred tax assets;

•limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures, complete acquisitions, and service our debt;

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

•the relatively low trading volume of our common stock, which may make it difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares;

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

•the cost or effort required for our shareholders to bring certain claims or actions against us, resulting from our designation of the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings;

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	March 31,	September 30,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,129	$24,848
Accounts receivable:
Trade, net of allowance of $3,757 and $5,361, respectively	330,643	370,726
Retainage	73,965	65,065
Inventories	106,311	96,333
Costs and estimated earnings in excess of billings	47,956	52,076
Prepaid expenses and other current assets	17,930	15,350
Total current assets	591,934	624,398
Property and equipment, net	55,073	54,426
Goodwill	92,395	92,395
Intangible assets, net	63,592	71,936
Deferred tax assets	15,438	20,519
Operating right of use assets	54,206	55,890
Other non-current assets	16,450	15,145
Total assets	$889,088	$934,709
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	278,138	316,950
Billings in excess of costs and estimated earnings	94,829	84,936
Total current liabilities	372,967	401,886
Long-term debt	14,173	81,628
Operating long-term lease liabilities	36,684	38,144
Other non-current liabilities	30,920	22,570
Total liabilities	454,744	544,228
Noncontrolling interest	36,593	29,193
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,171,521 and 20,341,900 outstanding, respectively	220	220
Treasury stock, at cost, 1,878,008 and 1,707,629 shares, respectively	(49,751)	(44,000)
Additional paid-in capital	201,958	201,871
Retained earnings	245,324	203,197
Total stockholders’ equity	397,751	361,288
Total liabilities and stockholders’ equity	$889,088	$934,709

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$568,881	$501,593
Cost of services	467,955	443,086
Gross profit	100,926	58,507
Selling, general and administrative expenses	69,349	63,430
Contingent consideration	69	69
Gain on sale of assets	(102)	(68)
Operating income (loss)	31,610	(4,924)
Interest and other (income) expense:
Interest expense	1,049	543
Other income, net	(1,768)	(124)
Income (loss) from operations before income taxes	32,329	(5,343)
Provision for (benefit from) income taxes	8,157	(1,293)
Net income (loss)	24,172	(4,050)
Net income attributable to noncontrolling interest	(2,621)	(1,362)
Comprehensive income (loss) attributable to IES Holdings, Inc.	$21,551	$(5,412)

Earnings (loss) per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.93	$(0.30)
Diluted	$0.92	$(0.30)

Shares used in the computation of earnings (loss) per share:
Basic	20,170,824	20,772,426
Diluted	20,387,796	20,772,426

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Six Months Ended March 31,
	2023	2022
Revenues	$1,143,755	$982,102
Cost of services	947,391	843,868
Gross profit	196,364	138,234
Selling, general and administrative expenses	137,117	122,832
Contingent consideration	138	138
Gain on sale of assets	(13,162)	(73)
Operating income	72,271	15,337
Interest and other (income) expense:
Interest expense	2,233	979
Other (income) expense, net	(1,073)	641
Income from operations before income taxes	71,111	13,717
Provision for income taxes	18,185	2,688
Net income	52,926	11,029
Net income attributable to noncontrolling interest	(4,973)	(1,977)
Comprehensive income attributable to IES Holdings, Inc.	$47,953	$9,052

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$2.08	$0.39
Diluted	$2.06	$0.38

Shares used in the computation of earnings per share:
Basic	20,206,814	20,737,253
Diluted	20,414,492	21,139,429

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
BALANCE, December 31, 2022	22,049,529	$220	(1,875,676)	$(49,653)	$200,940	$226,544	$378,051
Acquisition of treasury stock	—	—	(4,332)	(151)	3	—	(148)
Option exercised	—	—	2,000	53	(39)	—	14
Non-cash compensation	—	—	—	—	1,054	—	1,054
Increase in noncontrolling interest	—	—	—	—	—	(2,771)	(2,771)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	21,551	21,551
BALANCE, March 31, 2023	22,049,529	$220	(1,878,008)	$(49,751)	$201,958	$245,324	$397,751

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, December 31, 2021	22,049,529	$220	(1,261,444)	$(30,460)	$199,162	$187,538	$356,460
Acquisition of treasury stock	—	—	(2,587)	(127)	—	—	(127)
Non-cash compensation	—	—	—	—	997	—	997
Increase in noncontrolling interest	—	—	—	—	—	(870)	(870)
Net loss attributable to IES Holdings, Inc.	—	—	—	—	—	(5,412)	(5,412)
BALANCE, March 31, 2022	22,049,529	$220	(1,264,031)	$(30,587)	$200,159	$181,256	$351,048

	Six Months Ended March 31, 2023
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2022	22,049,529	$220	(1,707,629)	$(44,000)	$201,871	$203,197	$361,288
Issuances under compensation plans	—	—	71,013	1,843	(1,843)	—	—
Acquisition of treasury stock	—	—	(243,392)	(7,647)	10	—	(7,637)
Options exercised	—	—	2,000	53	(39)	—	14
Non-cash compensation	—	—	—	—	1,959	—	1,959
Increase in noncontrolling interest	—	—	—	—	—	(5,826)	(5,826)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	47,953	47,953
BALANCE, March 31, 2023	22,049,529	$220	(1,878,008)	$(49,751)	$201,958	$245,324	$397,751

	Six Months Ended March 31, 2022
	Common Stock		Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid -In Capital
BALANCE, September 30, 2021	22,049,529	$220	(1,316,998)	$(29,300)	$201,899	$173,134	$345,953
Issuances under compensation plans	—	—	157,167	3,638	(3,638)	—	—
Acquisition of treasury stock	—	—	(104,200)	(4,925)	—	—	(4,925)
Non-cash compensation	—	—	—	—	1,898	—	1,898
Increase in noncontrolling interest	—	—	—	—	—	(930)	(930)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	9,052	9,052
BALANCE, March 31, 2022	22,049,529	$220	(1,264,031)	$(30,587)	$200,159	$181,256	$351,048

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,926	$11,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	330	92
Deferred financing cost amortization	132	88
Depreciation and amortization	13,252	12,370
Gain on sale of assets	(13,162)	(73)
Non-cash compensation expense	1,956	1,898
Deferred income tax expense	6,955	1,931
Changes in operating assets and liabilities:
Accounts receivable	35,660	(22,830)
Inventories	(11,798)	(17,325)
Costs and estimated earnings in excess of billings	4,120	(12,128)
Prepaid expenses and other current assets	(11,672)	(3,795)
Other non-current assets	1,728	(1,968)
Accounts payable and accrued expenses	(30,454)	26,911
Billings in excess of costs and estimated earnings	10,109	1,134
Other non-current liabilities	(23)	(242)
Net cash provided by (used in) operating activities	60,059	(2,908)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,677)	(21,627)
Proceeds from sale of assets	19,124	199
Cash paid in conjunction with equity investments	(165)	(500)
Net cash provided by (used in) investing activities	12,282	(21,928)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	1,162,971	872,609
Repayments of debt	(1,230,519)	(842,727)
Cash paid for finance leases	(1,617)	(603)
Distribution to noncontrolling interest	(5,272)	(3,344)
Purchase of treasury stock	(7,637)	(4,925)
Options exercised	14	—
Net cash provided by (used in) financing activities	(82,060)	21,010
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,719)	(3,826)
CASH AND CASH EQUIVALENTS, beginning of period	24,848	23,105
CASH AND CASH EQUIVALENTS, end of period	$15,129	$19,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,765	$949
Cash paid for income taxes (net)	$4,660	$2,142

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

Noncontrolling Interest

In connection with our acquisitions of Edmonson Electric, LLC and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, and NEXT Electric, LLC in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third-party seller. The interests retained by those third-party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of the noncontrolling interests remaining outstanding at March 31, 2023 had been redeemable at that date, the redemption amount would have been $36,593.

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

Other (Income) Expense, Net

Other (Income) Expense, Net includes primarily unrealized gains or losses on equity securities, including those related to our Executive Deferred Compensation Plan. These securities are recorded at fair value (Level 1) at the end of each reporting period. Please refer to Note 8 - Fair Value Measurements for further information.

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 58 percent of the Company’s outstanding common stock based on Amendment No. 26 to the Schedule 13D filed by Tontine with the SEC on December 16, 2022 and the Company's shares outstanding as of May 5, 2023. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three and six months ended March 31, 2023 and 2022 was derived from the following activities. See details in the following tables:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Communications	$141,120	$130,639	$288,365	$258,028
Residential
Single-family	211,426	192,368	438,254	365,896
Multi-family and Other	94,686	68,038	185,936	136,286
Total Residential	306,112	260,406	624,190	502,182
Infrastructure Solutions
Industrial Services	11,562	15,837	22,516	30,653
Custom Power Solutions	41,054	25,896	79,384	53,176
Total Infrastructure Solutions	52,616	41,733	101,900	83,829
Commercial & Industrial	69,033	68,815	$129,300	$138,063
Total Revenue	$568,881	$501,593	$1,143,755	$982,102

	Three Months Ended March 31, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$92,392	$306,112	$50,951	$62,954	$512,409
Time-and-material	48,728	—	1,665	6,079	56,472
Total revenue	$141,120	$306,112	$52,616	$69,033	$568,881

	Three Months Ended March 31, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$85,722	$260,406	$39,924	$64,346	$450,398
Time-and-material	44,917	—	1,809	4,469	51,195
Total revenue	$130,639	$260,406	$41,733	$68,815	$501,593

	Six Months Ended March 31, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$179,666	$624,190	$98,497	$117,551	$1,019,904
Time-and-material	108,699	—	3,403	11,749	123,851
Total revenue	$288,365	$624,190	$101,900	$129,300	$1,143,755

	Six Months Ended March 31, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$174,144	$502,182	$80,377	$129,206	$885,909
Time-and-material	83,884	—	3,452	8,857	96,193
Total revenue	$258,028	$502,182	$83,829	$138,063	$982,102

Accounts Receivable and Allowance for Credit Losses

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of March 31, 2023, Accounts receivable included $11,608 of unbilled receivables for which we have an unconditional right to bill.

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

During the six months ended March 31, 2023 and 2022, we recognized revenue of $52,350 and $45,115 related to our contract liabilities at October 1, 2022 and 2021, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At March 31, 2023, we had remaining performance obligations of $1,012,111. The Company expects to recognize revenue on approximately $833,212 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three and six months ended March 31, 2023, net revenue recognized from our performance obligations satisfied in previous periods was not material.
4. DEBT

We are a party to the Third Amended and Restated Credit and Security Agreement (the "Amended Credit Agreement"), which provides for a maximum borrowing amount of $150,000 under our revolving credit facility. The Amended Credit Agreement, which matures on September 30, 2026, contains customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. As of March 31, 2023, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

At March 31, 2023 and September 30, 2022, we had $15,111 and $82,659, respectively, in borrowings outstanding under our revolving credit facility. At March 31, 2023, we also had $4,366 in outstanding letters of credit and total availability of $127,834 under our revolving credit facility without triggering the financial covenants under the Amended Credit Facility.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings (loss) per share for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to IES Holdings, Inc.	$21,551	$(5,412)
Increase in noncontrolling interest	(2,771)	(870)
Net income attributable to restricted stockholders of IES Holdings, Inc.	—	—
Net income (loss) attributable to common stockholders of IES Holdings, Inc.	$18,780	$(6,282)

Denominator:
Weighted average common shares outstanding — basic	20,170,824	20,772,426
Effect of dilutive stock options and non-vested securities	216,972	—
Weighted average common and common equivalent shares outstanding — diluted	20,387,796	20,772,426

Earnings (loss) per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.93	$(0.30)
Diluted	$0.92	$(0.30)

	Six Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to IES Holdings, Inc.	$47,953	$9,052
Increase in noncontrolling interest	(5,826)	(930)
Net income attributable to restricted stockholders of IES Holdings, Inc.	(10)	(6)
Net income attributable to common stockholders of IES Holdings, Inc.	$42,117	$8,116

Denominator:
Weighted average common shares outstanding — basic	20,206,814	20,737,253
Effect of dilutive stock options and non-vested securities	207,678	402,176
Weighted average common and common equivalent shares outstanding — diluted	20,414,492	21,139,429

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$2.08	$0.39
Diluted	$2.06	$0.38
For the three and six months ended March 31, 2023 and the six months ended March 31, 2022, the average price of our common shares exceeded the exercise price of all of our outstanding stock options; therefore, all of our outstanding stock options were included in the computation of diluted earnings per share. For the three months ended March 31, 2023 and the six months ended March 31, 2022, all potentially dilutive unvested performance awards were included in the calculation of diluted earnings per share. For the six months ended March 31, 2023, the computation of diluted earnings per share excluded certain unvested performance awards as the inclusion of such instruments would have been anti-dilutive. For the three months ended March 31, 2022, the computation of diluted loss per share excluded our outstanding stock options and unvested performance awards as the inclusion of such instruments would have had an anti-dilutive impact on the Company's loss per share.

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

Segment information for the three and six months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$141,120	$306,112	$52,616	$69,033	$—	$568,881
Cost of services	115,957	251,281	38,421	62,296	—	467,955
Gross profit	25,163	54,831	14,195	6,737	—	100,926
Selling, general and administrative	13,386	37,999	5,990	6,400	5,574	69,349
Contingent consideration	—	69	—	—	—	69
Gain on sale of assets	(3)	—	—	(99)	—	(102)
Operating income (loss)	$11,780	$16,763	$8,205	$436	$(5,574)	$31,610
Other data:
Depreciation and amortization expense	$502	$4,557	$1,326	$412	$67	$6,864
Capital expenditures	$480	$2,379	$560	$546	$—	$3,965
Total assets	$188,937	$389,946	$173,621	$87,721	$48,863	$889,088

	Three Months Ended March 31, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$130,639	$260,406	$41,733	$68,815	$—	$501,593
Cost of services	119,518	214,862	34,672	74,034	—	443,086
Gross profit (loss)	11,121	45,544	7,061	(5,219)	—	58,507
Selling, general and administrative	10,978	33,576	6,391	8,448	4,037	63,430
Contingent consideration	—	69	—	—	—	69
Gain on sale of assets	(7)	—	(28)	(33)	—	(68)
Operating income (loss)	$150	$11,899	$698	$(13,634)	$(4,037)	$(4,924)
Other data:
Depreciation and amortization expense	$362	$3,721	$1,385	$647	$41	$6,156
Capital expenditures	$750	$6,707	$823	$840	$168	$9,288
Total assets	$171,929	$363,921	$150,276	$99,262	$45,851	$831,239

	Six Months Ended March 31, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$288,365	$624,190	$101,900	$129,300	$—	$1,143,755
Cost of services	241,464	509,740	77,238	118,949	—	947,391
Gross profit	46,901	114,450	24,662	10,351	—	196,364
Selling, general and administrative	25,683	77,050	11,751	12,089	10,544	137,117
Contingent consideration	—	138	—	—	—	138
Gain on sale of assets	(3)	(6)	(19)	(13,134)	—	(13,162)
Operating income (loss)	$21,221	$37,268	$12,930	$11,396	$(10,544)	$72,271
Other data:
Depreciation and amortization expense	$932	$8,701	$2,680	$804	$135	$13,252
Capital expenditures	$1,122	$3,087	$1,199	$1,269	$—	$6,677
Total assets	$188,937	$389,946	$173,621	$87,721	$48,863	$889,088

	Six Months Ended March 31, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$258,028	$502,182	$83,829	$138,063	$—	$982,102
Cost of services	226,408	414,000	69,048	134,412	—	843,868
Gross profit	31,620	88,182	14,781	3,651	—	138,234
Selling, general and administrative	22,363	64,571	12,449	15,716	7,733	122,832
Contingent consideration	—	138	—	—	—	138
Loss (gain) on sale of assets	(13)	8	(28)	(40)	—	(73)
Operating income (loss)	$9,270	$23,465	$2,360	$(12,025)	$(7,733)	$15,337
Other data:
Depreciation and amortization expense	$721	$7,573	$2,728	$1,277	$71	$12,370
Capital expenditures	$1,344	$7,891	$11,139	$1,085	$168	$21,627
Total assets	$171,929	$363,921	$150,276	$99,262	$45,851	$831,239

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 608,610 shares were available for issuance at March 31, 2023.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and in 2019 authorized the repurchase from time to time of up to an additional 1.0 million shares under the program. In December 2022, our Board terminated the remaining authorization under this program, and approved a new $40,000 share repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 4,048 and 223,779 shares, respectively, of our common stock during the three and six months ended March 31, 2023 in open market transactions at an average price of $34.97 and $31.05, respectively, per share. During the three and six months ended March 31, 2022, we repurchased 2,587 and 59,002 shares, respectively, of our common stock in open market transactions at an average price of $49.00 and $46.81, respectively, per share.

Treasury Stock

During the six months ended March 31, 2023, we issued 71,013 shares of common stock from treasury stock to employees and repurchased 19,347 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. In addition, 266 restricted shares were forfeited and returned to treasury stock. During the six months ended March 31, 2023, we issued 2,000 unrestricted shares to satisfy the exercise of outstanding options.

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

Restricted Stock

We granted no restricted shares to executives during the six months ended March 31, 2023. Of the awards previously granted, 13,373 shares vested and 266 shares were forfeited. We did not recognize any compensation expense related to restricted stock awards during the three months ended March 31, 2023, and during the three months ended March 31, 2022 we recognized $36 in compensation expense related to restricted stock awards. During the six months ended March 31, 2023 and 2022, we recognized $25 and $71, respectively, in compensation expense related to restricted stock awards. At March 31, 2023, we had no remaining unvested restricted shares or unamortized compensation cost related to outstanding unvested restricted stock.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are granted to the members of the Board of Directors as part of their overall compensation. The Director PSUs are contractual rights to receive one share of the Company's common stock and are paid via unrestricted stock grants to each director upon their departure from the Board of Directors, or upon a change in control. We record compensation expense for the full value of the grant on the date of grant. We recognized compensation expense related to these grants of $94 and $96 during the three months ended March 31, 2023 and 2022, respectively, and $190 and $193 during the six months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 362,802 shares of common stock. During the six months ended March 31, 2023, we granted 130,739 Employee PSUs, 12,885 were forfeited, and 71,013 vested. During the three months ended March 31, 2023 and 2022, we recognized $958 and $864, respectively, in compensation expense related to Employee PSU grants. During the six months ended March 31, 2023 and 2022, we recognized $1,740 and $1,632, respectively, in compensation expense related to Employee PSU grants.

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

At March 31, 2023, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), equity securities held for sale, and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and September 30, 2022, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	March 31, 2023
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$783	$783	$—
Equity securities	288	288	—
Executive savings plan liabilities	(658)	(658)	—
Contingent consideration liability	(4,394)	—	(4,394)
Total	$(3,981)	$413	$(4,394)

	September 30, 2022
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$706	$706	$—
Equity securities	1,937	1,937	—
Executive savings plan liabilities	(585)	(585)	—
Contingent consideration liability	(4,323)	—	(4,323)
Total	$(2,265)	$2,058	$(4,323)

In fiscal year 2021, we entered into a contingent consideration arrangement related to the acquisition of Bayonet. At March 31, 2023, we estimated the fair value of this contingent consideration liability at $4,394. The table below presents the change in fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2022	$(4,323)
Net adjustments to fair value	(71)
Fair value at March 31, 2023	$(4,394)

9. INVENTORY

Inventories consist of the following components:

	March 31,	September 30,
	2023	2022
Raw materials	$13,356	$12,504
Work in process	11,795	8,218
Finished goods	2,325	2,129
Parts and supplies	78,835	73,482
Total inventories	$106,311	$96,333

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the carrying value of goodwill by segment at March 31, 2023, which was unchanged from September 30, 2022:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Goodwill at March 31, 2023	$2,816	$51,370	$38,209	$—	$92,395

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			March 31, 2023
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$14,621	$(5,014)	$9,607
Technical library	20			400	(191)	209
Customer relationships	6	-	15	91,426	(37,653)	53,773
Non-competition arrangements	5			40	(37)	3
Backlog and construction contracts	1			4,958	(4,958)	—
Total intangible assets				$111,445	$(47,853)	$63,592

	Estimated Useful Lives (in Years)			September 30, 2022
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,262	$(4,589)	$10,673
Technical library	20			400	(181)	219
Customer relationships	6	-	15	96,699	(35,662)	61,037
Non-competition arrangements	5			40	(33)	7
Backlog and construction contracts	1			4,958	(4,958)	—
Total intangible assets				$117,359	$(45,423)	$71,936

11. COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. We maintain various insurance coverages to minimize financial risk associated with these proceedings. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows. With respect to all such proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We expense routine legal costs related to these proceedings as they are incurred.

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

In the course of performing work as a subcontractor, from time to time we may be involved in projects which are the subject of contractual disputes between the general contractor and project owner, or between us and the general contractor. In such cases, payment of amounts owed to us by the general contractor may be delayed as contractual disputes are resolved through mediation, arbitration, or litigation. Such disputes may cause us to incur legal fees and other expenses to enforce our contractual rights, and we may not prevail in recovering all amounts to which we believe we are contractually entitled. At September 30, 2022, we had an aggregate $10,451 of trade accounts receivable where payment had been delayed as a result of contractual disputes and against which we had recorded a reserve of $3,095. During the six months ended March 31, 2023, we collected $5,140 related to these receivables. We believe that we are contractually entitled to the remaining amounts owed to us, and intend to vigorously pursue recovery. At March 31, 2023, the remaining book value of receivables and retainage related to these contractual disputes, net of associated reserves, was $1,893.

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2023 and September 30, 2022, we had $7,632 and $7,693, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2023 and September 30, 2022, $4,166 and $3,878, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of March 31, 2023, the estimated cost to complete our bonded projects was approximately $129,521. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2023, we had commitments of $6,029 outstanding under agreements to purchase copper wire and other materials over the next 12 months in the ordinary course of business.
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

Current operating and finance lease liabilities of $17,227 and $4,040, respectively, as of March 31, 2023, and $17,319 and $2,928, respectively, as of September 30, 2022, were included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheets. Non-current finance lease liabilities and finance lease right-of-use assets were included in the “Other non-current liabilities” and “Other non-current assets”, respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of March 31, 2023 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2023	$13,524	$3,169	$16,693
2024	15,081	4,180	19,261
2025	11,570	3,832	15,402
2026	8,064	2,659	10,723
2027	4,742	982	5,724
Thereafter	7,290	10	7,300
Total undiscounted lease payments	$60,271	$14,832	$75,103
Less: imputed interest	6,360	1,751	8,111
Present value of lease liabilities	$53,911	$13,081	$66,992
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of March 31, 2023 is $4,704.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended			Six Months Ended
	March 31, 2023	March 31, 2022		March 31, 2023	March 31, 2022
Operating lease cost	$4,407	$4,157	$0	$9,333	$8,160
Finance lease cost
Amortization of lease assets	1,011	332		1,686	603
Interest on lease liabilities	216	56		366	104
Finance lease cost	1,227	388		2,052	707
Short-term lease cost	513	491		1,102	776
Variable lease cost	661	485		1,074	957
Total lease cost	$6,808	$5,521		$13,561	$10,600

Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Operating cash flows used for operating leases	$5,867	$5,111	$11,818	$9,351
Operating cash flows used for finance leases	216	56	366	104
Right-of-use assets obtained in exchange for new operating lease liabilities	2,872	3,984	9,191	11,499
Right-of-use assets obtained in exchange for new finance lease liabilities	1,882	1,328	4,826	2,582

	March 31, 2023	September 30, 2022
Weighted-average remaining lease term - operating leases	4.6 years	4.8 years
Weighted-average remaining lease term - finance leases	3.8 years	3.9 years
Weighted-average discount rate - operating leases	4.1%	4.0%
Weighted-average discount rate - finance leases	4.6%	4.7%

13. BUSINESS COMBINATIONS AND DIVESTITURES

We completed no acquisitions during the six months ended March 31, 2023 or during the year ended September 30, 2022.

On October 7, 2022, we sold 100% of the membership interests of STR Mechanical, LLC and its subsidiary Technical Services II, LLC (collectively, “STR”). As a result, we recognized a pre-tax gain of $13,045, which was included in “Gain on sale of assets” within our Condensed Consolidated Statements of Comprehensive Income for the six months ended March 31, 2023. The disposition of STR, which had operated as part of our Commercial & Industrial segment, will not have a material impact on our ongoing results of operations or financial position.

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

Current Market and Operating Conditions

The Federal Reserve raised the target federal funds rate throughout calendar year 2022 and in the first quarter of calendar year 2023, and has announced an expectation that it will continue to raise the target rate later in calendar year 2023. This has resulted in higher mortgage rates, which when combined with elevated materials and labor costs, have had a substantial impact on the affordability of housing. There continue to be several trends, such as rising household formation and population growth in our key markets, that we expect will drive long-term demand for our services in the single-family housing market. However, as calendar year 2023 progresses, we do expect decreased housing affordability to cause a near-term decrease in demand for our services in this market. Within the various other end markets we serve, our customers' capital budgets for new construction projects may be impacted by broader economic, technological or other factors.

In recent years, the COVID-19 pandemic and its impact on markets, the supply chain and the labor force influenced trends affecting our business. While commodity prices for some of the materials we procure have become less volatile, procurement and the supply chain remain areas of focus for us. We have also experienced in the past, and may again experience in the future, workforce disruptions related to exposure to, or illness from, COVID-19, resulting in production inefficiencies and delays, higher overtime costs, and the need to outsource activities or use more expensive contract labor. An inability to procure materials in a timely manner, to complete work on schedule, and to reflect higher materials or labor costs in our pricing to customers has had, and could continue to have, a significant impact on our operating results.

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

	Three Months Ended March 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$568,881	100.0%	$501,593	100.0%
Cost of services	467,955	82.3	443,086	88.3
Gross profit	100,926	17.7	58,507	11.7
Selling, general and administrative expenses	69,349	12.2	63,430	12.6
Contingent consideration	69	—	69	—
Gain on sale of assets	(102)	—	(68)	—
Operating income (loss)	31,610	5.6	(4,924)	(1.0)
Interest and other (income) expense, net	(719)	(0.1)	419	0.1
Income (loss) from operations before income taxes	32,329	5.7	(5,343)	(1.1)
Provision for (benefit from) income taxes	8,157	1.4	(1,293)	(0.3)
Net income (loss)	24,172	4.2	(4,050)	(0.8)
Net income attributable to noncontrolling interest	(2,621)	(0.5)	(1,362)	(0.3)
Net income (loss) attributable to IES Holdings, Inc.	$21,551	3.8%	$(5,412)	(1.1)%

Consolidated revenues for the three months ended March 31, 2023, were $67.3 million higher than for the three months ended March 31, 2022, an increase of 13.4%, with increases at all four of our operating segments, driven by strong demand across our end markets. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the three months ended March 31, 2023 increased $42.4 million compared to the three months ended March 31, 2022. Our overall gross profit percentage was 17.7% during the three months ended March 31, 2023, as compared to 11.7% during the three months ended March 31, 2022. Gross profit as a percentage of revenue increased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended March 31, 2023, our selling, general and administrative expenses were $69.3 million, an increase of $5.9 million, or 9.3%, over the three months ended March 31, 2022, driven largely by increased personnel costs at our Residential and Communications operating segments in connection with their growth, including higher incentive compensation at the division level as a result of higher earnings. Selling, general and administrative expenses as a percent of revenue decreased from 12.6% for the three months ended March 31, 2022 to 12.2% for the three months ended March 31, 2023, as we benefited from the increased scale of our operations.

	Six Months Ended March 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,143,755	100.0%	$982,102	100.0%
Cost of services	947,391	82.8	843,868	85.9
Gross profit	196,364	17.2	138,234	14.1
Selling, general and administrative expenses	137,117	12.0	122,832	12.5
Contingent consideration	138	—	138	—
Gain on sale of assets	(13,162)	(1.2)	(73)	—
Operating income	72,271	6.3	15,337	1.6
Interest and other expense, net	1,160	0.1	1,620	0.2
Income from operations before income taxes	71,111	6.2	13,717	1.4
Provision for income taxes	18,185	1.6	2,688	0.3
Net income	52,926	4.6	11,029	1.1
Net income attributable to noncontrolling interest	(4,973)	(0.4)	(1,977)	(0.2)
Net income attributable to IES Holdings, Inc.	$47,953	4.2%	$9,052	0.9%
Consolidated revenues for the six months ended March 31, 2023, were $161.7 million higher than for the six months ended March 31, 2022, an increase of 16.5%, with increases at our Communications, Residential and Infrastructure Solutions operating segments, slightly offset by a decrease at our Commercial & Industrial segment. See further discussion below of changes in revenues for our individual segments.

Our overall gross profit percentage increased to 17.2% during the six months ended March 31, 2023, as compared to 14.1% during the six months ended March 31, 2022. Gross profit as a percentage of revenue increased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

During the six months ended March 31, 2023, our selling, general and administrative expenses were $137.1 million, an increase of $14.3 million, or 11.6%, over the six months ended March 31, 2022, driven by increased personnel costs, primarily at our Residential operating segment in connection with its growth, including higher incentive compensation at the division level as a result of higher earnings. Selling, general and administrative expenses as a percent of revenue decreased from 12.5% for the six months ended March 31, 2022, to 12.0% for the six months ended March 31, 2023, as we benefited from the increased scale of our operations.

Gain on sale of assets. Our results for the six months ended March 31, 2023 include a pretax gain on sale of $13.0 million from the sale of STR Mechanical, LLC (“STR”) on October 7, 2022. STR previously operated as part of our Commercial & Industrial segment.

Communications

	Three Months Ended March 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$141,120	100.0%	$130,639	100.0%
Cost of services	115,957	82.2	119,518	91.5
Gross profit	25,163	17.8	11,121	8.5
Selling, general and administrative expenses	13,386	9.5	10,978	8.4
Gain on sale of assets	(3)	—	(7)	—
Operating income	$11,780	8.3%	$150	0.1%

Revenues. Our Communications segment’s revenues increased by $10.5 million during the three months ended March 31, 2023, or 8.0%, compared to the three months ended March 31, 2022. The increase primarily resulted from increased demand from our data center and high-tech manufacturing customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2023 increased by $14.0 million compared to the three months ended March 31, 2022. Gross profit as a percentage of revenue increased from 8.5% to 17.8%. During the three months ended March 31, 2022,we expanded our offerings to our data center customers into a new, adjacent service area. As a result of execution issues in this new area, we recorded $9.3 million of losses in the quarter ended March 31, 2022. Although these projects continued to negatively impact our results throughout fiscal 2022, we have since completed all such projects, and are no longer working in this service area.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $2.4 million, or 21.9%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase is primarily a result of higher personnel cost as we invest in an organizational structure that will enhance the scalability of our business, as well as higher wages in an increasingly competitive labor market. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 9.5% during the three months ended March 31, 2023, compared to 8.4% for the three months ended March 31, 2022.

	Six Months Ended March 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$288,365	100.0%	$258,028	100.0%
Cost of services	241,464	83.7	226,408	87.7
Gross profit	46,901	16.3	31,620	12.3
Selling, general and administrative expenses	25,683	8.9	22,363	8.7
Gain on sale of assets	(3)	—	(13)	—
Operating income	$21,221	7.4%	$9,270	3.6%

Revenues. Our Communications segment's revenues increased by $30.3 million during the six months ended March 31, 2023, or 11.8%, compared to the six months ended March 31, 2022. The increase primarily resulted from increased demand from our data center and high-tech manufacturing customers.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2023 increased $15.3 million, or 48.3%, as compared to the six months ended March 31, 2022. Gross profit as a percentage of revenue increased from 12.3% to 16.3%. The increase primarily reflects the impact of certain project losses on gross profit in the six months ended March 31, 2022, as discussed above.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $3.3 million, or 14.8%, during the six months ended March 31, 2023, compared to the six months ended March 31, 2022. The increase is a result of higher personnel cost as we invest in an organizational structure that will enhance the scalability of our business, as well as higher wages in an increasingly competitive labor market. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased from 8.7% during the six months ended March 31, 2022 to 8.9% during the six months ended March 31, 2023.

Residential

	Three Months Ended March 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$306,112	100.0%	$260,406	100.0%
Cost of services	251,281	82.1	214,862	82.5
Gross profit	54,831	17.9	45,544	17.5
Selling, general and administrative expenses	37,999	12.4	33,576	12.9
Contingent consideration	69	—	69	—
Operating income	$16,763	5.5%	$11,899	4.6%

Revenues. Our Residential segment’s revenues increased by $45.7 million, or 17.6%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was driven by the impact of price increases in connection with higher materials costs and continued strong demand, particularly in the multi-family and Florida single-family markets. Single-family revenues increased by $19.1 million and multi-family and other revenues increased $26.6 million for the three months ended March 31, 2023 compared to the prior year period.

Gross Profit. During the three months ended March 31, 2023, our Residential segment's gross profit increased by $9.3 million, or 20.4%, compared to the three months ended March 31, 2022. The increase in gross profit was driven primarily by increased activity, as well as the impact of price increases. Gross profit as a percentage of revenue increased to 17.9% during the three months ended March 31, 2023, from 17.5% for the three months ended March 31, 2022, as prior year gross margins were negatively impacted by higher labor and material costs, but improved incrementally throughout fiscal year 2022 as pricing actions were implemented.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $4.4 million, or 13.2%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was driven by higher personnel costs in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenue in the Residential segment decreased to 12.4% during the three months ended March 31, 2023, compared to 12.9% in the three months ended March 31, 2022, as we benefited from the scale of our operations.

	Six Months Ended March 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$624,190	100.0%	$502,182	100.0%
Cost of services	509,740	81.7	414,000	82.4
Gross profit	114,450	18.3	88,182	17.6
Selling, general and administrative expenses	77,050	12.3	64,571	12.9
Contingent consideration	138	—	138	—
(Gain) loss on sale of assets	(6)	—	8	—
Operating income	$37,268	6.0%	$23,465	4.7%

Revenues. Our Residential segment's revenues increased by $122.0 million, or 24.3%, during the six months ended March 31, 2023, compared to the six months ended March 31, 2022. The increase was driven by the impact of price increases in connection with higher materials costs and continued strong demand, particularly in the multi-family and Florida single-family markets. Revenue in our single-family business increased by $72.4 million and multi-family and other revenue increased by $49.7 million for the six months ended March 31, 2023 compared to the prior year period.

Gross Profit. During the six months ended March 31, 2023, our Residential segment's gross profit increased by $26.3 million, or 29.8%, as compared to the six months ended March 31, 2022. The increase in gross profit was driven primarily by increased activity, as well as the impact of price increases. Gross margin as a percentage of revenue increased to 18.3% during the six months ended March 31, 2023, from 17.6% during the six months ended March 31, 2022, as prior year gross margins were negatively impacted by higher labor and material costs, but improved incrementally throughout fiscal year 2022 as pricing actions were implemented.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $12.5 million, or 19.3%, during the six months ended March 31, 2023, compared to the six months ended March 31, 2022. The increase was driven by higher personnel costs in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenue in the Residential segment decreased to 12.3% during the six months ended March 31, 2023, from 12.9% during the six months ended March 31, 2022, as we benefited from the increased scale of our operations.

Infrastructure Solutions

	Three Months Ended March 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$52,616	100.0%	$41,733	100.0%
Cost of services	38,421	73.0	34,672	83.1
Gross profit	14,195	27.0	7,061	16.9
Selling, general and administrative expenses	5,990	11.4	6,391	15.3
Gain on sale of assets	—	—	(28)	(0.1)
Operating income	$8,205	15.6%	$698	1.7%

Revenues. Revenues in our Infrastructure Solutions segment increased $10.9 million during the three months ended March 31, 2023, an increase of 26.1% compared to the three months ended March 31, 2022, driven primarily by continued strong demand in our generator enclosures business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended March 31, 2023 increased $7.1 million as compared to the three months ended March 31, 2022. Gross profit for the three months ended March 31, 2022 was negatively affected by the impact of supply chain disruptions, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the relocation of our Tulsa, Oklahoma operation to a new, larger facility in order to accommodate increased demand for our generator enclosure products. Gross profit as a percentage of revenue increased from 16.9% to 27.0%.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended March 31, 2023 decreased $0.4 million when compared to the three months ended March 31, 2022, primarily as a result of a decrease in medical claims cost. Selling, general and administrative expenses as a percent of revenue decreased from 15.3% to 11.4% as we benefited from the scale of our operations.

	Six Months Ended March 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$101,900	100.0%	$83,829	100.0%
Cost of services	77,238	75.8	69,048	82.4
Gross profit	24,662	24.2	14,781	17.6
Selling, general and administrative expenses	11,751	11.5	12,449	14.9
Gain on sale of assets	(19)	—	(28)	—
Operating income	$12,930	12.7%	$2,360	2.8%

Revenues. Revenues in our Infrastructure Solutions segment increased $18.1 million, or 21.6%, during the six months ended March 31, 2023 compared to the six months ended March 31, 2022. The increase in revenue was driven primarily by increased demand at our generator enclosure business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the six months ended March 31, 2023 increased $9.9 million as compared to the six months ended March 31, 2022. Gross profit for the six months ended March 31, 2022 was negatively impacted by supply chain disruptions in our generator enclosure business, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the relocation of the Wedlake business to a new, larger facility as discussed above. Gross profit as a percentage of revenues increased to 24.2% for the six months ended March 31, 2023 compared to 17.6% for the six months ended March 31, 2022.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the six months ended March 31, 2023 decreased $0.7 million compared to the six months ended March 31, 2022, primarily as a result of a decrease in medical claims costs. Selling, general and administrative expenses as a percentage of revenue decreased from 14.9% for the six months ended March 31, 2022 to 11.5% for the six months ended March 31, 2023, as we benefited from the scale of our operations.

Commercial & Industrial

	Three Months Ended March 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$69,033	100.0%	$68,815	100.0%
Cost of services	62,296	90.2	74,034	107.6
Gross profit (loss)	6,737	9.8	(5,219)	(7.6)
Selling, general and administrative expenses	6,400	9.3	8,448	12.3
Gain on sale of assets	(99)	(0.1)	(33)	—
Operating income (loss)	$436	0.6%	$(13,634)	(19.8)%

Revenues. Revenues in our Commercial & Industrial segment increased $0.2 million, or 0.3%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. STR, which we sold on October 7, 2022, contributed revenue of $4.3 million for the quarter ended March 31, 2022. The markets in which we operate remain highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2023, increased by $12.0 million, as compared to the three months ended March 31, 2022. Gross profit as a percentage of revenue increased from (7.6)% for the quarter ended March 31, 2022 to 9.8% for the quarter ended March 31, 2023. Our results for the quarter ended March 31, 2022 were impacted by losses recorded on two projects at one of our Commercial & Industrial branches. The first was a large contract experiencing execution issues, for which we recorded expense of $10.4 million including the accrual of estimated costs to complete the project, including demolition, purchase of replacement materials, and performance of rework. The second project experienced a reduction to gross profit of $1.8 million during the quarter ended March 31, 2022 caused by a delay in receiving materials from a supplier. We continue to limit the size and duration of projects bid at this branch.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2023 decreased $2.0 million, or 24.2%, compared to the three months ended March 31, 2022. The decrease was driven by a reduction in headcount, as well as the sale of STR. Selling, general and administrative expenses as a percentage of revenue decreased from 12.3% to 9.3% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

	Six Months Ended March 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$129,300	100.0%	$138,063	100.0%
Cost of services	118,949	92.0	134,412	97.4
Gross profit	10,351	8.0	3,651	2.6
Selling, general and administrative expenses	12,089	9.3	15,716	11.4
Gain on sale of assets	(13,134)	(10.2)	(40)	—
Operating income (loss)	$11,396	8.8%	$(12,025)	(8.7)%

Revenues. Revenues in our Commercial & Industrial segment decreased $8.8 million during the six months ended March 31, 2023, or 6.3%, compared to the six months ended March 31, 2022, primarily as a result of the sale of STR. STR contributed revenue of $9.2 million for the six months ended March 31, 2022.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2023 increased by $6.7 million, or 183.5%, compared to the six months ended March 31, 2022. Gross profit for the six months ended March 31, 2022 was negatively impacted by the losses recorded on the two projects discussed above. Gross profit as a percentage of revenue increased from 2.6% for the six months ended March 31, 2022 to 8.0% for the six months ended March 31, 2023.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2023 decreased $3.6 million, or 23.1%, compared to the six months ended March 31, 2022. The decrease was driven primarily by reduced headcount, the sale of STR, and a reduction in legal reserves recorded in the six months ended March 31, 2023 as compared with the six months ended March 31, 2022. Selling, general and administrative expenses as a percentage of revenue decreased from 11.4% for the six months ended March 31, 2022 to 9.3% for the six months ended March 31, 2023.

Gain on sale of assets. As discussed above, in October 2022, we sold STR and recorded a pretax gain on sale of $13.0 million.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Interest expense	$982	$502
Deferred financing charges	67	41
Total interest expense	1,049	543
Other income, net	(1,768)	(124)
Total interest and other (income) expense, net	$(719)	$419

During the three months ended March 31, 2023, we incurred interest expense of $1.0 million primarily comprised of interest expense from our revolving credit facility, which had an average outstanding balance of $43.5 million, in addition to fees on an average letter of credit balance of $5.0 million under our revolving credit facility and an average unused line of credit balance of $106.6 million. This compares to interest expense of $0.5 million for the three months ended March 31, 2022, primarily comprised of interest expense from our revolving credit facility, which had an average outstanding balance of $78.5 million, in addition to fees on an average letter of credit balance of $5.0 million under our revolving credit facility and an average unused line of credit balance of $46.1 million. The increase in interest expense in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was a result of higher borrowing rates, partly offset by a decrease in average outstanding borrowings under our revolving credit facility.

The improvement in other (income) expense, net for the three months ended March 31, 2023 as compared with March 31, 2022 is primarily the result of gains on investments in equity securities of $1.7 million during the three months ended March 31, 2023, compared with losses of $0.2 million during the three months ended March 31, 2022.

	Six Months Ended March 31,
	2023	2022
	(In thousands)
Interest expense	$2,101	$891
Deferred financing charges	132	88
Total interest expense	2,233	979
Other (income) expense, net	(1,073)	641
Total interest and other expense, net	$1,160	$1,620

During the six months ended March 31, 2023, we incurred interest expense of $2.2 million primarily comprised of interest expense from our revolving credit facility, which had an average outstanding balance of $52.4 million, in addition to fees on an average letter of credit balance of $5.2 million under our revolving credit facility and an average unused line of credit balance of $93.5 million. This compares to interest expense of $1.0 million for the six months ended March 31, 2022, primarily comprised of interest expense from our revolving credit facility, which had an average outstanding balance of $68.7 million, in addition to fees on an average letter of credit balance of $4.9 million under our revolving credit facility and an average unused line of credit balance of $44.5 million. The increase in interest expense in the six months ended March 31, 2023 compared to the six months ended March 31, 2022 was a result of higher borrowing rates, partly offset by a decrease in average outstanding borrowings under our revolving credit facility.

The improvement in other (income) expense, net for the six months ended March 31, 2023 as compared with March 31, 2022 is primarily the result of gains on investments in equity securities of $0.9 million in the six months ended March 31, 2023, compared to unrealized losses on investments in equity securities of $0.6 million in the six months ended March 31, 2022.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $8.2 million for the three months ended March 31, 2023, compared to an income tax benefit of $1.3 million for the three months ended March 31, 2022, driven by reporting pretax income in the three months ended March 31, 2023 compared to a pretax loss in the prior year period.

We recorded income tax expense of $18.2 million for the six months ended March 31, 2023, compared to income tax expense of $2.7 million for the six months ended March 31, 2022, driven by increased pretax income. Income tax expense for the six months ended March 31, 2023 and 2022 included a benefit of $0.2 million and $0.8 million, respectively, related to the vesting of stock-based compensation.

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

REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG

Remaining performance obligations represent the unrecognized revenue value of our contractual commitments. While backlog is not a defined term under GAAP, it is a common measurement used in our industry, and we believe it improves our ability to forecast future results and identify operating trends that may not otherwise be apparent. Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Additionally, electrical installation services for single-family housing at our Residential segment are completed on a short-term basis and are therefore excluded from backlog. The table below summarizes our remaining performance obligations and backlog (in thousands):

	March 31,	December 31,	September 30,	June 30,
	2023	2022	2022	2022
Remaining performance obligations	$1,012,111	$1,011,018	$967,001	$893,923
Agreements without an enforceable obligation (1)	376,948	316,385	319,448	314,448
Backlog	$1,389,059	$1,327,403	$1,286,449	$1,208,371
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.
WORKING CAPITAL

During the six months ended March 31, 2023, working capital exclusive of cash increased by $6.1 million from September 30, 2022, reflecting a $28.9 million decrease in current liabilities partially offset by a $22.8 million decrease in current assets excluding cash during the period.

During the six months ended March 31, 2023, our current assets exclusive of cash decreased to $576.8 million, as compared to $599.6 million as of September 30, 2022. A seasonal decrease in business activity, as well as the collection of $5.1 million of aged receivables related to prior year contractual disputes, drove a $40.1 million decrease in trade accounts receivable. Days sales outstanding decreased from 58 at September 30, 2022 to 55 at March 31, 2023. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value. The decrease in trade accounts receivable was partly offset by a $10.0 million increase in inventories as a result of the timing of receipt of certain large materials orders by our Residential business, as well as an increase in activity for custom power solutions in our Infrastructure Solutions business. Retainage also increased by $8.9 million, driven by the timing of certain large projects approaching completion.

During the six months ended March 31, 2023, our total current liabilities decreased by $28.9 million to $373.0 million, compared to $401.9 million as of September 30, 2022, driven by a seasonal decrease in business activity, as well as the remittance of all remaining payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security Act.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2023, the estimated cost to complete our bonded projects was approximately $129.5 million.

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

As of March 31, 2023, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
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

At March 31, 2023, our Liquidity was $143.0 million, our Excess Availability was $127.8 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 3.0:1.0.

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

At March 31, 2023, we had $4.4 million in outstanding letters of credit and outstanding borrowings of $15.1 million under our revolving credit facility.

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

Net cash provided by operating activities was $60.1 million during the six months ended March 31, 2023, as compared to $2.9 million of net cash used in operating activities in the six months ended March 31, 2022. The increase in operating cash flow resulted from increased earnings and a reduction in cash used in working capital during the six months ended March 31, 2023 as compared with the six months ended March 31, 2022.

Investing Activities

Net cash provided by investing activities was $12.3 million for the six months ended March 31, 2023, compared to $21.9 million used in investing activities in the six months ended March 31, 2022. During the six months ended March 31, 2023, the sale of assets, including the sale of STR, provided cash of $19.1 million, which was partially offset by $6.7 million used for capital expenditures. During the six months ended March 31, 2022, we used $21.6 million for capital expenditures primarily related to the acquisition of a new operating facility for our Wedlake business, as well as an additional facility to support the growth of our Residential business in Florida.

Financing Activities

Net cash used in financing activities for the six months ended March 31, 2023 was $82.1 million, compared to $21.0 million provided by financing activities for the six months ended March 31, 2022. Net cash used in financing activities for the six months ended March 31, 2023 included net repayments on our credit facility of $67.5 million and $7.6 million used for repurchases of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation. Additionally, we distributed $5.3 million to noncontrolling interests under operating agreements in connection with certain acquisitions. Net cash provided by financing activities for the six months ended March 31, 2022 included net borrowings on our credit facility of $29.9 million, partly offset by $4.9 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and in 2019 authorized the repurchase from time to time of up to an additional 1.0 million shares under the program. In December 2022, our Board terminated the remaining authorization under this program, and approved a new $40.0 million share repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 223,779 shares pursuant to our repurchase programs during the six months ended March 31, 2023.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2023, we had commitments of $6.0 million outstanding under agreements to purchase copper wire and other materials over the next 12 months in the ordinary course of business. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

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

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. A one percentage point increase in the interest rate on our long-term debt outstanding under the credit facility of $15.1 million as of March 31, 2023 would cause a $0.2 million pre-tax annual increase in interest expense.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
January 1, 2023 – January 31, 2023	4,253	$34.95	4,048	$37,598,324
February 1, 2023 – February 28, 2023	—	$—	—	$37,598,324
March 1, 2023 – March 31, 2023	—	$—	—	$37,598,324
Total	4,253	$34.95	4,048	$37,598,324
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2023.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)