Form 10-Q
period 2023-06-30
IES Holdings, Inc.
filed 2023-08-04
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 31, 2023, there were 20,191,579 shares of common stock outstanding.

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	June 30,	September 30,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,558	$24,848
Accounts receivable:
Trade, net of allowance of $2,784 and $5,361, respectively	340,763	370,726
Retainage	75,435	65,065
Inventories	102,594	96,333
Costs and estimated earnings in excess of billings	44,469	52,076
Prepaid expenses and other current assets	12,648	15,350
Total current assets	604,467	624,398
Property and equipment, net	56,560	54,426
Goodwill	92,395	92,395
Intangible assets, net	60,467	71,936
Deferred tax assets	14,943	20,519
Operating right of use assets	53,811	55,890
Other non-current assets	17,085	15,145
Total assets	$899,728	$934,709
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	261,099	316,950
Billings in excess of costs and estimated earnings	109,119	84,936
Total current liabilities	370,218	401,886
Long-term debt	—	81,628
Operating long-term lease liabilities	36,136	38,144
Other tax liabilities	19,240	9,893
Other non-current liabilities	14,525	12,677
Total liabilities	440,119	544,228
Noncontrolling interest	44,507	29,193
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,191,579 and 20,341,900 outstanding, respectively	220	220
Treasury stock, at cost, 1,857,950 and 1,707,629 shares, respectively	(49,478)	(44,000)
Additional paid-in capital	202,406	201,871
Retained earnings	261,954	203,197
Total stockholders’ equity	415,102	361,288
Total liabilities and stockholders’ equity	$899,728	$934,709

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Revenues	$584,451	$567,301
Cost of services	476,842	484,501
Gross profit	107,609	82,800
Selling, general and administrative expenses	74,300	67,090
Contingent consideration	70	70
Loss (gain) on sale of assets	(1,080)	3
Operating income	34,319	15,637
Interest and other (income) expense:
Interest expense	391	761
Other (income) expense, net	(189)	202
Income from operations before income taxes	34,117	14,674
Provision for income taxes	8,263	3,609
Net income	25,854	11,065
Net income attributable to noncontrolling interest	(3,308)	(1,600)
Comprehensive income attributable to IES Holdings, Inc.	$22,546	$9,465

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.82	$0.33
Diluted	$0.81	$0.33

Shares used in the computation of earnings per share:
Basic	20,181,793	20,718,195
Diluted	20,405,702	20,939,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Revenues	$1,728,206	$1,549,403
Cost of services	1,424,233	1,328,369
Gross profit	303,973	221,034
Selling, general and administrative expenses	211,417	189,922
Contingent consideration	208	208
Gain on sale of assets	(14,242)	(70)
Operating income	106,590	30,974
Interest and other (income) expense:
Interest expense	2,624	1,740
Other (income) expense, net	(1,262)	843
Income from operations before income taxes	105,228	28,391
Provision for income taxes	26,448	6,297
Net income	78,780	22,094
Net income attributable to noncontrolling interest	(8,281)	(3,577)
Comprehensive income attributable to IES Holdings, Inc.	$70,499	$18,517

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$2.91	$0.73
Diluted	$2.88	$0.71

Shares used in the computation of earnings per share:
Basic	20,198,474	20,730,900
Diluted	20,404,335	21,275,826

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, March 31, 2023	22,049,529	$220	(1,878,008)	$(49,751)	$201,958	$245,324	$397,751
Issuances under compensation plans	—	—	32,040	849	(849)	—	—
Acquisition of treasury stock	—	—	(11,982)	(576)	—	—	(576)
Non-cash compensation	—	—	—	—	1,297	—	1,297
Increase in noncontrolling interest	—	—	—	—	—	(5,916)	(5,916)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	22,546	22,546
BALANCE, June 30, 2023	22,049,529	$220	(1,857,950)	$(49,478)	$202,406	$261,954	$415,102

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, March 31, 2022	22,049,529	$220	(1,264,031)	$(30,587)	$200,159	$181,256	$351,048
Acquisition of treasury stock	—	—	(185,887)	(5,570)	—	—	(5,570)
Options exercised	—	—	9,000	218	(165)	—	53
Non-cash compensation	—	—	—	—	999	—	999
Increase in noncontrolling interest	—	—	—	—	—	(2,534)	(2,534)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	9,465	9,465
BALANCE, June 30, 2022	22,049,529	$220	(1,440,918)	$(35,939)	$200,993	$188,187	$353,461

	Nine Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2022	22,049,529	$220	(1,707,629)	$(44,000)	$201,871	$203,197	$361,288
Issuances under compensation plans	—	—	103,053	2,692	(2,692)	—	—
Acquisition of treasury stock	—	—	(255,374)	(8,223)	10	—	(8,213)
Options exercised	—	—	2,000	53	(39)	—	14
Non-cash compensation	—	—	—	—	3,256	—	3,256
Increase in noncontrolling interest	—	—	—	—	—	(11,742)	(11,742)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	70,499	70,499
BALANCE, June 30, 2023	22,049,529	$220	(1,857,950)	$(49,478)	$202,406	$261,954	$415,102

	Nine Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2021	22,049,529	$220	(1,316,998)	$(29,300)	$201,899	$173,134	$345,953
Issuances under compensation plans	—	—	157,167	3,638	(3,638)	—	—
Acquisition of treasury stock	—	—	(290,087)	(10,495)	—	—	(10,495)
Options exercised	—	—	9,000	218	(165)	—	53
Non-cash compensation	—	—	—	—	2,897	—	2,897
Increase in noncontrolling interest	—	—	—	—	—	(3,464)	(3,464)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	18,517	18,517
BALANCE, June 30, 2022	22,049,529	$220	(1,440,918)	$(35,939)	$200,993	$188,187	$353,461

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,780	$22,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	480	2,716
Deferred financing cost amortization	199	136
Depreciation and amortization	20,130	18,740
Gain on sale of assets	(14,242)	(70)
Non-cash compensation expense	3,256	2,897
Deferred income tax expense	9,352	1,815
Changes in operating assets and liabilities:
Accounts receivable	25,390	(60,879)
Inventories	(8,081)	(24,188)
Costs and estimated earnings in excess of billings	7,607	(15,339)
Prepaid expenses and other current assets	(7,990)	(13,412)
Other non-current assets	2,027	(1,974)
Accounts payable and accrued expenses	(44,848)	41,449
Billings in excess of costs and estimated earnings	24,399	8,911
Other non-current liabilities	163	(695)
Net cash provided by (used in) operating activities	96,622	(17,799)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,286)	(26,609)
Proceeds from sale of assets	20,433	175
Cash paid in conjunction with equity investments	(165)	(500)
Net cash provided by (used in) investing activities	8,982	(26,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	1,758,982	1,383,745
Repayments of debt	(1,841,641)	(1,327,209)
Cash paid for finance leases	(2,552)	(1,055)
Distribution to noncontrolling interest	(8,484)	(6,352)
Purchase of treasury stock	(8,213)	(10,495)
Options exercised	14	53
Net cash provided by (used in) financing activities	(101,894)	38,687
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,710	(6,046)
CASH AND CASH EQUIVALENTS, beginning of period	24,848	23,105
CASH AND CASH EQUIVALENTS, end of period	$28,558	$17,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,932	$1,917
Cash paid for income taxes (net)	$8,257	$3,023

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

Noncontrolling Interest

In connection with our acquisitions of Edmonson Electric, LLC and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, and NEXT Electric, LLC in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third-party seller. The interests retained by those third-party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of the noncontrolling interests remaining outstanding at June 30, 2023 had been redeemable at that date, the redemption amount would have been $44,507.

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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 58 percent of the Company’s outstanding common stock based on Amendment No. 26 to the Schedule 13D filed by Tontine with the SEC on December 16, 2022 and the Company's shares outstanding as of July 31, 2023. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three and nine months ended June 30, 2023 and 2022 was derived from the following activities. See details in the following tables:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Communications	$141,615	$144,748	$429,980	$402,776
Residential
Single-family	228,637	224,556	666,891	590,453
Multi-family and Other	89,374	77,207	275,310	213,492
Total Residential	318,011	301,763	942,201	803,945
Infrastructure Solutions
Industrial Services	11,312	15,317	33,828	45,970
Custom Power Solutions	45,745	24,520	125,129	77,696
Total Infrastructure Solutions	57,057	39,837	158,957	123,666
Commercial & Industrial	67,768	80,953	$197,068	219,016
Total Revenue	$584,451	$567,301	$1,728,206	$1,549,403

	Three Months Ended June 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$98,027	$318,011	$55,409	$61,351	$532,798
Time-and-material	43,588	—	1,648	6,417	51,653
Total revenue	$141,615	$318,011	$57,057	$67,768	$584,451

	Three Months Ended June 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$94,109	$301,763	$38,126	$75,779	$509,777
Time-and-material	50,639	—	1,711	5,174	57,524
Total revenue	$144,748	$301,763	$39,837	$80,953	$567,301

	Nine Months Ended June 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$277,693	$942,201	$153,906	$178,902	$1,552,702
Time-and-material	152,287	—	5,051	18,166	175,504
Total revenue	$429,980	$942,201	$158,957	$197,068	$1,728,206

	Nine Months Ended June 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$268,253	$803,945	$118,503	$204,985	$1,395,686
Time-and-material	134,523	—	5,163	14,031	153,717
Total revenue	$402,776	$803,945	$123,666	$219,016	$1,549,403

Accounts Receivable and Allowance for Credit Losses

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of June 30, 2023, Accounts receivable included $9,753 of unbilled receivables for which we have an unconditional right to bill.

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

During the nine months ended June 30, 2023 and 2022, we recognized revenue of $78,263 and $46,703 related to our contract liabilities at October 1, 2022 and 2021, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At June 30, 2023, we had remaining performance obligations of $1,071,605. The Company expects to recognize revenue on approximately $856,542 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three and nine months ended June 30, 2023, net revenue recognized from our performance obligations satisfied in previous periods was not material.
4. DEBT

We are a party to the Third Amended and Restated Credit and Security Agreement (the "Amended Credit Agreement"), which provides for a maximum borrowing amount of $150,000 under our revolving credit facility. The Amended Credit Agreement, which matures on September 30, 2026, contains customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. As of June 30, 2023, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

At June 30, 2023, we had no outstanding borrowings under our revolving credit facility, and at September 30, 2022, we had outstanding borrowings under our revolving credit facility of $82,659. At June 30, 2023, we also had $4,166 in outstanding letters of credit and total availability of $143,396 under our revolving credit facility without triggering the financial covenants under the Amended Credit Facility.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Numerator:
Net income attributable to IES Holdings, Inc.	$22,546	$9,465
Increase in noncontrolling interest	(5,916)	(2,534)
Net income attributable to restricted stockholders of IES Holdings, Inc.	—	(5)
Net income attributable to common stockholders of IES Holdings, Inc.	$16,630	$6,926

Denominator:
Weighted average common shares outstanding — basic	20,181,793	20,718,195
Effect of dilutive stock options and non-vested securities	223,909	221,242
Weighted average common and common equivalent shares outstanding — diluted	20,405,702	20,939,437

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$0.82	$0.33
Diluted	$0.81	$0.33

	Nine Months Ended June 30,
	2023	2022
Numerator:
Net income attributable to IES Holdings, Inc.	$70,499	$18,517
Increase in noncontrolling interest	(11,742)	(3,464)
Net income attributable to restricted stockholders of IES Holdings, Inc.	(9)	(10)
Net income attributable to common stockholders of IES Holdings, Inc.	$58,748	$15,043

Denominator:
Weighted average common shares outstanding — basic	20,198,474	20,730,900
Effect of dilutive stock options and non-vested securities	205,861	544,926
Weighted average common and common equivalent shares outstanding — diluted	20,404,335	21,275,826

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$2.91	$0.73
Diluted	$2.88	$0.71
For the three and nine months ended June 30, 2023 and 2022, the average price of our common shares exceeded the exercise price of all of our outstanding stock options; therefore, all of our outstanding stock options were included in the computation of diluted earnings per share. For the three months ended June 30, 2023 and the three and nine months ended June 30, 2022, all potentially dilutive unvested performance awards were included in the calculation of diluted earnings per share. For the nine months ended June 30, 2023, the computation of diluted earnings per share excluded certain unvested performance awards as the inclusion of such instruments would have been anti-dilutive.

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

Segment information for the three and nine months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$141,615	$318,011	$57,057	$67,768	$—	$584,451
Cost of services	114,440	260,679	42,851	58,872	—	476,842
Gross profit	27,175	57,332	14,206	8,896	—	107,609
Selling, general and administrative	13,680	41,939	7,066	6,284	5,331	74,300
Contingent consideration	—	70	—	—	—	70
Gain on sale of assets	(1)	(56)	(1,010)	(13)	—	(1,080)
Operating income (loss)	$13,496	$15,379	$8,150	$2,625	$(5,331)	$34,319
Other data:
Depreciation and amortization expense	$498	$4,609	$1,300	$402	$69	$6,878
Capital expenditures	$261	$2,461	$918	$800	$169	$4,609
Total assets	$182,117	$381,840	$179,363	$84,101	$72,307	$899,728

	Three Months Ended June 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$144,748	$301,763	$39,837	$80,953	$—	$567,301
Cost of services	128,952	248,928	33,726	72,895	—	484,501
Gross profit	15,796	52,835	6,111	8,058	—	82,800
Selling, general and administrative	11,544	37,237	6,484	7,788	4,037	67,090
Contingent consideration	—	70	—	—	—	70
Loss (gain) on sale of assets	(1)	6	—	(2)	—	3
Operating income (loss)	$4,253	$15,522	$(373)	$272	$(4,037)	$15,637
Other data:
Depreciation and amortization expense	$394	$3,863	$1,427	$645	$43	$6,372
Capital expenditures	$424	$1,115	$3,071	$372	$—	$4,982
Total assets	$196,520	$376,328	$152,405	$111,782	$47,357	$884,392

	Nine Months Ended June 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$429,980	$942,201	$158,957	$197,068	$—	$1,728,206
Cost of services	355,904	770,419	120,089	177,821	—	1,424,233
Gross profit	74,076	171,782	38,868	19,247	—	303,973
Selling, general and administrative	39,363	118,989	18,817	18,373	15,875	211,417
Contingent consideration	—	208	—	—	—	208
Gain on sale of assets	(4)	(62)	(1,029)	(13,147)	—	(14,242)
Operating income (loss)	$34,717	$52,647	$21,080	$14,021	$(15,875)	$106,590
Other data:
Depreciation and amortization expense	$1,430	$13,310	$3,980	$1,206	$204	$20,130
Capital expenditures	$1,383	$5,548	$2,117	$2,069	$169	$11,286
Total assets	$182,117	$381,840	$179,363	$84,101	$72,307	$899,728

	Nine Months Ended June 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$402,776	$803,945	$123,666	$219,016	$—	$1,549,403
Cost of services	355,360	662,928	102,774	207,307	—	1,328,369
Gross profit	47,416	141,017	20,892	11,709	—	221,034
Selling, general and administrative	33,907	101,808	18,933	23,504	11,770	189,922
Contingent consideration	—	208	—	—	—	208
Loss (gain) on sale of assets	(14)	14	(28)	(42)	—	(70)
Operating income (loss)	$13,523	$38,987	$1,987	$(11,753)	$(11,770)	$30,974
Other data:
Depreciation and amortization expense	$1,115	$11,436	$4,155	$1,922	$114	$18,742
Capital expenditures	$1,768	$9,006	$14,210	$1,457	$168	$26,609
Total assets	$196,520	$376,328	$152,405	$111,782	$47,357	$884,392

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 618,222 shares were available for issuance at June 30, 2023.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and in 2019 authorized the repurchase from time to time of up to an additional 1.0 million shares under the program. In December 2022, our Board terminated the remaining authorization under this program, and approved a new $40,000 share repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 234 and 224,013 shares, respectively, of our common stock during the three and nine months ended June 30, 2023 in open market transactions at an average price of $40.00 and $31.06, respectively, per share. During the three and nine months ended June 30, 2022, we repurchased 185,887 and 244,889 shares, respectively, of our common stock in open market transactions at an average price of $29.94 and $34.01, respectively, per share.

Treasury Stock

During the nine months ended June 30, 2023, we issued 103,053 shares of common stock from treasury stock to employees and repurchased 31,095 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. In addition, 266 restricted shares were forfeited and returned to treasury stock. During the nine months ended June 30, 2023, we issued 2,000 unrestricted shares to satisfy the exercise of outstanding options.

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

Restricted Stock

We granted no restricted shares to executives during the nine months ended June 30, 2023. Of the awards previously granted, 13,373 shares vested and 266 shares were forfeited. We did not recognize any compensation expense related to restricted stock awards during the three months ended June 30, 2023, and during the three months ended June 30, 2022 we recognized $36 in compensation expense related to restricted stock awards. During the nine months ended June 30, 2023 and 2022, we recognized $25 and $107, respectively, in compensation expense related to restricted stock awards. At June 30, 2023, we had no remaining unvested restricted shares or unamortized compensation cost related to outstanding unvested restricted stock.

Director Phantom Stock Units

Director phantom stock units (“Director PSUs”) are granted to the members of the Board of Directors as part of their overall compensation. The Director PSUs are contractual rights to receive one share of the Company's common stock and are paid via unrestricted stock grants to each director upon their departure from the Board of Directors, or upon a change in control. We record compensation expense for the full value of the grant on the date of grant. We recognized compensation expense related to these grants of $99 and $96 during the three months ended June 30, 2023 and 2022, respectively, and $289 and $289 during the nine months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 330,660 shares of common stock. During the nine months ended June 30, 2023, we granted 130,739 Employee PSUs, 12,987 were forfeited, and 103,053 vested. During the three months ended June 30, 2023 and 2022, we recognized $1,200 and $866, respectively, in compensation expense related to Employee PSU grants. During the nine months ended June 30, 2023 and 2022, we recognized $2,941 and $2,498, respectively, in compensation expense related to Employee PSU grants.

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

At June 30, 2023, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), equity securities held for sale, and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and September 30, 2022, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	June 30, 2023
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$821	$821	$—
Executive savings plan liabilities	(694)	(694)	—
Contingent consideration liability	(4,429)	—	(4,429)
Total	$(4,302)	$127	$(4,429)

	September 30, 2022
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$706	$706	$—
Equity securities	1,937	1,937	—
Executive savings plan liabilities	(585)	(585)	—
Contingent consideration liability	(4,323)	—	(4,323)
Total	$(2,265)	$2,058	$(4,323)

In fiscal year 2021, we entered into a contingent consideration arrangement related to the acquisition of Bayonet. At June 30, 2023, we estimated the fair value of this contingent consideration liability at $4,429. The table below presents the change in fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2022	$(4,323)
Net adjustments to fair value	(106)
Fair value at June 30, 2023	$(4,429)

9. INVENTORY

Inventories consist of the following components:

	June 30,	September 30,
	2023	2022
Raw materials	$14,387	$12,504
Work in process	12,010	8,218
Finished goods	2,748	2,129
Parts and supplies	73,449	73,482
Total inventories	$102,594	$96,333

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the carrying value of goodwill by segment at June 30, 2023, which was unchanged from September 30, 2022:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Goodwill at June 30, 2023	$2,816	$51,370	$38,209	$—	$92,395

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			June 30, 2023
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$14,621	$(5,417)	$9,204
Technical library	20			400	(196)	204
Customer relationships	6	-	15	91,426	(40,368)	51,058
Non-competition arrangements	5			40	(39)	1
Backlog and construction contracts	1			4,958	(4,958)	—
Total intangible assets				$111,445	$(50,978)	$60,467

	Estimated Useful Lives (in Years)			September 30, 2022
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,262	$(4,589)	$10,673
Technical library	20			400	(181)	219
Customer relationships	6	-	15	96,699	(35,662)	61,037
Non-competition arrangements	5			40	(33)	7
Backlog and construction contracts	1			4,958	(4,958)	—
Total intangible assets				$117,359	$(45,423)	$71,936

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

In the course of performing work as a subcontractor, from time to time we may be involved in projects which are the subject of contractual disputes between the general contractor and project owner, or between us and the general contractor. In such cases, payment of amounts owed to us by the general contractor may be delayed as contractual disputes are resolved through mediation, arbitration, or litigation. Such disputes may cause us to incur legal fees and other expenses to enforce our contractual rights, and we may not prevail in recovering all amounts to which we believe we are contractually entitled. At September 30, 2022, we had an aggregate $10,451 of trade accounts receivable where payment had been delayed as a result of contractual disputes and against which we had recorded a reserve of $3,095. During the nine months ended June 30, 2023, we collected $5,619 related to these receivables. We believe that we are contractually entitled to the remaining amounts owed to us, and intend to vigorously pursue recovery. At June 30, 2023, the remaining book value of receivables and retainage related to these contractual disputes, net of associated reserves, was $1,300.

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2023 and September 30, 2022, we had $8,009 and $7,693, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2023 and September 30, 2022, $4,166 and $3,878, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of June 30, 2023, the estimated cost to complete our bonded projects was approximately $170,440. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2023, we did not have any such commitments to purchase materials outstanding.
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

Current operating and finance lease liabilities of $17,454 and $4,275, respectively, as of June 30, 2023, and $17,319 and $2,928, respectively, as of September 30, 2022, were included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheets. Non-current finance lease liabilities and finance lease right-of-use assets were included in the “Other non-current liabilities” and “Other non-current assets”, respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of June 30, 2023 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2023	$4,801	$1,106	$5,907
2024	16,997	4,395	21,392
2025	13,332	4,163	17,495
2026	9,737	3,297	13,034
2027	6,552	1,557	8,109
Thereafter	8,580	138	8,718
Total undiscounted lease payments	$59,999	$14,656	$74,655
Less: imputed interest	6,409	1,484	7,893
Present value of lease liabilities	$53,590	$13,172	$66,762
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of June 30, 2023 is $14,384.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended			Nine Months Ended
	June 30, 2023	June 30, 2022		June 30, 2023	June 30, 2022
Operating lease cost	$4,524	$3,947	$0	$13,857	$12,107
Finance lease cost
Amortization of lease assets	865	435		2,551	1,039
Interest on lease liabilities	180	71		546	175
Finance lease cost	1,045	506		3,097	1,214
Short-term lease cost	599	321		1,701	1,097
Variable lease cost	812	483		1,886	1,439
Total lease cost	$6,980	$5,257		$20,541	$15,857

Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating cash flows used for operating leases	$5,856	$4,956	$17,674	$14,307
Operating cash flows used for finance leases	180	71	546	175
Right-of-use assets obtained in exchange for new operating lease liabilities	5,119	2,790	14,310	14,289
Right-of-use assets obtained in exchange for new finance lease liabilities	981	1,686	5,807	4,268

	June 30, 2023	September 30, 2022
Weighted-average remaining lease term - operating leases	4.5 years	4.8 years
Weighted-average remaining lease term - finance leases	3.6 years	3.9 years
Weighted-average discount rate - operating leases	4.6%	4.0%
Weighted-average discount rate - finance leases	5.9%	4.7%

13. BUSINESS COMBINATIONS AND DIVESTITURES

We completed no acquisitions during the nine months ended June 30, 2023 or during the year ended September 30, 2022.

On October 7, 2022, we sold 100% of the membership interests of STR Mechanical, LLC and its subsidiary Technical Services II, LLC (collectively, “STR”). As a result, we recognized a pre-tax gain of $13,045, which was included in “Gain on sale of assets” within our Condensed Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2023. The disposition of STR, which had operated as part of our Commercial & Industrial segment, will not have a material impact on our ongoing results of operations or financial position.

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

Current Market and Operating Conditions

The Federal Reserve raised the target federal funds rate throughout calendar year 2022 and the first half of calendar year 2023, and has announced an expectation that it will continue to raise the target rate later in calendar year 2023. This has resulted in higher mortgage rates, which when combined with elevated materials and labor costs, have had a substantial impact on the affordability of housing. There continue to be several trends, such as rising household formation and population growth in our key markets, that we expect will drive long-term demand for our services in the single-family housing market. However, as calendar year 2023 progressed, decreased housing affordability has led to uncertainty around near-term demand for our services in this market. Within the various other end markets we serve, our customers' capital budgets for new construction projects may be impacted by broader economic, technological or other factors.

In recent years, the COVID-19 pandemic and its impact on markets, the supply chain and the labor force influenced trends affecting our business. While commodity prices for some of the materials we procure have become less volatile through the first half of calendar year 2023, certain components still have long lead times for delivery, and procurement and the supply chain remain areas of focus for us. We have also experienced in the past, and may again experience in the future, workforce disruptions related to exposure to, or illness from, COVID-19, resulting in production inefficiencies and delays, higher overtime costs, and the need to outsource activities or use more expensive contract labor. An inability to procure materials in a timely manner, to complete work on schedule, and to reflect higher materials or labor costs in our pricing to customers has had, and could continue to have, a significant impact on our operating results.

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

	Three Months Ended June 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$584,451	100.0%	$567,301	100.0%
Cost of services	476,842	81.6	484,501	85.4
Gross profit	107,609	18.4	82,800	14.6
Selling, general and administrative expenses	74,300	12.7	67,090	11.8
Contingent consideration	70	—	70	—
Loss (gain) on sale of assets	(1,080)	(0.2)	3	—
Operating income	34,319	5.9	15,637	2.8
Interest and other expense, net	202	—	963	0.2
Income from operations before income taxes	34,117	5.8	14,674	2.6
Provision for income taxes	8,263	1.4	3,609	0.6
Net income	25,854	4.4	11,065	2.0
Net income attributable to noncontrolling interest	(3,308)	(0.6)	(1,600)	(0.3)
Net income attributable to IES Holdings, Inc.	$22,546	3.9%	$9,465	1.7%

Consolidated revenues for the three months ended June 30, 2023, were $17.2 million higher than for the three months ended June 30, 2022, an increase of 3.0%, with increases at our Residential and Infrastructure Solutions operating segments, partially offset by decreases at our Communications and Commercial & Industrial segments. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the three months ended June 30, 2023 increased $24.8 million compared to the three months ended June 30, 2022. Our overall gross profit percentage was 18.4% during the three months ended June 30, 2023, as compared to 14.6% during the three months ended June 30, 2022. Gross profit as a percentage of revenue increased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended June 30, 2023, our selling, general and administrative expenses were $74.3 million, an increase of $7.2 million, or 10.7%, over the three months ended June 30, 2022, driven largely by increased personnel costs at our Residential and Communications operating segments, including higher incentive compensation at the division level as a result of higher earnings. Additionally, our Residential segment recorded severance charges of $3.6 million in connection with a reorganization of its management structure. Selling, general and administrative expenses as a percentage of revenue increased from 11.8% for the three months ended June 30, 2022 to 12.7% for the three months ended June 30, 2023.

Gain on Sale of Assets. Our results for the three months ended June 30, 2023 include a $1.0 million pretax gain from the sale of excess land at our Infrastructure Solutions segment.

	Nine Months Ended June 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,728,206	100.0%	$1,549,403	100.0%
Cost of services	1,424,233	82.4	1,328,369	85.7
Gross profit	303,973	17.6	221,034	14.3
Selling, general and administrative expenses	211,417	12.2	189,922	12.3
Contingent consideration	208	—	208	—
Gain on sale of assets	(14,242)	(0.8)	(70)	—
Operating income	106,590	6.2	30,974	2.0
Interest and other expense, net	1,362	0.1	2,583	0.2
Income from operations before income taxes	105,228	6.1	28,391	1.8
Provision for income taxes	26,448	1.5	6,297	0.4
Net income	78,780	4.6	22,094	1.4
Net income attributable to noncontrolling interest	(8,281)	(0.5)	(3,577)	(0.2)
Net income attributable to IES Holdings, Inc.	$70,499	4.1%	$18,517	1.2%
Consolidated revenues for the nine months ended June 30, 2023, were $178.8 million higher than for the nine months ended June 30, 2022, an increase of 11.5%, with increases at our Communications, Residential and Infrastructure Solutions operating segments, partially offset by a decrease at our Commercial & Industrial segment. See further discussion below of changes in revenues for our individual segments.

Our overall gross profit percentage increased to 17.6% during the nine months ended June 30, 2023, as compared to 14.3% during the nine months ended June 30, 2022. Gross profit as a percentage of revenue increased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

During the nine months ended June 30, 2023, our selling, general and administrative expenses were $211.4 million, an increase of $21.5 million, or 11.3%, over the nine months ended June 30, 2022, driven by increased personnel costs, primarily at our Residential operating segment in connection with its growth, including higher incentive compensation at the division level as a result of higher earnings, as well as the severance charges mentioned above. Selling, general and administrative expenses as a percentage of revenue decreased slightly to 12.2% for the nine months ended June 30, 2023, compared to 12.3% for the nine months ended June 30, 2022.

Gain on Sale of Assets. Our results for the nine months ended June 30, 2023 include a pretax gain on sale of $1.0 million at our Infrastructure Solutions segment discussed above and a pretax gain on sale of $13.0 million from the sale of STR Mechanical, LLC (“STR”) on October 7, 2022. STR previously operated as part of our Commercial & Industrial segment.

Communications

	Three Months Ended June 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$141,615	100.0%	$144,748	100.0%
Cost of services	114,440	80.8	128,952	89.1
Gross profit	27,175	19.2	15,796	10.9
Selling, general and administrative expenses	13,680	9.7	11,544	8.0
Gain on sale of assets	(1)	—	(1)	—
Operating income	$13,496	9.5%	$4,253	2.9%

Revenues. Our Communications segment’s revenues decreased by $3.1 million during the three months ended June 30, 2023, or 2.2%, compared to the three months ended June 30, 2022. The decrease primarily resulted from a reduction in work on e-commerce distribution centers, largely offset by an increase in demand from high-tech manufacturing customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2023 increased by $11.4 million compared to the three months ended June 30, 2022. Gross profit as a percentage of revenue increased from 10.9% to 19.2%. During the three months ended June 30, 2022, we recorded $7.8 million of losses in the quarter ended June 30, 2022 as a result of execution issues relating to an expansion into a new, adjacent service area. Although these projects continued to negatively impact our results throughout fiscal 2022, we have since completed all such projects, and are no longer working in this service area. We did not incur any similar losses during the three months ended June 30, 2023.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $2.1 million, or 18.5%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase is primarily a result of higher personnel cost including higher incentive compensation as a result of higher earnings, investment in an organizational structure that will enhance the scalability of our business, and higher wages in an increasingly competitive labor market. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 9.7% during the three months ended June 30, 2023, compared to 8.0% for the three months ended June 30, 2022.

	Nine Months Ended June 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$429,980	100.0%	$402,776	100.0%
Cost of services	355,904	82.8	355,360	88.2
Gross profit	74,076	17.2	47,416	11.8
Selling, general and administrative expenses	39,363	9.2	33,907	8.4
Gain on sale of assets	(4)	—	(14)	—
Operating income	$34,717	8.1%	$13,523	3.4%

Revenues. Our Communications segment's revenues increased by $27.2 million during the nine months ended June 30, 2023, or 6.8%, compared to the nine months ended June 30, 2022. The increase primarily resulted from increased demand from our data center and high-tech manufacturing customers.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2023 increased $26.7 million, or 56.2%, as compared to the nine months ended June 30, 2022. Gross profit as a percentage of revenue increased from 11.8% to 17.2%. The increase in gross profit and gross profit as a percentage of revenue primarily reflects the impact of $17.1 million of project losses incurred in the nine months ended June 30, 2022 resulting from the expansion into the new service area discussed above. We did not incur any similar losses during the nine months ended June 30, 2023.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $5.5 million, or 16.1%, during the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022. The increase is a result of higher personnel cost including higher incentive compensation as a result of higher earnings, investment in an organizational structure that will enhance the scalability of our business, and higher wages in an increasingly competitive labor market. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased from 8.4% during the nine months ended June 30, 2022 to 9.2% during the nine months ended June 30, 2023.

Residential

	Three Months Ended June 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$318,011	100.0%	$301,763	100.0%
Cost of services	260,679	82.0	248,928	82.5
Gross profit	57,332	18.0	52,835	17.5
Selling, general and administrative expenses	41,939	13.2	37,237	12.3
Contingent consideration	70	—	70	—
(Gain) loss on sale of assets	(56)	—	6	—
Operating income	$15,379	4.8%	$15,522	5.1%

Revenues. Our Residential segment’s revenues increased by $16.2 million, or 5.4%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was driven by continued strong demand, particularly in the multi-

family and Florida single-family markets. Single-family revenues increased by $4.1 million and multi-family and other revenues increased $12.2 million for the three months ended June 30, 2023 compared to the prior year period.

Gross Profit. During the three months ended June 30, 2023, our Residential segment's gross profit increased by $4.5 million, or 8.5%, compared to the three months ended June 30, 2022. The increase in gross profit was driven primarily by increased activity, as well as an easing of supply chain challenges that impacted prior year efficiency. Gross profit as a percentage of revenue increased to 18.0% during the three months ended June 30, 2023, from 17.5% for the three months ended June 30, 2022, as prior year gross margins were negatively impacted by higher labor and material costs, but improved incrementally throughout fiscal year 2022 as pricing actions were implemented.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $4.7 million, or 12.6%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was driven by higher personnel costs in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses for the three months ended June 30, 2023 also included $3.6 million of severance charges, as we reorganized the segment's management structure. In connection with this reorganization, we also began combining multiple administrative facilities into a single location and consolidating several underperforming branches, resulting in higher administrative expenses in the three months ended June 30, 2023 as these steps were implemented. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 13.2% during the three months ended June 30, 2023, compared to 12.3% in the three months ended June 30, 2022.

	Nine Months Ended June 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$942,201	100.0%	$803,945	100.0%
Cost of services	770,419	81.8	662,928	82.5
Gross profit	171,782	18.2	141,017	17.5
Selling, general and administrative expenses	118,989	12.6	101,808	12.7
Contingent consideration	208	—	208	0.1
(Gain) loss on sale of assets	(62)	—	14	—
Operating income	$52,647	5.6%	$38,987	4.8%

Revenues. Our Residential segment's revenues increased by $138.3 million, or 17.2%, during the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022. The increase was driven by the impact of price increases in connection with higher materials costs and continued strong demand, particularly in the multi-family and Florida single-family markets. Revenue in our single-family business increased by $76.4 million and multi-family and other revenue increased by $61.8 million for the nine months ended June 30, 2023 compared to the prior year period.

Gross Profit. During the nine months ended June 30, 2023, our Residential segment's gross profit increased by $30.8 million, or 21.8%, as compared to the nine months ended June 30, 2022. The increase in gross profit was driven primarily by increased activity, as well as the impact of price increases and an easing of supply chain challenges that impacted prior year efficiency. Gross margin as a percentage of revenue increased to 18.2% during the nine months ended June 30, 2023, from 17.5% during the nine months ended June 30, 2022, as prior year gross margins were negatively impacted by higher labor and material costs, but improved incrementally throughout fiscal year 2022 as pricing actions were implemented.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $17.2 million, or 16.9%, during the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022. The increase was driven by higher personnel costs in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses for the nine months ended June 30, 2023 also included the $3.6 million of severance charges related to the reorganization of the segment's management structure mentioned above. Selling, general and administrative expenses as a percentage of revenue in the Residential segment decreased slightly to 12.6% during the nine months ended June 30, 2023, as compared to 12.7% during the nine months ended June 30, 2022.

Infrastructure Solutions

	Three Months Ended June 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$57,057	100.0%	$39,837	100.0%
Cost of services	42,851	75.1	33,726	84.7
Gross profit	14,206	24.9	6,111	15.3
Selling, general and administrative expenses	7,066	12.4	6,484	16.3
Gain on sale of assets	(1,010)	(1.8)	—	—
Operating income	$8,150	14.3%	$(373)	(0.9)%

Revenues. Revenues in our Infrastructure Solutions segment increased $17.2 million during the three months ended June 30, 2023, an increase of 43.2% compared to the three months ended June 30, 2022, driven primarily by continued strong demand in our generator enclosures business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended June 30, 2023 increased $8.1 million as compared to the three months ended June 30, 2022. Gross profit for the three months ended June 30, 2022 was negatively affected by the impact of supply chain disruptions, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the relocation of our Tulsa, Oklahoma operation to a new, larger facility in order to accommodate increased demand for our generator enclosure products. Gross profit as a percentage of revenue increased from 15.3% to 24.9%.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended June 30, 2023 increased $0.6 million when compared to the three months ended June 30, 2022, primarily as a result of increased employee compensation cost. Selling, general and administrative expenses as a percentage of revenue decreased from 16.3% to 12.4% as we benefited from the scale of our operations.

Gain on Sale of Assets. Our results for the three months ended June 30, 2023 included a $1.0 million gain from the sale of a portion of the property on which one of our operating facilities is located. The sale of this excess land will have no impact on the operations of the facility.

	Nine Months Ended June 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$158,957	100.0%	$123,666	100.0%
Cost of services	120,089	75.5	102,774	83.1
Gross profit	38,868	24.5	20,892	16.9
Selling, general and administrative expenses	18,817	11.8	18,933	15.3
Gain on sale of assets	(1,029)	(0.6)	(28)	—
Operating income	$21,080	13.3%	$1,987	1.6%

Revenues. Revenues in our Infrastructure Solutions segment increased $35.3 million, or 28.5%, during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022. The increase in revenue was driven primarily by increased demand at our generator enclosure business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the nine months ended June 30, 2023 increased $18.0 million as compared to the nine months ended June 30, 2022. Gross profit for the nine months ended June 30, 2022 was negatively impacted by supply chain disruptions in our generator enclosure business, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the relocation of our Tulsa operation to a new, larger facility as discussed above. Gross profit as a percentage of revenues increased to 24.5% for the nine months ended June 30, 2023 compared to 16.9% for the nine months ended June 30, 2022.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the nine months ended June 30, 2023 decreased $0.1 million compared to the nine months ended June 30, 2022. Selling, general and administrative expenses as a percentage of revenue decreased from 15.3% for the nine months ended June 30, 2022 to 11.8% for the nine months ended June 30, 2023, as we benefited from the scale of our operations.

Gain on Sale of Assets. Our results for the three months ended June 30, 2023 included the $1.0 million gain from the sale of excess land discussed above.

Commercial & Industrial

	Three Months Ended June 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$67,768	100.0%	$80,953	100.0%
Cost of services	58,872	86.9	72,895	90.0
Gross profit	8,896	13.1	8,058	10.0
Selling, general and administrative expenses	6,284	9.3	7,788	9.6
Gain on sale of assets	(13)	—	(2)	—
Operating income	$2,625	3.9%	$272	0.3%

Revenues. Revenues in our Commercial & Industrial segment decreased $13.2 million, or 16.3%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease is primarily due to a planned reduction in activity at an underperforming branch where we incurred substantial losses in fiscal 2022. As a result of limitations placed on the size and duration of its new projects, revenue at this branch decreased by $12.2 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Additionally, our STR business, which we sold on October 7, 2022, contributed revenue of $4.5 million for the quarter ended June 30, 2022. The markets in which we operate remain highly competitive.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2023, increased by $0.8 million, as compared to the three months ended June 30, 2022. Gross profit as a percentage of revenue increased from 10.0% for the quarter ended June 30, 2022 to 13.1% for the quarter ended June 30, 2023. Our results for the quarter ended June 30, 2022 were impacted by continuing project inefficiencies at one of our branches which had incurred substantial losses earlier in fiscal 2022.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2023 decreased $1.5 million, or 19.3%, compared to the three months ended June 30, 2022. Selling, general and administrative expenses for the three months ended June 30, 2022 included $0.9 million of reserves in connection with legal matters related to certain contractual disputes, as well as $1.0 million of branch level expenses at our divested STR business. The elimination of these expenses was partly offset by an increase in legal expenses in the three months ended June 30, 2023. Selling, general and administrative expenses as a percentage of revenue decreased from 9.6% to 9.3% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

	Nine Months Ended June 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$197,068	100.0%	$219,016	100.0%
Cost of services	177,821	90.2	207,307	94.7
Gross profit	19,247	9.8	11,709	5.3
Selling, general and administrative expenses	18,373	9.3	23,504	10.7
Gain on sale of assets	(13,147)	(6.7)	(42)	—
Operating income (loss)	$14,021	7.1%	$(11,753)	(5.4)%

Revenues. Revenues in our Commercial & Industrial segment decreased $21.9 million during the nine months ended June 30, 2023, or 10.0%, compared to the nine months ended June 30, 2022. The decrease is primarily due to a planned reduction in activity at the underperforming branch discussed above. Additionally, our STR business, which we sold in October 2022, contributed revenue of $13.7 million for the nine months ended June 30, 2022.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2023 increased by $7.5 million, or 64.4%, compared to the nine months ended June 30, 2022. Gross profit for the nine months ended June 30, 2022 was reduced by $13.2 million due to execution issues on two projects at one underperforming branch. The benefit of improved project execution was partially offset by the sale of STR, which contributed gross profit of $3.5 million for the nine months ended June 30,

2022. Gross profit as a percentage of revenue increased from 5.3% for the nine months ended June 30, 2022 to 9.8% for the nine months ended June 30, 2023.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2023 decreased $5.1 million, or 21.8%, compared to the nine months ended June 30, 2022. The decrease was driven primarily by the sale of STR, which recorded branch level selling, general and administrative expense of $3.2 million for the nine months ended June 30, 2022. Additionally, selling, general and administrative expenses for the nine months ended June 30, 2023 reflected reduced headcount and a reduction in legal reserves as compared with the nine months ended June 30, 2022. Selling, general and administrative expenses as a percentage of revenue decreased from 10.7% for the nine months ended June 30, 2022 to 9.3% for the nine months ended June 30, 2023.

Gain on Sale of Assets. As discussed above, our results for the nine months ended June 30, 2023 include a pretax gain on sale of $13.0 million from the sale of STR in October 2022.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended June 30,
	2023	2022
	(In thousands)
Interest expense	$324	$713
Deferred financing charges	67	48
Total interest expense	391	761
Other (income) expense, net	(189)	202
Total interest and other expense, net	$202	$963

During the three months ended June 30, 2023, we incurred interest expense of $0.4 million primarily comprised of interest expense from our revolving credit facility, which had an average outstanding balance of $2.5 million, in addition to fees on an average letter of credit balance of $4.3 million under our revolving credit facility and an average unused line of credit balance of $142.9 million. This compares to interest expense of $0.8 million for the three months ended June 30, 2022, primarily comprised of interest expense from our revolving credit facility, which had an average outstanding balance of $92.8 million, in addition to fees on an average letter of credit balance of $4.2 million under our revolving credit facility and an average unused line of credit balance of $51.4 million. The decrease in interest expense in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was a result of a decrease in average outstanding borrowings under our revolving credit facility, partly offset by higher borrowing rates.

The improvement in other (income) expense, net for the three months ended June 30, 2023 as compared with June 30, 2022 is primarily the result of gains on investments in equity securities of $0.1 million during the three months ended June 30, 2023, compared with unrealized losses on investments in equity securities of $0.3 million during the three months ended June 30, 2022.

	Nine Months Ended June 30,
	2023	2022
	(In thousands)
Interest expense	$2,425	$1,604
Deferred financing charges	199	136
Total interest expense	2,624	1,740
Other (income) expense, net	(1,262)	843
Total interest and other expense, net	$1,362	$2,583

During the nine months ended June 30, 2023, we incurred interest expense of $2.6 million primarily comprised of interest expense from our revolving credit facility, which had an average outstanding balance of $35.5 million, in addition to fees on an average letter of credit balance of $4.9 million under our revolving credit facility and an average unused line of credit balance of $108.9 million. This compares to interest expense of $1.7 million for the nine months ended June 30, 2022, primarily comprised of interest expense from our revolving credit facility, which had an average outstanding balance of $76.8 million, in addition to fees on an average letter of credit balance of $4.7 million under our revolving credit facility and an average unused line of credit balance of $46.8 million. The increase in interest expense in the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 was a result of higher borrowing rates, partly offset by a decrease in average outstanding borrowings under our revolving credit facility.

The improvement in other (income) expense, net for the nine months ended June 30, 2023 as compared with June 30, 2022 is primarily the result of gains on investments in equity securities of $1.0 million in the nine months ended June 30, 2023, compared to unrealized losses on investments in equity securities of $1.0 million in the nine months ended June 30, 2022.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $8.3 million for the three months ended June 30, 2023, compared to $3.6 million for the three months ended June 30, 2022, driven by increased pretax income.

We recorded income tax expense of $26.4 million for the nine months ended June 30, 2023, compared to $6.3 million for the nine months ended June 30, 2022, driven by increased pretax income.

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

	June 30,	March 31,	December 31,	September 30,
	2023	2023	2022	2022
Remaining performance obligations	$1,071,605	$1,012,111	$1,011,018	$967,001
Agreements without an enforceable obligation (1)	458,057	376,948	316,385	319,448
Backlog	$1,529,662	$1,389,059	$1,327,403	$1,286,449
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.
WORKING CAPITAL

During the nine months ended June 30, 2023, working capital exclusive of cash increased by $8.0 million from September 30, 2022, reflecting a $31.7 million decrease in current liabilities partially offset by a $23.7 million decrease in current assets excluding cash during the period.

During the nine months ended June 30, 2023, our current assets exclusive of cash decreased to $575.9 million, as compared to $599.6 million as of September 30, 2022. A decrease in activity at our Commercial & Industrial business, which generally has longer customer payment terms than our other operating segments, as well as the collection of $5.6 million of aged receivables related to prior year contractual disputes, drove a $30.0 million decrease in trade accounts receivable. Days sales outstanding decreased from 58 at September 30, 2022 to 53 at June 30, 2023. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value. The decrease in trade accounts receivable was partly offset by a $10.4 million increase in retainage, driven by increased activity in our Residential multi-family business, and a $6.3 million increase in inventories as a result of an increase in activity for custom power solutions in our Infrastructure Solutions business.

During the nine months ended June 30, 2023, our total current liabilities decreased by $31.7 million to $370.2 million, compared to $401.9 million as of September 30, 2022, driven by a decrease in business activity at our Commercial & Industrial business, the timing of payments by our Residential and Communications segments, and remittance of all remaining payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security Act.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2023, the estimated cost to complete our bonded projects was approximately $170.4 million.

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

As of June 30, 2023, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
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

At June 30, 2023, our Liquidity was $172.0 million, our Excess Availability was $143.4 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 4.1:1.0.

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

At June 30, 2023, we had $4.2 million in outstanding letters of credit and no outstanding borrowings under our revolving credit facility.

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

Net cash provided by operating activities was $96.6 million during the nine months ended June 30, 2023, as compared to $17.8 million of net cash used in operating activities in the nine months ended June 30, 2022. The increase in operating cash flow resulted from increased earnings and a reduction in cash used in working capital during the nine months ended June 30, 2023 as compared with the nine months ended June 30, 2022.

Investing Activities

Net cash provided by investing activities was $9.0 million for the nine months ended June 30, 2023, compared to $26.9 million used in investing activities in the nine months ended June 30, 2022. During the nine months ended June 30, 2023, the sale of assets, including the sale of STR, provided cash of $20.4 million, which was partially offset by $11.3 million used for capital expenditures. During the nine months ended June 30, 2022, we used $26.6 million for capital expenditures primarily related to the acquisition of a new operating facility for our Wedlake business, as well as an additional facility to support the growth of our Residential business in Florida.

Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2023 was $101.9 million, compared to $38.7 million provided by financing activities for the nine months ended June 30, 2022. Net cash used in financing activities for the nine months ended June 30, 2023 included net repayments on our credit facility of $82.7 million and $8.2 million used for repurchases of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation. Additionally, we distributed $8.5 million to noncontrolling interests under operating agreements in connection with certain acquisitions. Net cash provided by financing activities for the nine months ended June 30, 2022 included net borrowings on our credit facility of $56.5 million, partly offset by $10.5 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, and distributions of $6.4 million to noncontrolling interests under operating agreements in connection with certain acquisitions.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and in 2019 authorized the repurchase from time to time of up to an additional 1.0 million shares under the program. In December 2022, our Board terminated the remaining authorization under this program, and approved a new $40.0 million share repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 224,013 shares pursuant to our repurchase programs during the nine months ended June 30, 2023.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2023, we did not have any such commitments to purchase materials outstanding. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

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

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Any long-term debt that may be outstanding from time to time under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We had no borrowings outstanding under our revolving credit facility as of June 30, 2023.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 11, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
April 1, 2023 – April 30, 2023	234	$40.00	234	$37,588,964
May 1, 2023 – May 31, 2023	11,748	$48.25	—	$37,588,964
June 1, 2023 – June 30, 2023	—	$—	—	$37,588,964
Total	11,982	$48.09	234	$37,588,964
(1)    The total number of shares purchased includes shares purchased pursuant to the program described in footnote (2) below and shares of common stock repurchased from our employees to satisfy statutory tax withholding requirements upon the vesting of certain stock awards under the Equity Incentive Plan.
(2)    In 2015, our Board authorized a stock repurchase program for the purchase of up to 1.5 million shares of the Company’s common stock from time to time, and in 2019 authorized the repurchase from time to time of up to an additional 1.0 million shares under the program. In December 2022, our Board terminated the existing program, and authorized a new $40 million share repurchase program.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, none of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined under Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2023.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)