Form 10-K
period 2023-09-30
IES Holdings, Inc.
filed 2023-12-07
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 31, 2023, was approximately $356.9 million. On November 30, 2023, there were 20,194,218 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the 2024 Annual Meeting of Stockholders of the Registrant to be held on February 22, 2024, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•the impact of the novel coronavirus (“COVID-19”) pandemic or any future epidemics or pandemics on our business, including the potential for new or continued job site closures or work stoppages, supply chain disruptions, delays in awarding new project bids, construction delays, reduced demand for our services, delays in our ability to collect from our customers, the impact of third party vaccine mandates on employee recruiting and retention, or illness of management or other employees;

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

•the possibility that certain tax benefits of our deferred tax assets may be restricted or reduced by a decrease in the federal tax rate;

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

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Annual Report on Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

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

	Year Ended September 30,
	2023		2022		2021
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$600,776	25.3%	$559,777	25.8%	$445,968	29.0%
Residential	1,279,504	53.8%	1,131,414	52.2%	687,347	44.7%
Infrastructure Solutions	217,353	9.1%	167,113	7.7%	146,980	9.6%
Commercial & Industrial	279,594	11.8%	308,504	14.2%	256,198	16.7%
Total Consolidated	$2,377,227	100.0%	$2,166,808	100.0%	$1,536,493	100.0%

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

Industry Overview
Our Communications segment is driven by demand for computing and storage resources as a result of technology advancements and obsolescence and changes in data consumption patterns. Demand in the data center market remains strong, and we continue to provide structured cabling services for applications such as data centers, distribution centers, and high-tech manufacturing facilities. As technology evolves, we are focused on expanding our capabilities as an integrator of audio-visual and other building technology offerings, which continue to experience strong demand. At September 30, 2023, our Communications business has a record level of backlog. However, if customers in our end markets reduce their capital budgets due to economic, technological or other factors, this could result in a decrease in activity for our Communications segment.

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

Residential

Business Description
Originally established in 1973, our Residential segment is a leading provider of electrical installation services for single-family housing and multi-family apartment complexes, as well as HVAC and plumbing installation services in certain markets, and cable television installations for residential and light commercial applications. The Residential segment also provides services for the installation of residential solar power, both for new construction and existing residences. The Residential segment is made up of 80 total locations, which include the segment headquarters in Houston, Texas. These locations geographically cover the Sun-Belt, Western, Mid-Atlantic and Northeastern regions of the United States.

Industry Overview
Our Residential business is closely correlated to the single and multi-family housing market. Although demand for both single-family and multi-family housing has increased in recent years, due to economic, technological or other factors, there can be no assurance that overall construction and demand will continue to increase in the future. Entering fiscal 2024, we are cautious about demand for single-family housing, as higher interest rates on mortgages and the impacts of inflation on materials and labor costs have resulted in a decline in housing affordability. We also expect a slowing in multi-family housing starts, as changing credit conditions have made it more difficult and more expensive to finance new projects. Although we expect fiscal 2024 multi-family revenues will be supported by our current backlog, the anticipated reduction in multi-family housing starts may impact our ability to maintain current levels of backlog.

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

This segment serves the steel, railroad, marine, petrochemical, pipeline, pulp and paper, wind energy, mining, automotive, power generation, scrap yards, data center, and utility industries. Our Infrastructure Solutions segment is comprised of 12 locations in Alabama, Georgia, Illinois, Indiana, Ohio, Oklahoma and West Virginia, and is headquartered in Massillon, Ohio.

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

This segment provides services for a variety of project types, including office buildings, manufacturing facilities, data centers, wind farms, solar facilities, municipal infrastructure and health care facilities. The Commercial & Industrial segment consists of 16 locations, which includes the segment headquarters in Houston, Texas. Geographically, these locations cover Texas, Nebraska, Oregon, Wisconsin, and the Southeast and Mid-Atlantic regions.

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

SOURCES OF SUPPLY

The raw materials and components we use within our segments include, but are not limited to, electrical fixtures and system components, copper, aluminum, raw steel, and certain plastics. These raw materials and components are generally available from a variety of domestic suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. However, during fiscal 2021 and 2022, supply chain interruptions became increasingly common, primarily as a result of the COVID-19 pandemic and its aftermath. Although supply of most raw materials normalized during fiscal 2023, we continue to experience longer lead times in sourcing certain components. Such delays may lead to project inefficiencies resulting from schedule extensions. We are also exposed to increases in the prices of certain commodities. Our strategy to reduce commodity cost exposure includes early buying of commodities for particular projects or general inventory, as well as including escalation and escape provisions in project bids, quotes and contracts wherever possible. However, such protections are not included in every contract or project, and in such cases, we may not be fully reimbursed for increases in commodity prices by our customers and may be exposed to commodity price volatility on longer-term projects where we have prepaid for commodities.

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

CUSTOMERS

We have a diverse customer base. During the year ended September 30, 2023, one customer accounted for 12.0% of our consolidated revenues and no other customer accounted for more than 10% of our consolidated revenues. No single customer accounted for more than 10% of our consolidated revenues during each of the years ended September 30, 2022 and 2021. We emphasize developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategies and sales activities.

CONTROLLING SHAREHOLDER
A majority of our outstanding common stock is owned by Tontine Associates, L.L.C. ("Tontine Associates") and its affiliates (collectively, “Tontine”). Tontine owns approximately 58 percent of our outstanding common stock based on Amendment No. 27 to the Schedule 13D filed by Tontine with the United States Securities and Exchange Commission (the "SEC") on September 8, 2023, and the Company's shares outstanding as of November 30, 2023. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all of the Company's assets or business segments, or the Company itself. Most of Tontine’s shares are registered for resale on a shelf registration statement filed by the Company with the SEC. Tontine’s sale of all or any portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties and our executive severance plan. For more information, see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

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

	September 30,
	2023			2022
	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog
	(Dollars in millions)
Communications	$369,928	$42,239	$412,167	$322,772	$63,664	$386,436
Residential	414,179	103,657	517,836	404,038	120,119	524,157
Infrastructure Solutions	109,082	240,683	349,765	54,030	120,552	174,582
Commercial & Industrial	250,234	28,010	278,244	186,161	15,113	201,274
Total	$1,143,423	$414,589	$1,558,012	$967,001	$319,448	$1,286,449
(1) Our backlog includes signed agreements and letters of intent that we do not have a legal right to enforce prior to beginning work. These agreements are excluded from remaining performance obligations until work begins.

We expect that $1,091.2 million of our September 30, 2023 backlog will result in revenue during fiscal 2024, with the remaining $466.8 million expected to be realized in fiscal 2025; however, there can be no assurance that this backlog will be completed within expected time frames or at all. The increase in our backlog year over year was primarily driven by strong demand and increased market share within our all segments.

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

CAPITAL FACILITIES
During fiscal year 2023, the Company maintained a revolving credit facility, as further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K. For a discussion of the Company’s capital resources, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K.

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

Our Employees

At September 30, 2023, we had 8,427 employees, of which 8,357 were full-time employees. We are party to two collective bargaining agreements covering fewer than 40 employees within our Infrastructure Solutions segment. We have not experienced, and do not expect, any work stoppage, and we believe that our relationship with our employees is strong.

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

LOCATIONS
As of September 30, 2023, we have 129 domestic locations. In addition to our 2 executive and corporate offices, as of September 30, 2023, we have 19 locations within our Communications business, 80 locations within our Residential business, 12 locations within our

Infrastructure Solutions business and 16 locations within our Commercial & Industrial business. This geographic diversity helps to reduce our exposure to unfavorable economic developments in any given region.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to each executive officer is as follows:

Jeffrey, L. Gendell, 64, has served as the Chief Executive Officer of the Company since October 1, 2020; he previously served as Interim Chief Executive Officer from July 31, 2020 to September 30, 2020. Mr. Gendell has also served as a director and as Chairman of the Board since November 2016. Mr. Gendell is the founder and managing member of Tontine, the majority stockholder of the Company. Mr. Gendell formed Tontine in 1995 and manages all of the investment decisions at the firm. Prior to forming Tontine, Mr. Gendell held senior investment management positions at several other private investment firms, including Odyssey Partners, L.P., and began his career in investment banking over 35 years ago at Smith Barney, Harris Upham & Co., where he was involved in capital markets, corporate finance and M&A activity.

Matthew J. Simmes, 48, was appointed President and Chief Operating Officer of the Company effective December 7, 2023; he previously served as Chief Operating Officer of the Company from December 3, 2021 to December 6, 2023. Mr. Simmes has spent 30 years at IES and its predecessors in a variety of roles. He served as President of IES Communications from January 2017 to December 2021 and as Vice President of Operations of the segment from March 2007 to December 2016.

Tracy A. McLauchlin, 54, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 2015. She previously served as Vice President and Chief Accounting Officer of the Company since February 2014. Prior to joining IES, Ms. McLauchlin served as Vice President and Chief Accounting Officer of Rockwater Energy Solutions, Inc. from June 2011 to November 2013. From June 2004 to June 2011, Ms. McLauchlin was with Dynegy Inc., where she served as Senior Vice President and Controller from March 2009 to June 2011 and from June 2004 to March 2009 served in various other capacities in finance and accounting. She began her career with PricewaterhouseCoopers LLP after receiving her Master of Accounting from Rice University. Ms. McLauchlin is a Certified Public Accountant.

Mary K. Newman, 43, has served as Vice President, General Counsel and Corporate Secretary of the Company since December 2019. Prior to joining IES, Ms. Newman was a Partner with the law firm of Dinsmore & Shohl, LLP from January 2017 to November 2019 and was an Associate from September 2011 to December 2016, where her practice focused on representing public and private companies in corporate transactions, including mergers, acquisitions and dispositions. She began her legal career with the law firm of Sullivan & Cromwell LLP after receiving her J.D. from Harvard Law School and B.A. from Duke University.

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

Much of our revenue is derived from projects that are awarded through a competitive bid process. Contract bidding and negotiations are affected by a number of factors, including our own cost structure and bidding policies. One customer represented approximately 12.0% of our consolidated revenue in fiscal 2023, and we have certain other customers that are also significant to our individual operating segments. It is not possible for us to predict the future level of demand for our services by these customers, and if one or more of them were to significantly delay, reduce or curtail activity, or stop accepting bids from us, it could have a material impact on our operating results. In addition, our ability to secure new contracts depends on our ability to maintain all required electrical, construction, mechanical and business licenses. If we fail to successfully transfer, renew or obtain such licenses where applicable, we may be unable to compete for new business. The failure to bid and be awarded projects, cancellations of projects or delays in project start dates could affect our ability to deploy our assets profitably. Further, when we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. We could experience a decrease in profitability if we are unable to replace canceled, completed or expired contracts with new work.

Our inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions and investments that meet our investment criteria in furtherance of our corporate strategy or the subsequent underperformance of those acquisitions and investments, may adversely impact our future growth and profitability.

Our corporate strategy includes creating shareholder value through acquiring businesses that we believe will strategically complement our existing business segments or acquiring or investing in stand-alone platform companies based in North America. While we believe that acquisitions will provide an opportunity to expand into new or related services, products, end-markets or geographic areas and diversify our revenue and profit streams, potential acquisitions could result in changes in our operations from those historically conducted by us and introduce the requirement for new controls. Alternatively, our failure to diversify from existing markets may limit our future growth. In addition, we have made, and may continue to make, strategic investments in debt or equity securities of publicly traded and privately held companies, including early-stage companies and more established companies. We are subject to risks associated with these investments. In addition, we may have limited ability to dispose of these investments due to lack of an active market for or contractual limitations on our ability to sell a particular investment, and the partial or complete loss of invested capital, and significant changes in the fair value of our investment portfolio could adversely impact our financial results. Further, valuations of non-marketable debt and equity investments are inherently complex due to the lack of readily available market data and may involve subjective judgments and estimates. Some of our past acquisitions and investments have not performed as expected, and there is no assurance that future acquisitions and investments will perform as expected or generate a positive return on investment due to factors we could not predict prior to the acquisition or due to incorrect investment assumptions.

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

The COVID-19 pandemic has adversely impacted our business, and this pandemic, along with other potential public health emergencies, could have a future materially adverse impact on our business, including our financial condition, cash flows and results of operations.

The COVID-19 pandemic and its impact on markets, the supply chain, and availability of labor has had a number of adverse impacts on our results of operations, and it continues to influence trends affecting our business. Although supply of most raw materials normalized during fiscal 2023, we may continue to experience increased prices or longer delivery times for certain materials necessary for our projects.

The impact of the COVID-19 pandemic or any future epidemics, pandemics or other public health emergencies on our business is difficult to predict, but adverse impacts could include the potential for job site closures or work stoppages, supply chain disruptions, delays in awarding new project bids, construction delays, reduced demand for our services, delays in our ability to collect from our customers, or illness of management or other employees.

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

Hazards related to our industry include, but are not limited to, electrocutions, fires, injuries involving ladders, machinery-caused injuries, mechanical failures and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and suspension of operations. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Our insurance does not cover all types or amounts of liabilities. In addition, if our safety record were to substantially deteriorate over time, our customers could cancel our contracts or not award us future business.

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

In all of our businesses, we are subject to potential claims and litigation, including contractual disputes, warranty claims, and claims related to our compliance with legal and regulatory requirements. We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings; such claims and litigation are common in the construction and electrical and mechanical maintenance businesses and may be related to contract delays, changes in the scope of work or alleged defects. There are also inherent claims and litigation risks associated with the number of people that work on construction sites and the fleet of vehicles on the road every day. In our Infrastructure Solutions businesses, we also may be subject to product liability litigation. We also have in the past been, and may in the future be, subject to employment-related claims including workers' compensation, employment discrimination, and wage and hour claims. Claims are sometimes made and lawsuits filed for amounts in excess of their value or in excess of the amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. However, there may be periods of time in which a disproportionate amount of our claims and litigation are concluded in the same quarter or year. If multiple matters are resolved during a given period, then the cumulative effect of these matters may be higher than the ordinary level in any one reporting period. In addition, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings, which could result in significant expense, damage to our reputation and diversion of management’s attention from our business.

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

We have operations throughout the United States and are subject to multiple state and local regulations. In addition, our segments, particularly our Commercial & Industrial segment, may be subject to federal laws and requirements applicable to government contractors. Our 129 locations are located in 28 states, which exposes us to a variety of different state and local laws and regulations, including those pertaining to electrical contractor and other licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. Changes in law, regulations or requirements, or a material failure to comply with any of them, could increase our costs and have other negative impacts on our business by, among other things, increasing costs, harming our reputation and, in some instances, causing us to be in violation of our contractual obligations.

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

We have from time to time experienced cybersecurity incidents, such as ransomware attacks or unauthorized parties gaining access to our information technology systems, and privacy incidents, such as potential exposure of data. While to date such incidents have not had a material impact on our business, there can be no assurance that future incidents would not have an adverse effect on our business or reputation. Additionally, the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the acquired business’s information systems or information handling, privacy and security policies and protocols, which could expose us to unexpected liabilities or make our own systems and data more vulnerable to attack. In addition, data privacy laws and regulations governing the unauthorized disclosure of confidential information may pose compliance challenges and result in additional costs for our businesses. A failure to comply with such laws and regulations could result in penalties or fines, legal liabilities or reputational harm.

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

GAAP accounting requires that goodwill attributable to each of our reporting units be tested at least annually, or when changes in circumstance indicate the carrying value of our reporting units may not be recoverable. At September 30, 2023, we had recorded $92.4 million of goodwill on our Consolidated Balance Sheets. Factors that could lead to impairment of current goodwill in the future include significant adverse changes in the business climate, declines in the financial condition of our business, and actual or projected future operating results affecting the Company as a whole or affecting any particular reporting unit. On an ongoing basis, we expect to perform impairment tests at least annually as of September 30. Impairment adjustments, if any, are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

Risks Relating to Our Common Stock

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine, and Jeffrey Gendell, founder and managing member of Tontine, serves as our Chief Executive Officer and as Chairman of our Board of Directors. Tontine owns approximately 58 percent of the Company’s outstanding common stock based on Amendment No. 27 to the Schedule 13D filed by Tontine with the SEC on September 8, 2023, and the Company's shares outstanding as of November 30, 2023. As a result, Tontine can control most of our affairs, including the election of our directors, who in turn appoint executive management and can control most actions requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all of the Company's assets or business segments or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders or stakeholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company. Pursuant to a resale shelf registration statement filed by the Company, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings as long as the registration statement remains effective and the Company remains eligible to use it, as described further in the registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement. Tontine’s sale of all or any portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties, and our executive severance plan.

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

Our authorized capital includes 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2023, we had 22,049,529 shares of common stock issued, 20,194,218 shares of common stock outstanding and no shares of preferred stock issued or outstanding. As of September 30, 2023, we had the ability to issue 619,735 shares of common stock, including upon the exercise of options, as future grants under our existing equity compensation plans.

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

Investors have increased their emphasis on the environmental, social and governance (“ESG”) practices of companies across all industries, including the environmental impact of operations and human capital management. Certain stockholders use third-party benchmarks or scores to measure a company’s ESG practices when deciding whether to invest in its common stock or engage with the company to require changes to its practices. In addition, our customers may evaluate our ESG practices or require that we adopt certain ESG policies as a condition of awarding contracts.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal controls over financial reporting and disclosure controls and procedures are designed to give reasonable assurance that they are effective and achieve their objectives. We cannot provide absolute assurance that all possible future control issues have been detected. These inherent limitations include the possibility that our judgments can be faulty and that isolated breakdowns can occur because of human error or mistake. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a control system, misstatements due to error could occur without being detected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2023, we maintained branch offices, warehouses, sales facilities and administrative offices at 129 locations. The majority of our facilities are leased. We lease our executive office located in Greenwich, Connecticut and our corporate office located in Houston, Texas. We believe that our properties are adequate for our current needs and that suitable additional or replacement space will be available as required. For a breakdown of our offices by segment, see Item 1. “Business —Operating Segments” of this Annual Report on Form 10-K.

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

As of November 30, 2023, the closing market price of our common stock was $69.97 per share and there were approximately 339 holders of record.

We have never declared or paid dividends on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Stock Repurchase Program
In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and in 2019, authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company's common stock under the stock repurchase program. In December 2022, our Board of Directors terminated our previous stock repurchase program and authorized a new $40 million stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. During the year ended September 30, 2023, we repurchased 224,013 shares of common stock at an average price of $31.06 per share for a total aggregate purchase price of $7.0 million. The Company had $37.6 million remaining under its stock repurchase authorization at September 30, 2023.

The following table presents information with respect to purchases of common stock by the Company during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan
July 1, 2023 – July 31, 2023	—	$—	—	$37,588,964
August 1, 2023 – August 31, 2023	—	$—	—	$37,588,964
September 1, 2023 – September 30, 2023	1,063	$65.87	—	$37,588,964
Total	1,063	$65.87	—	$37,588,964

Five-Year Stock Performance Graph

The graph below compares the cumulative five year total return provided shareholders on IES Holdings, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of four companies that includes Comfort Systems USA Inc., MYR Group Inc., Sterling Infrastructure, Inc. and Primoris (collectively, the “Peer Group”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the Russell 2000 index, and in the peer group on September 30, 2018, and its relative performance is tracked through September 30, 2023.

Comparison of Five Year Cumulative Total Return*
Among IES Holdings, Inc., the Russell 2000 Index, and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
Index Value
2018
2019
2020
2021
2022
2023
IES Holdings, Inc.
Russell 2000
Peer Group

*$100 invested on September 30, 2018 in stock or index, including reinvestment of dividends.

	Year Ended September 30,
	2018	2019	2020	2021	2022	2023
IES Holdings, Inc.	$100.00	$105.59	$162.92	$234.31	$141.64	$337.79
Russell 2000	100.00	91.11	91.47	135.08	103.33	112.56
Peer Group	100.00	86.68	95.08	173.71	164.32	344.56

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

Industry Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, capital spending on data centers, distribution centers, and high-tech manufacturing facilities, demand for back-up power, output levels and equipment utilization at heavy industrial facilities, demand for our rail and infrastructure services and custom engineered products, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) population growth, which will increase the need for commercial and residential facilities, (ii) aging public infrastructure, which must be replaced or repaired, (iii) an increasing demand for data storage, and (iv) increased emphasis on environmental and energy efficiency, which may lead to increased public and private spending. However, there can be no assurance that we will not experience a decrease in demand for our services due to economic, technological or other factors beyond our control, including interest rate increases, increases in the price of copper, aluminum, steel, fuel, electrical components, certain plastics, and other commodity prices and other economic factors, which may reduce the demand for housing in the regions where our Residential division operates, and may impact levels of construction. For a further discussion of the industries in which we operate, please see Item 1. “Business - Operating Segments” of this Annual Report on Form 10-K.

Business Outlook

While there are differences among the Company’s segments, on an overall basis, increased demand for the Company’s services and the Company’s previous investment in growth initiatives and other business-specific factors discussed below resulted in aggregate year-over-year revenue growth in fiscal 2023 as compared to fiscal 2022.

Our business segments each have their own unique set of factors influencing demand for our services. While we are entering the year with strong backlog levels in each of our business segments, we are also closely monitoring weakness in the residential construction market and, more generally, heightened uncertainty regarding the future direction of the overall economy. Heading into fiscal 2024, we are cautious about the impact of a decline in the affordability of housing on demand in our single-family housing business, where we typically do not enter into long-term contracts. In our multi-family housing business, limited availability and increased cost of project financing may have an impact on our backlog as the year progresses. However, we have benefited from improved pricing in a strong non-residential construction market. We remain focused on monitoring costs, improving margins, and capitalizing on opportunities to expand our service lines and gain market share, as many of our markets continue to experience highly competitive margins. Further, we believe our strong balance sheet and flexible operating model position us to navigate challenges we may encounter in a more uncertain economy.

To continue to grow our business, including through acquisitions and the funding of working capital, we may require a significant amount of cash. Our ability to generate cash depends on many externally influenced factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our credit facility, and our ability to raise funds in the capital markets, among many other factors. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next 12 months. We expect our capital expenditures will range from $15 million to $20 million for the year ending on September 30, 2024.

The COVID-19 pandemic and its impact on markets, the supply chain and the labor force continue to be areas of focus for our business as we work to protect our workforce and serve our customers. While the pandemic had less of an impact on our business in fiscal 2023 compared with fiscal 2022, this or any future pandemic or other public health emergency could impact our workforce, customers and suppliers. An inability to procure materials in a timely manner, to complete work on schedule, and to reflect higher materials or labor costs in our pricing to customers has had, and could have in the future, a significant impact on our operating results.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Year Ended September 30,
	2023		2022		2021
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$2,377,227	100.0%	$2,166,808	100.0%	$1,536,493	100.0%
Cost of services	1,932,688	81.3%	1,847,878	85.3%	1,248,495	81.3%
Gross profit	444,539	18.7%	318,930	14.7%	287,998	18.7%
Selling, general and administrative expenses	298,625	12.6%	262,714	12.1%	202,251	13.2%
Contingent consideration	277	—%	277	—%	211	—%
Gain on sale of assets	(14,139)	(0.6)%	(69)	—%	(47)	—%
Operating income	159,776	6.7%	56,008	2.6%	85,583	5.6%
Interest and other expense, net	1,228	0.1%	3,007	0.1%	676	—%
Operating income before income taxes	158,548	6.7%	53,001	2.4%	84,907	5.5%
Provision for income taxes	38,761	1.6%	12,815	0.6%	16,231	1.1%
Net income	119,787	5.0%	40,186	1.9%	68,676	4.5%
Net income attributable to noncontrolling interest	(11,499)	(0.5)%	(5,424)	(0.3)%	(2,018)	(0.1)%
Net income attributable to IES Holdings, Inc.	$108,288	4.6%	$34,762	1.6%	$66,658	4.3%
2023 Compared to 2022

Consolidated revenues for the year ended September 30, 2023, were $210.4 million higher than for the year ended September 30, 2022, an increase of 9.7%, with increases at our Communications, Residential and Infrastructure Solutions operating segments, partially offset by a decrease at our Commercial & Industrial segment. See further discussion below of changes in revenues for our individual segments.

Our overall gross profit percentage increased to 18.7% during the year September 30, 2023, as compared to 14.7% during the year ended September 30, 2022. Gross profit as a percentage of revenue increased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

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

During the year ended September 30, 2023, our selling, general and administrative expenses were $298.6 million, an increase of $35.9 million, or 13.7% over the year ended September 30, 2022, driven by increased personnel costs, primarily at our Residential operating segment in connection with its growth, including higher incentive compensation at the division level as a result of higher earnings. Additionally, our Residential segment recorded severance charges of $3.6 million in connection with a reorganization of its management structure. Selling, general and administrative expenses as a percentage of revenue increased to 12.6% for the year ended September 30, 2023 from 12.1% for the year ended September 30, 2022.

Our results for the year ended September 30, 2023 include a pretax gain of $13.0 million from the sale of STR Mechanical, LLC (“STR”), which previously operated as part of our Commercial & Industrial segment, on October 7, 2022, and a pretax gain of $1.0 million from the sale of excess land at our Infrastructure Solutions segment.

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

Communications

2023 Compared to 2022

	Year Ended September 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$600,776	100.0%	$559,777	100.0%
Cost of services	494,964	82.4%	490,959	87.7%
Gross Profit	105,812	17.6%	68,818	12.3%
Selling, general and administrative expenses	54,344	9.0%	46,717	8.3%
Loss on sale of assets	12	—%	12	—%
Operating Income	51,456	8.6%	22,089	3.9%

Revenue. Our Communications segment’s revenues increased by $41.0 million, or 7.3%, during the year ended September 30, 2023, compared to the year ended September 30, 2022. This increase primarily resulted from increased demand from our high-tech manufacturing and data center customers.

Gross Profit. Our Communications segment’s gross profit during the year ended September 30, 2023, increased $37.0 million, or 53.8%, as compared to the year ended September 30, 2022. Gross profit as a percentage of revenue increased from 12.3% for the year ended September 30, 2022 to 17.6% for the year ended September 30, 2023. The increase in gross profit and gross profit as a percentage of revenue partially reflects the impact of $19.9 million of project losses incurred in the year ended September 30, 2022 resulting from execution issues relating to an expansion into a new, adjacent service area. Although these projects continued to negatively impact our results throughout fiscal 2022, we have since completed all such projects, and are no longer working in this service area. Gross profit also increased as a result of an increase in revenues in the year ended September 30, 2023 compared to the year ended September 30, 2022 as discussed above.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $7.6 million, or 16.3% during the year ended September 30, 2023, as compared to the year ended September 30, 2022. The increase is a result of higher personnel costs including higher incentive compensation as a result of higher earnings, investment in an organizational structure that will enhance the scalability of our business, and higher wages in a competitive labor market. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 9.0% during the year ended September 30, 2023, compared to 8.3% for the year ended September 30, 2022.

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

Gross Profit. Our Communications segment’s gross profit during the year ended September 30, 2022, decreased $16.0 million, or 18.8%, as compared to the year ended September 30, 2021. Gross profit as a percentage of revenue decreased from 19.0% for the year ended September 30, 2021 to 12.3% for the year ended September 30, 2022. During fiscal 2022, we expanded our offerings to our data center customers into a new, adjacent service area; however, we had execution issues and recorded a combined loss of $19.9 million on a series of these projects for the year ended September 30, 2022. As a result of this loss, we are no longer pursuing work in this service area. As of September 30, 2022, our work on such projects was substantially complete. Our operating margins for the year ended September 30, 2022 were also negatively impacted by a shift in our mix of customers, as well as a more competitive bidding environment in the distribution center and warehouse market, which has experienced slowing activity following a period of significant pandemic-related growth. Supply chain challenges and workforce disruptions related to COVID-19 also continued to affect project efficiency. Finally, we continued to invest in hiring and training personnel, particularly in estimating and project management, to grow the business.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $5.3 million, or 12.9% during the year ended September 30, 2022, as compared to the year ended September 30, 2021. The increase is a result of higher personnel costs in connection with the growth of our business, as well as higher wages in an increasingly competitive labor market. We also experienced a more typical level of selling expense for the year ended September 30, 2022 as compared to the year ended September 30, 2021, when travel and other activities were curtailed due to the pandemic. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 8.3% during the year ended September 30, 2022, compared to 9.3% for the year ended September 30, 2021, as we benefited from the scale of our operations.

Residential

2023 Compared to 2022

	Year Ended September 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,279,504	100.0%	$1,131,414	100.0%
Cost of services	1,026,524	80.2%	928,161	82.0%
Gross Profit	252,980	19.8%	203,253	18.0%
Selling, general and administrative expenses	169,737	13.3%	144,100	12.7%
Contingent consideration	277	—%	277	—%
Loss on sale of assets	69	—%	20	—%
Operating Income	82,897	6.5%	58,856	5.2%

Revenue. Our Residential segment’s revenues increased by $148.1 million, or 13.1%, during the year ended September 30, 2023, as compared to the year ended September 30, 2022. The increase was driven by the impact of price increases in connection with higher materials costs and continued strong demand, particularly in the Florida single-family market. Revenue in our single-family business increased by $135.8 million for the year ended September 30, 2023, compared to the year ended September 30, 2022, while multi-family and other revenue increased by $12.3 million.

Gross Profit. During the year ended September 30, 2023, our Residential segment gross profit increased by $49.7 million, or 24.5%, as compared to the year ended September 30, 2022. The increase in gross profit was driven primarily by increased activity, as well as the impact of price increases and an easing of supply chain challenges that impacted prior year efficiency. Gross margin as a percentage of revenue increased to 19.8% during the year ended September 30, 2023 from 18.0% for the year ended September 30, 2022, as prior year gross margins were negatively impacted by higher labor and material costs, but improved incrementally throughout fiscal year 2022 as pricing actions were implemented.

Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $25.6 million, or 17.8%, during the year ended September 30, 2023, compared to the year ended September 30, 2022. The increase was driven primarily by higher personnel costs in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses for the year ended September 30, 2023 also included the $3.6 million of severance charges discussed above, as we reorganized the segment's management structure. We also incurred other discrete expenses in the year ended September 30, 2023 in connection with implementing this reorganization as we began combining multiple administrative facilities into a single location and consolidating several underperforming branches. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased to 13.3% during the year ended September 30, 2023, from 12.7% during the year ended September 30, 2022.

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

Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $51.3 million, or 55.3%, during the year ended September 30, 2022, compared to the year ended September 30, 2021. Selling, general and administrative expenses incurred at the businesses acquired during fiscal 2021, including amortization of intangible assets, contributed $21.3 million of the increase. The remaining increase was driven by higher personnel costs in connection with business growth, including incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 12.7% during the year ended September 30, 2022, from 13.5% during the year ended September 30, 2021, as we benefited from the increased scale of our operations.

Infrastructure Solutions

2023 Compared to 2022

	Year Ended September 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$217,353	100.0%	$167,113	100.0%
Cost of services	162,905	74.9%	138,444	82.8%
Gross Profit	54,448	25.1%	28,669	17.2%
Selling, general and administrative expenses	26,260	12.1%	25,129	15.0%
Gain on sale of assets	(1,029)	(0.5)%	(46)	—%
Operating Income	29,217	13.4%	3,586	2.1%

Revenue. Revenues in our Infrastructure Solutions segment increased by $50.2 million, or 30.1% during the year ended September 30, 2023 compared to the year ended September 30, 2022. The increase in revenue was driven primarily by increased demand at our generator enclosure business.

Gross Profit. Our Infrastructure Solutions segment’s gross profit for the year ended September 30, 2023, increased by $25.8 million, or 89.9%, as compared to the year ended September 30, 2022. Gross profit for the year ended September 30, 2022 was negatively impacted by supply chain disruptions, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the relocation of our Tulsa, Oklahoma operation to a new, larger facility in order to accommodate increased demand for our generator enclosure products. Additionally, gross profit for the year ended September 30, 2023 was positively impacted by an increase in revenues from our generator enclosure business as discussed above, as well as improved operating margins in our custom power solutions business. Gross profit as a percent of revenue increased to 25.1% for the year ended September 30, 2023 compared to 17.2% for the year ended September 30, 2022.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2023, increased $1.1 million, or 4.5%, compared to the year ended September 30, 2022. Selling, general and administrative expenses as a percentage of revenue decreased from 15.0% for the year ended September 30, 2022, to 12.1% for the year ended September 30, 2023 as we benefited from the scale of our operations.

Gain on Sale of Assets. Our results for the year ended September 30, 2023 included a $1.0 million gain from the sale of a portion of the property on which one of our operating facilities is located. The sale of this excess land will have no impact on the operations of the facility.

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

Commercial & Industrial

2023 Compared to 2022

	Year Ended September 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$279,594	100.0%	$308,504	100.0%
Cost of services	248,295	88.8%	290,314	94.1%
Gross Profit	31,299	11.2%	18,190	5.9%
Selling, general and administrative expenses	25,225	9.0%	30,557	9.9%
Gain on sale of assets	(13,198)	(4.7)%	(55)	—%
Operating Income (Loss)	19,272	6.9%	(12,312)	(4.0)%

Revenue. Revenues in our Commercial & Industrial segment decreased $28.9 million, or 9.4%, during the year ended September 30, 2023, compared to the year ended September 30, 2022. The decrease is primarily due to the sale of our STR business in October 2022, which contributed revenue of $18.3 million for the year ended September 30, 2022. The decrease in revenues was also the result of a planned reduction in activity at an underperforming branch where we incurred substantial losses in fiscal 2022.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2023 increased by $13.1 million, or 72.1%, as compared to the year ended September 30, 2022. Gross profit for the year ended September 30, 2022 included project losses of $16.7 million due to execution issues on two projects at one underperforming branch. The benefit of improved project execution in 2023 was partially offset by the sale of STR in October 2022, which contributed gross profit of $4.9 million for the year ended September 30, 2022. Gross profit as a percentage of revenue increased from 5.9% for the year ended September 30, 2022, to 11.2% for the year ended September 30, 2023.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2023 decreased $5.3 million, or 17.4%, compared to the year ended September 30, 2022. The decrease was driven primarily by the sale of STR in October 2022, which recorded branch-level selling, general and administrative expense of $4.2 million for the year ended September 30, 2022. Additionally, selling, general and administrative expenses for the year ended September 30, 2022 included $2.3 million of reserves in connection with legal matters related to certain contractual disputes. Selling, general and administrative expenses as a percentage of revenue decreased from 9.9% for the year ended September 30, 2022 to 9.0% for the year ended September 30, 2023.

Gain on Sale of Assets. As discussed above, our results for the year ended September 30, 2023 include a pretax gain on sale of $13.0 million from the sale of STR in October 2022.

2022 Compared to 2021

	Year Ended September 30,
	2022		2021
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$308,504	100.0%	$256,198	100.0%
Cost of services	290,314	94.1%	227,704	88.9%
Gross Profit	18,190	5.9%	28,494	11.1%
Selling, general and administrative expenses	30,557	9.9%	28,172	11.0%
Gain on sale of assets	(55)	—%	(92)	—%
Operating Income (Loss)	(12,312)	(4.0)%	414	0.2%

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

INTEREST AND OTHER EXPENSE, NET

	Year Ended September 30,
	2023	2022	2021
	(In thousands)
Interest expense	$2,754	$2,771	$764
Deferred financing charges	268	199	198
Total interest expense	3,022	2,970	962
Other (income) expense, net	(1,794)	37	(286)
Total interest and other expense, net	1,228	3,007	676

During the year ended September 30, 2023, we incurred interest expense of $3.0 million primarily comprised of interest expense on an average outstanding balance of $26.9 million under our revolving credit facility and on our finance lease agreements, in addition to fees on an average letter of credit balance of $4.7 million under our revolving credit facility and an average unused line of credit balance of $117.8 million. Interest expense in the year ended September 30, 2023 remained relatively consistent compared to the year ended September 30, 2022 as a decrease in interest expense incurred on our revolving credit facility resulting from a lower average outstanding balance was offset by an increase in interest expense related to a higher volume of active finance leases. Other income of $1.8 million in the year ended September 30, 2023 was primarily the result of gains on investments in equity securities of $1.0 million.

During the year ended September 30, 2022, we incurred interest expense of $3.0 million primarily comprised of interest expense on an average outstanding balance of $82.3 million under our revolving credit facility, in addition to fees on an average letter of credit balance of $4.5 million under our revolving credit facility and an average unused line of credit balance of $49.2 million.

During the year ended September 30, 2021, we incurred interest expense of $1.0 million primarily comprised of interest expense from our revolving credit facility and fees on an average letter of credit balance of $5.7 million under our revolving credit facility and an average unused line of credit balance of $77.4 million.

PROVISION FOR INCOME TAXES

For the year ended September 30, 2023, we recorded income tax expense of $38.8 million, which reflects a higher pretax income than in the year ended September 30, 2022.

For the year ended September 30, 2022, we recorded income tax expense of $12.8 million, which reflects a $0.8 million benefit related to the recognition of previously unrecognized tax benefits.

For the year ended September 30, 2021, we recorded income tax expense of $16.2 million, which reflects a $5.1 million benefit related to the recognition of previously unrecognized tax benefits.

WORKING CAPITAL

During the year ended September 30, 2023, working capital exclusive of cash decreased by $2.8 million from September 30, 2022, reflecting a $4.1 million decrease in current assets excluding cash and a $1.3 million decrease in current liabilities during the period.

During the year ended September 30, 2023, our current assets exclusive of cash decreased to $595.5 million, as compared to $599.6 million as of September 30, 2022. A decrease in activity at our Commercial & Industrial business, which generally has longer customer payment terms than our other operating segments, as well as the collection of aged receivables related to prior year contractual disputes, drove a $6.9 million decrease in trade accounts receivable. Days sales outstanding decreased to 51 at September 30, 2023 from 58 at September 30, 2022. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value. Additionally, prepaid expenses and other current assets decreased by $4.9 million as a result of the recognition of certain prepaid expenses as of September 30, 2022 and the timing of payments of project costs. These decreases were partially offset by an $11.9 million increase in retainage as a result of increased activity in our Residential multi-family business.

During the year ended September 30, 2023, our total current liabilities decreased by $1.3 million to $400.6 million, compared to $401.9 million as of September 30, 2022, driven by a decrease in business activity at our Commercial & Industrial business, the timing of payments by our Residential and Communications segments, and remittance of all remaining payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). These decreases were largely offset by an increase in billings in excess of costs and estimated earnings driven by increased activity in our Residential multi-family business.

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

As is common in the surety industry, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. We believe that our relationships with our sureties will allow us to provide surety bonds as they are required. However, current market conditions, as well as changes in our sureties' assessment of our operating and financial risk, could cause our sureties to decline to issue bonds for our work. If our sureties decline to issue bonds for our work, our alternatives will include posting other forms of collateral for project performance, such as letters of credit or cash, seeking bonding capacity from other sureties, or engaging in more projects that do not require surety bonds. In addition, if we are awarded a project for which a surety bond is required but we are unable to obtain a surety bond, the result could be a claim for damages by the customer for the costs of replacing us with another contractor.

We believe the bonding capacity currently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of September 30, 2023, the estimated cost to complete our bonded projects was approximately $151.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, we had cash and cash equivalents of $75.8 million and $142.8 million of availability under our revolving credit facility. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our revolving credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our revolving credit facility or raise funds in the capital markets, if needed.

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

As of September 30, 2023, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

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

At September 30, 2023, our Liquidity was $218.5 million, our Excess Availability was $142.8 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 6.3:1.0.

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

At September 30, 2023, we had $4.2 million in outstanding letters of credit and no outstanding borrowings under our revolving credit facility.

Investments

From time to time, the Company invests in non-controlling positions in the debt or equity securities of other businesses. Our Board of Directors has approved an investment policy that, after taking into consideration the liquidity required to support and invest in the Company's operations, permits the Company to invest in marketable securities, including equities and fixed income securities that can be easily bought and sold on a public market, and non-marketable securities, including equity and fixed income investments in private companies as well as private investments in public companies, subject to size limits and required approvals for certain investments.

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

Operating activities provided net cash of $153.9 million during the year ended September 30, 2023, as compared to $16.3 million of net cash provided in the year ended September 30, 2022. The increase in operating cash flow resulted primarily from increased earnings and a reduction in cash used in working capital during the year ended September 30, 2023 compared to the year ended September 30, 2022

Operating activities provided net cash of $16.3 million during the year ended September 30, 2022, as compared to $37.9 million of net cash provided in the year ended September 30, 2021. The decrease in operating cash flow resulted from lower earnings and an increase in working capital, particularly due to increased trade accounts receivable and inventory during the year ended September 30, 2022 in support of the growth of the business. We also remitted $7.0 million of payroll taxes previously deferred under the CARES Act.

Investing Activities

Net cash provided by investing activities was $2.8 million for the year ended September 30, 2023, compared to $29.5 million of net cash used in investing activities in the year ended September 30, 2022. During the year ended September 30, 2023, the sale of assets, including the sale of STR, provided cash of $20.6 million, which was partially offset by $17.7 million used for capital expenditures. Investing activities for the year ended September 30, 2022 include $29.3 million of capital expenditures primarily related to the acquisition of a new operating facility for our Wedlake business, as well as an additional facility to support the growth of our Residential business in Florida.

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

Financing Activities

Net cash used in financing activities was $105.8 million in the year ended September 30, 2023. Net cash used in financing activities for the year ended September 30, 2023 included net repayments on our credit facility of $82.7 million, distributions to noncontrolling interests of $11.5 million under operating agreements in connection with certain acquisitions, and $8.3 million used for the repurchase of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

Net cash provided by financing activities was $15.0 million in the year ended September 30, 2022. Net cash provided by financing activities for the year ended September 30, 2022 included net borrowing on our credit facility of $42.3 million, partly offset by $18.6 million used for the repurchase of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation. Additionally, we distributed $7.0 million to noncontrolling interests under operating agreements in connection with certain acquisitions.

Net cash provided by financing activities was $31.2 million in the year ended September 30, 2021. For the year ended September 30, 2021, we borrowed a net $40.0 million on our revolving credit facility. In addition, we used $7.0 million to repurchase our shares under our stock repurchase program, as well as to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

CONTROLLING SHAREHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, "Tontine") is the Company's controlling stockholder, owning approximately 58 percent of the Company’s outstanding common stock based on Amendment No. 27 to the Schedule 13D filed by Tontine with the SEC on September 8, 2023 and the Company's shares outstanding as of November 30, 2023. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

We are a party to a sublease agreement with Tontine Associates for corporate office space in Greenwich, Connecticut. In December 2022, the Company entered into an amendment of the sublease agreement, which was set to terminate on February 28, 2023, to extend the term of the agreement through August 31, 2024 and to increase the monthly payments from approximately $8 thousand to approximately $9 thousand effective March 1, 2023. The lease has terms at market rates, and payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord.

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

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2023, $4.2 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2023, we did not have any such firm commitments to purchase materials outstanding.

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
Accordingly, we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, accounting for business combinations, and estimation of the valuation allowance for deferred tax assets and unrecognized tax benefits. These accounting policies, as well as others, are described in Note 2, “Summary of Significant Accounting Policies” in the notes to our Consolidated Financial Statements and at relevant sections in this discussion and analysis.

Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, approximately 89.8% of our revenues are based on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). Approximately 10.2% of our revenues are earned from contracts where we are paid on a time and materials basis. Our most significant cost drivers are the cost of labor and materials. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year.
We complete most of our projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method. Revenues recognized on a percentage-of-completion basis, all of which are fixed price or cost plus arrangements, comprised approximately 52% of our total revenue for the year ended September 30, 2023. The percentage-of-completion method for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2023, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient taxable income to realize its $20.4 million of deferred tax assets. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
An inability to generate sufficient taxable income in future periods to realize our deferred tax assets may lead to a future need for a valuation allowance and a corresponding reduction in GAAP net income. In addition, any reduction in the federal statutory tax rate in the future could also cause a reduction in the economic benefit of the deferred tax assets available to us and a corresponding charge to reduce the book value of the deferred tax asset recorded on our Consolidated Balance Sheets.
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
The tax years ended September 30, 2020 and forward are subject to federal audit as are prior tax years, to the extent of unutilized net operating losses generated in those years.
We anticipate that approximately $6.6 million in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominantly due to the expiration of the statutes of limitation for unrecognized tax benefits.
New Accounting Pronouncements. Recent accounting pronouncements are described in Note 2, “Summary of Significant Accounting Policies — New Accounting Pronouncements” in the notes to our Consolidated Financial Statements and at relevant sections in this discussion and analysis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to any debt obligations we may incur on our credit facility. For additional information see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We had no borrowings outstanding under our revolving credit facility as of September 30, 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IES Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IES Holdings, Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 7, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition for certain fixed-price construction contracts
Description of the Matter
As described in Notes 2 and 4 to the consolidated financial statements, the Company principally recognizes revenue on construction contracts over time using costs incurred as a percentage of the estimated total costs at completion to determine the extent of progress of performance obligations. Revenue recognition under this method is subject to judgment as the determination of progress towards completion requires management to prepare estimates of the total project costs to complete.

Auditing management’s estimate of the progress towards completion for certain projects which are structured under fixed-price arrangements, and which are larger in size and longer in duration, was complex and subjective, requiring considerable judgment to evaluate management’s determination of the forecasted costs to complete, specifically as it relates to labor.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s cost estimating process, including controls over management’s review of cost estimates for significant inputs such as labor.

Our audit procedures included, among others, evaluating the appropriate application of the Company’s revenue recognition method; testing significant assumptions used to develop the estimated cost to complete; and testing the completeness and accuracy of the underlying data. To assess the reasonableness of management’s estimated costs, we performed audit procedures that included, among others, agreeing the estimates to supporting documentation; conducting interviews with project personnel; attending select project review meetings; and performing sensitivity analyses or retrospective review using historical actual costs and trends.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002
Houston, Texas
December 7, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IES Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited IES Holdings, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IES Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated December 7, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Houston, Texas
December 7, 2023

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Information)

	September 30,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,770	$24,848
Accounts receivable:
Trade, net of allowance	363,836	370,726
Retainage	76,934	65,065
Inventories	95,655	96,333
Costs and estimated earnings in excess of billings	48,620	52,076
Prepaid expenses and other current assets	10,481	15,350
Total current assets	671,296	624,398
Property and equipment, net	63,410	54,426
Goodwill	92,395	92,395
Intangible assets, net	56,208	71,936
Deferred tax assets	20,383	20,519
Operating right of use assets	61,761	55,890
Other non-current assets	16,147	15,145
Total assets	$981,600	$934,709
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	296,797	316,950
Billings in excess of costs and estimated earnings	103,771	84,936
Total current liabilities	400,568	401,886
Long-term debt	—	81,628
Operating long-term lease liabilities	42,098	38,144
Other tax liabilities	22,047	9,893
Other non-current liabilities	16,951	12,677
Total liabilities	481,664	544,228
Noncontrolling interest	49,951	29,193
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,194,218 and 20,341,900 outstanding, respectively	220	220
Treasury stock, at cost, 1,855,311 and 1,707,629 shares, respectively	(49,450)	(44,000)
Additional paid-in capital	203,431	201,871
Retained earnings	295,784	203,197
Total stockholders’ equity	449,985	361,288
Total liabilities and stockholders’ equity	$981,600	$934,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)

	Year Ended September 30,
	2023	2022	2021
Revenues	$2,377,227	$2,166,808	$1,536,493
Cost of services	1,932,688	1,847,878	1,248,495
Gross profit	444,539	318,930	287,998
Selling, general and administrative expenses	298,625	262,714	202,251
Contingent consideration	277	277	211
Gain on sale of assets	(14,139)	(69)	(47)
Operating income	159,776	56,008	85,583
Interest and other (income) expense:
Interest expense	3,022	2,970	962
Other (income) expense, net	(1,794)	37	(286)
Income from operations before income taxes	158,548	53,001	84,907
Provision for income taxes	38,761	12,815	16,231
Net income	119,787	40,186	68,676
Net income attributable to noncontrolling interest	(11,499)	(5,424)	(2,018)
Comprehensive income attributable to IES Holdings, Inc.	$108,288	$34,762	$66,658

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$4.58	$1.45	$3.19
Diluted	$4.54	$1.44	$3.15

Shares used in the computation of earnings per share:
Basic	20,196,850	20,667,745	20,790,307
Diluted	20,413,032	20,894,625	21,086,432

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2020	22,049,529	$220	(1,287,134)	$(24,499)	$200,587	$107,005	$283,313
Issuance of share-based compensation	—	—	140,660	2,737	(2,737)	—	—
Acquisition of treasury stock	—	—	(170,524)	(7,538)	527	—	(7,011)
Non-cash compensation	—	—	—	—	3,522	—	3,522
Increase in noncontrolling interest	—	—	—	—	—	(315)	(315)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(214)	(214)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	66,658	66,658
BALANCE, September 30, 2021	22,049,529	$220	(1,316,998)	$(29,300)	$201,899	$173,134	$345,953
Issuance of share-based compensation	—	—	157,167	3,638	(3,638)	—	—
Acquisition of treasury stock	—	—	(556,798)	(18,556)	—	—	(18,556)
Options exercised	—	—	9,000	218	(165)	—	53
Non-cash compensation	—	—	—	—	3,775	—	3,775
Increase in noncontrolling interest	—	—	—	—	—	(4,699)	(4,699)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	34,762	34,762
BALANCE, September 30, 2022	22,049,529	$220	(1,707,629)	$(44,000)	$201,871	$203,197	$361,288
Issuance of share-based compensation	—	—	105,755	2,764	(2,764)	—	—
Acquisition of treasury stock	—	—	(256,437)	(8,294)	10	—	(8,284)
Options exercised	—	—	3,000	80	(58)	—	22
Non-cash compensation	—	—	—	—	4,372	—	4,372
Increase in noncontrolling interest	—	—	—	—	—	(15,701)	(15,701)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	108,288	108,288
BALANCE, September 30, 2023	22,049,529	$220	(1,855,311)	$(49,450)	$203,431	$295,784	$449,985

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,787	$40,186	$68,676
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (benefit)	(120)	3,141	1,216
Deferred financing cost amortization	268	199	198
Depreciation and amortization	29,407	25,468	21,914
Gain on sale of assets	(14,139)	(69)	(47)
Non-cash compensation expense	4,372	3,775	3,522
Deferred income tax expense (benefit)	5,185	(31)	11,724
Changes in operating assets and liabilities
Accounts receivable	2,917	(87,160)	(55,371)
Inventories	(1,142)	(27,760)	(30,517)
Costs and estimated earnings in excess of billings	3,456	(8,688)	(13,451)
Prepaid expenses and other current assets	(7,322)	(18,609)	(9,226)
Other non-current assets	2,067	(3,006)	703
Accounts payable and accrued expenses	(10,047)	67,128	30,623
Billings in excess of costs and estimated earnings	19,051	22,450	6,746
Other non-current liabilities	162	(762)	1,214
Net cash provided by operating activities	153,902	16,262	37,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,667)	(29,255)	(7,401)
Proceeds from sales of assets	20,602	219	295
Cash paid in conjunction with equity investments	(165)	(500)	—
Cash paid in conjunction with business combinations or dispositions	—	—	(92,463)
Net cash provided by (used in) investing activities	2,770	(29,536)	(99,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	2,381,562	1,924,469	1,318,530
Repayments of debt	(2,464,221)	(1,882,148)	(1,278,204)
Cash paid for finance leases	(3,338)	(1,801)	(648)
Purchase of noncontrolling interest	—	—	(1,188)
Distribution to noncontrolling interest	(11,491)	(7,000)	(311)
Purchase of treasury stock	(8,284)	(18,556)	(7,006)
Options exercised	22	53	—
Net cash provided by (used in) financing activities	(105,750)	15,017	31,173
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,922	1,743	(30,472)
CASH, CASH EQUIVALENTS, beginning of period	24,848	23,105	53,577
CASH, CASH EQUIVALENTS, end of period	$75,770	$24,848	$23,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,089	$3,068	$738
Cash paid for income taxes (net)	$12,056	$3,953	$5,062

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Property and equipment acquired in exchange for liabilities	$4,712	$—	$—
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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in accounting for business combinations, stock-based compensation, reserves for legal matters, and realizability of deferred tax assets and unrecognized tax benefits.

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
Inventories consist of raw materials, work in process, finished goods, and parts and supplies held for use in the ordinary course of business. Inventory is valued at the lower of cost or net realizable value generally using the first-in, first-out (FIFO) method. When circumstances dictate, we write down inventory to its estimated net realizable value based on assumptions about future demand, market conditions, plans for disposal, and physical condition of the product. Where shipping and handling costs on inventory purchases are borne by us, these charges are included in inventory and charged to cost of services upon use in our projects or the providing of services.

Property and Equipment
Additions of property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or the estimated useful life of the asset. Costs associated with software developed or obtained for internal use, including third party development fees incurred during the application development stage and software licenses, are capitalized and amortized on a straight-line basis over the estimated useful life of the software.

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

Debt Issuance Costs
Debt issuance costs are included as a reduction of our debt outstanding, or alternately classified within other non-current assets if we have no borrowings drawn on our credit facility at the balance sheet date, and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $268, $199 and $198, respectively, for the years ended September 30, 2023, 2022 and 2021. Remaining unamortized capitalized debt issuance costs were $836 and $1,031 at September 30, 2023, and 2022, respectively.

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

We recognize revenue on project contracts over time using the percentage of completion method. Project contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements can result in change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover additional costs that have not been resolved through change orders with the customer. We do not recognize revenue or margin based on change orders or claims if it is probable such revenue will be reversed. The amount of revenue associated with unapproved change orders and claims was immaterial for the years ended September 30, 2023, 2022 and 2021. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in project contracts are typically due upon completion of the contracts and acceptance by the customer. Based on our experience, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

Certain divisions in the Residential and Infrastructure Solutions segments recognize revenue at the completion of the contract ("completed contract") under the right to invoice practical expedient because the duration of their contracts is short in nature. We recognize revenue on completed contracts when the project is complete and billable to the customer.

Accounts Receivable and Allowance for Credit Losses
As described below under “Accounting Standards Recently Adopted”, we adopted the new accounting standard for measuring credit losses effective October 1, 2020. We record accounts receivable for all amounts billed and not collected and amounts for which we have an unconditional right to bill our customers. Additionally, we provide an allowance for credit losses based on historical company-specific uncollectable accounts, as well as current and expected market conditions. From time to time, we establish additional allowance for credit losses for financial asset balances with specific customers where collectability has been determined to be improbable based on specific facts and circumstances. Such allowances are established as deemed necessary in the period such determination is made. As is common in our industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. Our allowance for credit losses at September 30, 2023 and 2022 was $1,649 and $5,361, respectively.

In calculating our expected credit losses, we consider trade receivables, retainage, and costs and estimated earnings in excess of billings, all of which constitute a homogenous portfolio, and therefore, to measure the expected credit loss, they are grouped together.

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

We evaluate valuation allowances established for deferred tax assets for which future realization is uncertain on a quarterly basis. In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. At September 30, 2023, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient taxable income to realize net deferred tax assets of $20,383. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from these estimates, our results could be affected.

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

Noncontrolling Interest
In connection with our acquisitions of Edmonson Electric, LLC (“Edmonson”) and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, NEXT Electric, LLC (“NEXT”) in fiscal 2017, and STR Mechanical, LLC (“STR”) in fiscal 2016, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party sellers. The interests retained by those third party sellers are identified on our Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date.
During the year ended September 30, 2021, we acquired the noncontrolling interest in STR for $1,188. We sold 100% of our interests in STR in October 2022. If all of the noncontrolling interests remaining outstanding at September 30, 2023 had been redeemable at that date, the redemption amount would have been $49,951. For the year ended September 30, 2023, we recorded a decrease to Retained Earnings of $15,701 to increase the carrying amount of noncontrolling interest in NEXT, Edmonson and Bayonet to their redemption amounts. For the year ended September 30, 2022, we recorded a decrease to Retained Earnings of $4,699 to increase the carrying amount of noncontrolling interest in NEXT and Edmonson to their redemption amounts.

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

Upon commencement of the lease, we recognize a lease liability and corresponding right-of-use (“ROU”) asset for all leases with an initial term greater than twelve months. Lease liabilities represent the present value of our future lease payments over the expected lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate as the discount rate in calculating the present value of the lease payments. The incremental borrowing rate is determined by identifying a synthetic credit rating for the consolidated company, where treasury functions are centrally managed, and adjusting the interest rates from associated indexes for differences in credit risk and interest rate risk. We have elected to combine the lease and nonlease components in the recognition of our lease liabilities across all classes of underlying assets. ROU assets represent our right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability with adjustments for prepaid or accrued rent, lease incentives or unamortized initial direct costs. Costs associated with ROU assets are recognized on a straight-line basis over the term of the lease. Our lease assets are tested for impairment in the same manner as long-lived assets used in operations.

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

3. CONTROLLING SHAREHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”) is the Company's controlling stockholder, owning approximately 58 percent of the Company’s outstanding common stock based on Amendment No. 27 to the Schedule 13D filed by Tontine with the SEC on September 8, 2023 and the Company's shares outstanding as of November 30, 2023. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

In our Residential Single-family business and our Infrastructure Solutions Industrial Services business, our contracts are generally in the form of purchase orders issued to us by the customer. We recognize revenue upon completion of the services specified in the purchase order.

We recognize revenue over time for the majority of the services we perform other than the Residential Single-family and Infrastructure Solutions Industrial Services businesses, as (i) control continuously transfers to the customer as work progresses at a project location controlled by the customer and (ii) we have the right to bill the customer as costs are incurred. Within our Infrastructure Solutions Custom Power Solutions business, we often perform work inside our own facilities, where control does not continuously transfer to the customer as work progresses. In such cases, we evaluate whether the work performed creates an asset with alternative use to the Company and whether we have the right to bill the customer as costs are incurred. Such assessment involves an evaluation of contractual termination clauses. Where we are creating an asset with no alternative use and we have a contractual right to payment for work performed to date, we recognize revenue over time. If we do not have such a right, we recognize revenue upon completion of the contract, when control of the work transfers to the customer.

For arrangements where we recognize revenue over time, we use the percentage of completion method of accounting under which revenue recognized is measured principally by the costs incurred and accrued to date for each contract as a percentage of the estimated total cost for each contract at completion. Contract costs include all direct material, labor and indirect costs related to contract performance. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments.

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

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the years ended September 30, 2023, 2022 and 2021 was derived from the following activities. See details in the following tables:

	Year Ended September 30,
	2023	2022	2021
Communications	$600,776	$559,777	$445,968
Residential
Single-family	961,271	825,505	454,449
Multi-family and Other	318,233	305,909	232,898
Total Residential	1,279,504	1,131,414	687,347
Infrastructure Solutions
Industrial Services	46,091	65,686	44,427
Custom Power Solutions	171,262	101,427	102,553
Total Infrastructure Solutions	217,353	167,113	146,980
Commercial & Industrial	279,594	308,504	256,198
Total Revenue	$2,377,227	$2,166,808	$1,536,493

	Year Ended September 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$404,684	$1,279,504	$210,547	$241,159	$2,135,894
Time-and-material	196,092	—	6,806	38,435	241,333
Total revenue	$600,776	$1,279,504	$217,353	$279,594	$2,377,227

	Year Ended September 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$367,513	$1,131,414	$159,994	$282,522	$1,941,443
Time-and-material	192,264	—	7,119	25,982	225,365
Total revenue	$559,777	$1,131,414	$167,113	$308,504	$2,166,808

	Year Ended September 30, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$327,496	$687,347	$139,532	$243,546	$1,397,921
Time-and-material	118,472	—	7,448	12,652	138,572
Total revenue	$445,968	$687,347	$146,980	$256,198	$1,536,493

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of September 30, 2023, accounts receivable included $4,523 of unbilled receivables for which we have an unconditional right to bill.

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

During the years ended September 30, 2023 and 2022, we recognized revenue of $82,520 and $52,683 related to our contract liabilities at October 1, 2022 and 2021, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the years ended September 30, 2023, 2022 and 2021.
Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At September 30, 2023, we had remaining performance obligations of $1,143,423. The Company expects to recognize revenue on approximately $921,656 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the year ended September 30, 2023, net revenue recognized from our performance obligations satisfied in previous periods was not material.
5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years			Year Ended September 30,
				2023	2022
Land	N/A			$4,181	$4,569
Buildings and improvements	5	-	20	33,753	32,477
Machinery and equipment	3	-	10	65,787	55,917
Information systems	2	-	8	14,508	8,699
Furniture and fixtures	5	-	7	2,507	2,239
Property and equipment, gross				$120,736	$103,901
Less-Accumulated depreciation				(58,693)	(50,014)
Construction in progress				1,367	539
Property and equipment, net				$63,410	$54,426
Depreciation expense, including amortization of internal-use software, was $12,121, $10,073 and $8,090, respectively, for the years ended September 30, 2023, 2022 and 2021.

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

The following table reconciles the components of the basic and diluted earnings per share for the years ended September 30, 2023, 2022 and 2021:

	Year Ended September 30,
	2023	2022	2021
Numerator:
Net income attributable to IES Holdings, Inc.	$108,288	$34,762	$66,658
Increase in noncontrolling interest	(15,701)	(4,695)	(315)
Net income attributable to restricted shareholders of IES Holdings, Inc.	(11)	(21)	(56)
Net income attributable to common shareholders of IES Holdings, Inc.	$92,576	$30,046	$66,287

Denominator:
Weighted average common shares outstanding — basic	20,196,850	20,667,745	20,790,307
Effect of dilutive stock options and non-vested securities	216,182	226,880	296,125
Weighted average common and common equivalent shares outstanding — diluted	20,413,032	20,894,625	21,086,432

Earnings per share attributable to common shareholders of IES Holdings, Inc.:
Basic	$4.58	$1.45	$3.19
Diluted	$4.54	$1.44	$3.15

For the years ended September 30, 2023, 2022 and 2021, the average price of our common stock exceeded the exercise price of outstanding stock options; therefore, all of our outstanding stock options were included in the computation of diluted earnings per share. For the years ended September 30, 2023, 2022 and 2021, there were no other unvested performance awards excluded from the calculation of diluted earnings per share because the inclusion of such instruments would have been anti-dilutive.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consist of the following:

	September 30,
	2023	2022
Accounts payable, trade	$138,591	$184,963
Accrued compensation and benefits	90,667	75,190
Accrued insurance liabilities	7,726	7,693
Current operating lease liabilities	19,496	17,319
Other accrued expenses	40,317	31,785
	$296,797	$316,950

Other non-current assets are comprised of the following:

	September 30,
	2023	2022
Executive Savings Plan assets	$783	$706
Securities and equity investments	675	2,447
Right of use asset - finance leases	12,344	10,246
Other	2,345	1,746
Total	$16,147	$15,145

8.  DEBT

Debt consists of the following:

	Year Ended September 30,
	2023	2022
Revolving loan (long-term debt)	$—	$82,659
Debt issuance costs	—	(1,031)
Total debt	$—	$81,628

At September 30, 2023, we had no outstanding borrowings, $4,166 in outstanding letters of credit and $142,761 of availability under our revolving credit facility. Any amounts outstanding under our revolving credit facility are due and payable in September 2026, upon expiration of our revolving credit facility, and all amounts described as available are available without triggering our financial covenants under the Amended Credit Agreement (as defined below).

The interest rate under our revolving credit facility was 6.82% at September 30, 2023. For the years ended September 30, 2023, 2022 and 2021, we incurred interest expense of $3,022, $2,970 and $962, respectively.

The Revolving Credit Facility

On April 28, 2022 we entered into the Third Amended and Restated Credit and Security Agreement (the "Amended Credit Agreement"), which, among other things, increased the maximum borrowing amount under our revolving credit facility from $125,000 to $150,000. The Amended Credit Agreement also removed the aggregate cap on Company investments in certain securities and the cap on the Company’s ability to make stock repurchases, in each case subject to the satisfaction of certain liquidity requirements. The Amended Credit Agreement, which matures on September 30, 2026, contains customary affirmative, negative and financial covenants. As of September 30, 2023, the Company was in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

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

At September 30, 2023, our Liquidity was $218,531, our Excess Availability was $142,761 (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 6.3:1.0.

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

Current operating lease liabilities were $19,496 and $17,319, respectively, as of September 30, 2023 and 2022, and current finance lease liabilities were $4,301 and $2,928, respectively, as of September 30, 2023 and 2022. Current operating and finance lease liabilities were included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets as of September 30, 2023 and 2022. Non-current finance lease liabilities and finance lease right-of-use assets were included in the "Other non-current liabilities" and "Other non-current assets", respectively, in the Consolidated Balance Sheets.

The maturities of our lease liabilities as of September 30, 2023, are as follows:

	Operating Leases	Finance Leases	Total
2024	$20,020	$4,436	$24,456
2025	16,239	4,204	20,443
2026	12,662	3,338	16,000
2027	9,362	1,598	10,960
2028	5,043	155	5,198
Thereafter	6,236	—	6,236
Total undiscounted lease payments	$69,562	$13,731	$83,293
Less: imputed interest	7,968	1,332	9,300
Present value of lease liabilities	$61,594	$12,399	$73,993
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of September 30, 2023, is $9,616.

Lease cost recognized in our Consolidated Statements of Comprehensive Income is summarized as follows:

	Year Ended September 30,
	2023	2022	2021
Operating lease cost	$18,501	$16,000	$13,405
Finance lease cost
Amortization of lease assets	3,603	1,729	634
Interest on lease liabilities	746	269	119
Finance lease cost	4,349	1,998	753
Short-term lease cost	1,883	2,426	1,575
Variable lease cost	2,805	1,900	1,286
Total lease cost	$27,538	$22,324	$17,019

Other information about lease amounts recognized in our Consolidated Financial Statements is summarized as follows:

	Year Ended September 30,
	2023	2022	2021
Operating cash flows used for operating leases	$22,022	$20,799	$15,011
Operating cash flows used for finance leases	746	269	119
Right-of-use assets obtained in exchange for new operating lease liabilities	27,491	31,422	24,606
Right-of-use assets obtained in exchange for new finance lease liabilities	5,973	7,950	2,962

	Year Ended September 30,
	2023	2022
Weighted-average remaining lease term - operating leases	4.5 years	4.8 years
Weighted-average remaining lease term - finance leases	3.4 years	3.9 years
Weighted-average discount rate - operating leases	5.1%	4.0%
Weighted-average discount rate - finance leases	6.0%	4.7%

For a discussion of leases with certain related parties which are included above, see Note 13, “Related-Party Transactions.”

Rent expense was $20,384, $18,426 and $14,980 for the years ended September 30, 2023, 2022 and 2021, respectively.

10.  INCOME TAXES

Federal and state income tax provisions are as follows:

	Year Ended September 30,
	2023	2022	2021
Federal:
Current	$27,205	$9,401	$2
Deferred	4,300	3	11,678
State:
Current	6,370	3,445	4,505
Deferred	886	(34)	46
Total provision for income taxes	$38,761	$12,815	$16,231
Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate to income (loss) before income taxes as follows:

	Year Ended September 30,
	2023	2022	2021
Provision at the federal statutory rate	$33,295	$11,130	$17,830
Increase resulting from:
Non-deductible expenses	2,017	1,610	1,086
State income taxes, net of federal deduction	6,338	2,114	3,876
Contingent tax liabilities	396	—	—
Change in valuation allowance	—	283	—
Other	—	427	—
Decrease resulting from:
Share-based compensation	(332)	(665)	(715)
Noncontrolling interest	(2,415)	(1,139)	(428)
Change in valuation allowance	(52)	—	(118)
Contingent tax liabilities	—	(133)	(2,898)
Component 2 goodwill utilization	—	(812)	(2,241)
Other	(486)	—	(161)
Total provision for income taxes	$38,761	$12,815	$16,231

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	September 30,
	2023	2022
Deferred income tax assets:
Allowance for credit losses	$349	$1,246
Accrued expenses	18,167	18,645
Net operating loss carryforward	4,224	4,542
Various reserves	1,718	1,318
Equity losses in affiliate	—	125
Share-based compensation	1,298	1,142
Capital loss carryforward	—	82
Lease asset	14,207	12,534
Other	8,596	4,236
Subtotal	48,559	43,870
Less valuation allowance	823	875
Total deferred income tax assets	47,736	42,995
Deferred income tax liabilities:
Property and equipment	2,231	126
Intangible assets	9,984	9,044
Lease liability	14,102	12,500
Other	1,036	806
Total deferred income tax liabilities	27,353	22,476
Net deferred income tax assets	$20,383	$20,519

In fiscal 2023 and 2022, the valuation allowance on our deferred tax assets decreased by $52 and increased by $283, respectively, which is included in “Provision for income taxes” in our Consolidated Statements of Comprehensive Income.

As of September 30, 2023, we had available approximately $5,202 of federal net tax operating loss carry forward for federal income tax purposes. This carry forward, which may provide future tax benefits, is subject to an annual limitation of $709 under Section 382 of the Internal Revenue Code and will begin to expire in 2029. As of September 30, 2023, we had available approximately $70,216 state net tax operating loss carry forwards, including $4,965 from net operating losses on which no tax benefit has been recognized and has not been recorded as a deferred tax asset. The significant majority of these carry forwards, which may provide future tax benefits, will not begin to expire until 2026. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2023, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. As a result, we have recorded a net deferred tax asset of $20,383 on our Consolidated Balance Sheets. We will continue to evaluate the appropriateness of our remaining deferred tax assets and need for valuation allowances on a quarterly basis.

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

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	Year Ended September 30,
	2023	2022
Balance at beginning of period	$21,746	$21,879
Additions for positions of prior years	819	26
Reduction resulting from the lapse of the applicable statutes of limitations	(218)	(159)
Balance at end of period	$22,347	$21,746

As of September 30, 2023 and 2022, $22,347 and $21,746, respectively, of unrecognized tax benefits would result in a decrease in the provision for income tax expense. We anticipate that approximately $6,600 in liabilities for unrecognized tax benefits, including accrued interest, primarily from net operating losses on which no tax benefit has been recognized, may be reversed in the next twelve months. The reversal is predominantly due to the expiration of the statutes of limitation for unrecognized tax benefits.

We had approximately $697 and $52 accrued for the payment of interest and penalties at September 30, 2023 and 2022, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

The tax years ended September 30, 2020, and forward are subject to federal audit as are tax years prior to September 30, 2020, to the extent of unutilized net operating losses generated in those years. The tax years ended September 30, 2019, and forward are subject to state audits as are tax years prior to September 30, 2019, to the extent of unutilized net operating losses generated in those years.

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

Segment information for the years ended September 30, 2023, 2022 and 2021 is as follows:

	Year Ended September 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$600,776	$1,279,504	$217,353	$279,594	$—	$2,377,227
Cost of services	494,964	1,026,524	162,905	248,295	—	1,932,688
Gross profit	105,812	252,980	54,448	31,299	—	444,539
Selling, general and administrative	54,344	169,737	26,260	25,225	23,059	298,625
Contingent consideration	—	277	—	—	—	277
Loss (gain) on sale of assets	12	69	(1,029)	(13,198)	7	(14,139)
Income (loss) from operations	$51,456	$82,897	$29,217	$19,272	$(23,066)	$159,776
Other data:
Depreciation and amortization expense	$2,215	$19,281	$5,198	$1,640	$1,073	$29,407
Capital expenditures	$2,203	$9,114	$2,767	$2,525	$1,058	$17,667
Total assets	$205,924	$386,829	$180,871	$87,677	$120,299	$981,600

	Year Ended September 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$559,777	$1,131,414	$167,113	$308,504	$—	$2,166,808
Cost of services	490,959	928,161	138,444	290,314	—	1,847,878
Gross profit	68,818	203,253	28,669	18,190	—	318,930
Selling, general and administrative	46,717	144,100	25,129	30,557	16,211	262,714
Contingent consideration	—	277	—	—	—	277
Loss (gain) on sale of assets	12	20	(46)	(55)	—	(69)
Income (loss) from operations	$22,089	$58,856	$3,586	$(12,312)	$(16,211)	$56,008
Other data:
Depreciation and amortization expense	$1,550	$15,617	$5,575	$2,561	$165	$25,468
Capital expenditures	$2,004	$10,054	$14,729	$1,890	$578	$29,255
Total assets	$210,875	$394,757	$161,828	$114,529	$52,720	$934,709

	Year Ended September 30, 2021
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$445,968	$687,347	$146,980	$256,198	$—	$1,536,493
Cost of services	361,197	553,546	106,048	227,704	—	1,248,495
Gross profit	84,771	133,801	40,932	28,494	—	287,998
Selling, general and administrative	41,373	92,761	23,966	28,172	15,979	202,251
Contingent consideration	—	211	—	—	—	211
Loss (gain) on sale of assets	(4)	86	(10)	(92)	(27)	(47)
Income (loss) from operations	$43,402	$40,743	$16,976	$414	$(15,952)	$85,583
Other data:
Depreciation and amortization expense	$1,394	$11,490	$6,170	$2,709	$151	$21,914
Capital expenditures	$963	$2,829	$2,067	$1,453	$89	$7,401
Total assets	$164,699	$329,691	$137,628	$87,577	$47,027	$766,622

12. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 619,735 shares were available for issuance at September 30, 2023.

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

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and in 2019, our Board authorized the repurchase from time to time of an additional 1.0 million shares of the Company's common stock under the stock repurchase program. In December 2022, our Board of Directors terminated our previous stock repurchase program and authorized a new $40,000 stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice.

We repurchased 224,013 and 511,600 shares of our common stock in open market transactions at an average price of $31.06 and $32.02 per share during the years ended September 30, 2023 and 2022, respectively.

Treasury Stock

During the year ended September 30, 2023, we issued 105,755 shares of treasury stock to employees and repurchased 32,158 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 224,013 shares of common stock on the open market pursuant to our stock repurchase program, and 266 shares were forfeited by former employees and returned to treasury stock. During the year ended September 30, 2023, we issued 3,000 unrestricted shares to satisfy the exercise of outstanding options.

During the year ended September 30, 2022, we issued 157,167 shares of treasury stock to employees and repurchased 45,198 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 511,600 shares of common stock on the open market pursuant to our stock repurchase program. During the year ended September 30, 2022, we issued 9,000 unrestricted shares to satisfy the exercise of outstanding options.

Restricted Stock

A summary of restricted stock awards for the years ended September 30, 2023, 2022 and 2021 is provided in the table below:

	Year Ended September 30,
	2023	2022	2021
Unvested at beginning of year	13,639	16,757	38,936
Granted	—	—	—
Vested	(13,373)	(3,118)	(8,183)
Forfeited	(266)	—	(13,996)
Unvested at end of year	—	13,639	16,757

The fair value of shares vesting during the years ended September 30, 2023, 2022 and 2021 was $461, $150 and $308, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting.

At September 30, 2023, we did not have any remaining unvested restricted stock awards or related unamortized compensation cost.

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

As of September 30, 2022, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could have resulted in the issuance of 315,961 shares of common stock. During the year ended September 30, 2023, 13,583 Employee PSUs were forfeited and 105,755 vested, and the Company granted additional Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 129,189 shares of common stock. As of September 30, 2023, a maximum of 325,813 shares of common stock may be issued under outstanding Employee PSUs.

The vesting of these awards is subject to either the achievement of specified levels of cumulative net income before taxes (a performance condition) or specified stock price levels (a market condition) and continued performance of services, or based on continued performance of services through the vesting date alone. For stock awards where vesting depends on achievement of a performance condition, we record expense when we conclude it is probable that the performance condition will be met. At September 30, 2023, it is deemed probable that the portion of the awards that vest based on performance conditions will vest.

A summary of the compensation expense related to our stock awards recognized during the years ended September 30, 2023, 2022 and 2021 is provided in the table below:

	Year Ended September 30,
	2023	2022	2021
Restricted stock awards	$23	$137	$145
Director PSUs	$386	$386	$376
Employee PSUs	$3,963	$3,251	$2,986

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

14. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. We recognized $5,309, $4,494, and $3,386 in matching expenses in fiscal years 2023, 2022 and 2021, respectively.

Executive Savings Plan

Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a plan year. The Human Resources and Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose. No compensation earned during the years ended September 30, 2023, 2022 and 2021 was deferred under this plan.

Multiemployer Pension Plan

The Infrastructure Solutions segment participates in a multiemployer direct benefit pension plan for employees covered under one of our collective bargaining agreements. We do not administer the plan. We do not significantly participate in this plan. As of December 31, 2022, this plan was funded at 90.93%.
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

At September 30, 2023, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Savings Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), equity securities held for sale, and contingent consideration liabilities related to certain of our acquisitions.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and 2022, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	September 30, 2023
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$783	$783	$—
Executive savings plan liabilities	(657)	(657)	—
Contingent consideration liability	(4,465)	—	(4,465)

	September 30, 2022
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$706	$706	$—
Equity securities	1,937	$1,937	—
Executive savings plan liabilities	(585)	(585)	—
Contingent consideration liability	(4,323)	—	(4,323)

In fiscal year 2021, we entered into a contingent consideration arrangement related to the acquisition of Bayonet. At September 30, 2023, we estimated the fair value of this contingent consideration liability at $4,465. The table below presents the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair value at September 30, 2021	$(4,181)
Net adjustments to fair value	(142)
Fair value at September 30, 2022	$(4,323)
Net adjustments to fair value	(142)
Fair value at September 30, 2023	$(4,465)

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

16. INVENTORY

Inventories consist of the following components:

	September 30,
	2023	2022
Raw materials	$14,334	$12,504
Work in process	12,939	8,218
Finished goods	3,399	2,129
Parts and supplies	64,983	73,482
Total inventories	$95,655	$96,333

17. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the carrying value of goodwill by segment at September 30, 2023, which was unchanged during the years ended September 30, 2023 and 2022:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Balance at September 30, 2023	$2,816	$51,370	$38,209	$—	$92,395

Based on the results of our annual goodwill impairment assessment at September 30, 2023, we concluded the fair value of each of our reporting units exceeded its book value, and therefore we recorded no impairment charges for the year ended September 30, 2023.

As of September 30, 2023 and 2022, we had accumulated impairment losses of $6,976 related to our Commercial & Industrial segment.

Intangible Assets

Intangible assets consist of the following:

				September 30, 2023
	Estimated Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$14,621	$(6,973)	$7,648
Technical library	20			400	(201)	199
Customer relationships	6	-	15	91,426	(43,065)	48,361
Non-competition arrangements	5			40	(40)	—
Backlog and construction contracts	1			4,958	(4,958)	—
Total				$111,445	$(55,237)	$56,208

				September 30, 2022
	Estimated Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,262	$(4,589)	$10,673
Technical library	20			400	(181)	219
Customer relationships	6	-	15	96,699	(35,662)	61,037
Non-competition arrangements	5			40	(33)	7
Backlog and construction contracts	1			4,958	(4,958)	—
Total				$117,359	$(45,423)	$71,936

For the years ended September 30, 2023, 2022 and 2021, amortization expense of intangible assets was $13,684, $13,666 and $13,191, respectively. Our estimated future amortization expense for years ending September 30 is as follows:

Year Ending September 30,
2024	$12,265
2025	12,081
2026	11,760
2027	8,391
2028	5,416
Thereafter	6,295
Total	$56,208

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

In the course of performing work as a subcontractor, from time to time we may be involved in projects which are the subject of contractual disputes between the general contractor and project owner, or between us and the general contractor. In such cases, payment of amounts owed to us by the general contractor may be delayed as contractual disputes are resolved through mediation, arbitration, or litigation. Such disputes may cause us to incur legal fees and other expenses to enforce our contractual rights, and we may not prevail in recovering all amounts to which we believe we are contractually entitled. At September 30, 2022, we had an aggregate $10,451 of trade accounts receivable, against which we had recorded a reserve of $3,095, where payment had been delayed as a result of contractual disputes between the general contractor and project owner on certain projects. All of these disputes were settled during the year ended September 30, 2023, and none of these receivables or associated reserves remained outstanding at September 30, 2023.

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2023 and 2022, we had $7,726 and $7,693, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. Because these accruals are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2023 and 2022, we utilized $4,166 and $3,878, respectively, of our outstanding letters of credit to collateralize our insurance program.

Surety

As of September 30, 2023, the estimated cost to complete our bonded projects was approximately $151,186. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2023, we did not have any such firm commitments to purchase materials.

19. BUSINESS COMBINATIONS AND DIVESTITURES

We completed no acquisitions in fiscal years 2023 and 2022. We completed four acquisitions in fiscal year 2021 for total aggregate cash consideration of $92,463. In November 2020, we acquired both Wedlake Fabricating, Inc., a Tulsa, Oklahoma-based manufacturer of custom generator enclosures that are primarily used by data centers and large commercial and industrial facilities, and K.E.P. Electric, Inc., a Batavia, Ohio-based electrical contractor specializing in the design and installation of electrical systems for single-family housing and multi-family developments. In December 2020, we acquired an 80% interest in Bayonet Plumbing, Heating & Air-Conditioning, LLC, a Hudson, Florida-based provider of residential heating, ventilation and air conditioning ("HVAC") and plumbing installation and maintenance services. In May 2021, we acquired an 80% ownership interest in Edmonson Electric, LLC, a Land O'Lakes, Florida-based provider of residential electric, low voltage, and HVAC installation services.

Total aggregate cash consideration for these acquisitions was $92,463, of which $10,916 was paid into escrow pending discharge of the acquired companies' indebtedness under the Paycheck Protection Program (the "PPP") established by the Coronavirus Aid, Relief, and Economic Security Act and implemented by the U.S. Small Business Administration. Loans made under the PPP are eligible to be forgiven if certain criteria are met. During the year ended September 30, 2021, all PPP loans were forgiven, and escrow payments were distributed to the respective sellers.

In addition to the cash consideration, the purchase price included contingent consideration with respect to the acquisition of Bayonet of up to $4,500 due in December 2023. Amounts to be paid are contingent on earnings achieved over a three year period, and accrue interest on the $4,500 at a rate of 3%, paid quarterly. This contingent liability was valued at $4,074 as of the date of the acquisition.

On October 7, 2022, we sold 100% of the membership interests of STR Mechanical, LLC and its subsidiary Technical Services II, LLC (collectively, “STR”). As a result, we recognized a pre-tax gain of $13,045, which was included in “Gain on sale of assets” within our Consolidated Statements of Comprehensive Income for the year ended September 30, 2023. The disposition of STR, which had operated as part of our Commercial & Industrial segment, will not have a material impact on our ongoing results of operations or financial position.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on this assessment, our management determined that our disclosure controls and procedures were effective as of September 30, 2023.

Ernst & Young LLP (PCAOB No. 42), an independent registered public accounting firm that has audited the Company’s financial statements as of and for the three-year period ended September 30, 2023, has issued a report on their audit of management’s internal control over financial reporting, which is included herein.
Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's Insider Trading Policy. Other than as described below, during the three months ended September 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On August 31, 2023, Jeffrey L. Gendell, Chairman and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Gendell’s plan, which provides for the potential sale of up to 200,000 shares of the Company’s common stock, expires upon the earlier of August 15, 2024 and the date all shares subject to the plan have been sold.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be included in Item 10 of Part III of this Annual Report on Form 10-K is incorporated by reference from the section entitled "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the sections entitled “Security Ownership of Certain Beneficial Owners and Management,” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than January 29, 2024.

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
Securities Authorized for Issuance Under Equity Plans

The following table provides information as of September 30, 2023 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 12, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements set forth in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	325,813		$—	619,735	(1)
Equity compensation plans not approved by security holders	2,500	(2)	$7.21	—
(1) Represents shares available for issuance under the Company's 2006 Equity Incentive Plan, as amended and restated effective February 9, 2016 (the "Amended Plan"). This plan provides for the granting or awarding of stock options, stock, restricted stock and other forms of equity to employees (including officers), consultants and directors of the Company. This includes 325,813 shares that may be issued pursuant to outstanding performance based phantom stock units ("PPSUs") based on achievement of performance metrics, where applicable, and otherwise assuming the target award is met.
(2) Represents shares issuable upon exercise of outstanding options granted under the Company’s 2006 Equity Incentive Plan (as amended and restated as of October 2007), which was in place prior to the Amended Plan. This includes 2,500 options with a weighted-average term of 1.34 years.

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

(1)4.4 —	Description of Registrant's Securities
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

10.7—
Amendment No. 1 to Third Amended Restated Credit and Security Agreement, dated April 28, 2022 by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein, Wells Fargo Bank, National Association, as Administrative Agent, and Fifth Third Bank, National Association (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed December 6, 2022)

10.8 —
Sublease Agreement between Tontine Associates, L.L.C. and IES Shared Services, Inc., dated March 29, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2012)

10.9 —
First Amendment between Tontine Associates, L.L.C., IES Shared Services, Inc. and IES Management ROO, LP, dated as of March 31, 2016, to Sublease Agreement between Tontine Associates, L.L.C., and IES Shared Services, Inc., dated March 29, 2012. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

10.10 —
Second Amendment, dated as of May 1, 2019, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016, between Tontine Associates, L.L.C. and IES Management ROO, LP (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed May 6, 2019)

10.11 —
Third Amendment, dated as of November 5, 2019, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016 and May 1, 2019, between Tontine Associates, L.L.C. and IES Management ROO, LP (an exhibit to this agreement has been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of the omitted exhibit will be furnished to the SEC upon request.) (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed December 6, 2019)

(1)10.12 —
Fourth Amendment, dated as of December 15, 2022, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016, May 1, 2019 and November 5, 2019, between Tontine Associates, L.L.C. and IES Management ROO, LP.

10.13 —
Board Observer Letter Agreement between Tontine Associates, L.L.C. and IES Holdings, Inc., dated December 6, 2018 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed December 7, 2018)

*10.14 —	Term Life Insurance Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)
*10.15 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) 2006 Equity Incentive Plan, as amended and restated through 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2007)

*10.16 —
Form of Performance-Based Phantom Stock Unit Award Agreement under the Company’s 2006 Equity Incentive Plan, as amended and restated through 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed February 8, 2016)

*10.17 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed December 28, 2015)

*10.18 —
Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.19 —
Form of Stock Option Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.20 —
Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.21 —	Amended and Restated 2009 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed December 15, 2008)
*10.22 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

*10.23 —	IES Holdings, Inc. Executive Severance Benefit Plan, effective April 29, 2021 (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed April 30, 2021)
*10.24 —
Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016), dated February 6, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.25 —	IES Holdings, Inc. Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March, 5, 2019)
*10.26 —	IES Holdings, Inc. Long-Term Incentive Plan Annual Grant Program (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March, 5, 2019)

*10.27 —
Form of IES Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2020)

*10.28 —
Form of IES Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan Phantom Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2020)

*10.29 —
Form of Cumulative Income Restricted Stock Award Agreement under the Company’s 2006 Equity Incentive Plan (as of February 9, 2016), dated March 4, 2019 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.30 —	Long-Term Incentive Plan Annual Grant Program (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 6, 2019)
*10.31 —
Compensation Letter between IES Holdings, Inc. and Mr. Jeffrey L. Gendell as Chief Executive Officer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 5, 2020)

*10.32 —
Phantom Stock Unit Award Agreement dated as of December 3, 2021, by and between the Company and Matthew Simmes (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2021).

*10.33 —
Phantom Stock Unit Award Agreement dated as of December 1, 2021, by and between the Company and Jeffrey Gendell (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 3, 2021).

(1)21.1 —	Subsidiaries of the Registrant
(1)23.1 —	Consent of Ernst & Young LLP
(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Gendell, Chief Executive Officer
(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Chief Financial Officer
(2)32.1 —	Section 1350 Certification of Jeffrey L. Gendell, Chief Executive Officer
(2)32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Chief Financial Officer
(1)101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(1)101.SCH	Inline XBRL Schema Document
(1)101.LAB	Inline XBRL Label Linkbase Document
(1)101.PRE	Inline XBRL Presentation Linkbase Document
(1)101.DEF	Inline XBRL Definition Linkbase Document
(1)101.CAL	Inline XBRL Calculation Linkbase Document
104 —	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Management contracts or compensatory plans or arrangement.
(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2023.

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

Signature	Title	Date

/s/ Jeffrey L. Gendell	Chief Executive Officer and Chairman of the Board	December 7, 2023
Jeffrey L. Gendell	(Principal Executive Officer)

/s/ Tracy A. McLauchlin	Senior Vice President, Chief Financial Officer and Treasurer	December 7, 2023
Tracy A. McLauchlin	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Todd M. Cleveland	Director	December 7, 2023
Todd M. Cleveland

/s/ David B. Gendell	Director	December 7, 2023
David B. Gendell

/s/ Joe D. Koshkin	Director	December 7, 2023
Joe D. Koshkin

/s/ Elizabeth D. Leykum	Director	December 7, 2023
Elizabeth D. Leykum

/s/ Jennifer A. Baldock	Director	December 7, 2023
Jennifer A. Baldock