Form 10-Q
period 2023-12-31
IES Holdings, Inc.
filed 2024-02-02
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On January 31, 2024, there were 20,221,466 shares of common stock outstanding.

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

•liabilities under existing or potential future laws and regulations, including those laws and regulations related to the environment and climate change;

•expenditures to comply with future changes in laws and regulations, including environmental laws and regulations and those relating to climate change;

•loss of key personnel, ineffective transition of new management, or inability to transfer, renew and obtain electrical and other professional licenses;

•the possibility that the value of certain tax benefits may be reduced by a decrease in the federal tax rate;

•the recognition of tax benefits related to uncertain tax positions and the potential for disagreements with taxing authorities with regard to tax positions we have adopted;

•the potential recognition of valuation allowances or write-downs on deferred tax assets;

•limitations on the availability of sufficient credit or cash flow to fund our working capital needs and capital expenditures, to complete acquisitions, and for debt service;

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

•the relatively low trading volume of our common stock, which may make it more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares;

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

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	December 31,	September 30,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,456	$75,770
Accounts receivable:
Trade, net of allowance of $1,705 and $1,649, respectively	388,556	363,836
Retainage	80,781	76,934
Inventories	113,774	95,655
Costs and estimated earnings in excess of billings	40,646	48,620
Prepaid expenses and other current assets	16,378	10,481
Total current assets	727,591	671,296
Property and equipment, net	65,423	63,410
Goodwill	92,395	92,395
Intangible assets, net	53,141	56,208
Deferred tax assets	20,280	20,383
Operating right of use assets	62,560	61,761
Other non-current assets	20,629	16,147
Total assets	$1,042,019	$981,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	294,947	296,797
Billings in excess of costs and estimated earnings	126,962	103,771
Total current liabilities	421,909	400,568
Long-term debt	—	—
Operating long-term lease liabilities	42,337	42,098
Other tax liabilities	22,312	22,047
Other non-current liabilities	11,849	16,951
Total liabilities	498,407	481,664
Noncontrolling interest	54,969	49,951
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,213,976 and 20,194,218 outstanding, respectively	220	220
Treasury stock, at cost, 1,835,553 and 1,855,311 shares, respectively	(49,521)	(49,450)
Additional paid-in capital	203,986	203,431
Retained earnings	333,958	295,784
Total stockholders’ equity	488,643	449,985
Total liabilities and stockholders’ equity	$1,042,019	$981,600

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Revenues	$634,444	$574,874
Cost of services	490,640	479,436
Gross profit	143,804	95,438
Selling, general and administrative expenses	85,850	67,768
Contingent consideration	35	69
Gain on sale of assets	(71)	(13,060)
Operating income	57,990	40,661
Interest and other (income) expense:
Interest expense	397	1,184
Other (income) expense, net	(1,393)	695
Income from operations before income taxes	58,986	38,782
Provision for income taxes	15,398	10,028
Net income	43,588	28,754
Net income attributable to noncontrolling interest	(2,632)	(2,352)
Comprehensive income attributable to IES Holdings, Inc.	$40,956	$26,402

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$1.89	$1.15
Diluted	$1.87	$1.14

Shares used in the computation of earnings per share:
Basic	20,199,587	20,242,114
Diluted	20,435,148	20,449,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended December 31, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2023	22,049,529	$220	(1,855,311)	$(49,450)	$203,431	$295,784	$449,985
Issuances under compensation plans	—	—	32,180	858	(858)	—	—
Acquisition of treasury stock	—	—	(12,422)	(929)	—	—	(929)
Non-cash compensation	—	—	—	—	1,413	—	1,413
Increase in noncontrolling interest	—	—	—	—	—	(2,782)	(2,782)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	40,956	40,956
BALANCE, December 31, 2023	22,049,529	$220	(1,835,553)	$(49,521)	$203,986	$333,958	$488,643

	Three Months Ended December 31, 2022
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2022	22,049,529	$220	(1,707,629)	$(44,000)	$201,871	$203,197	$361,288
Issuances under compensation plans	—	—	71,013	1,843	(1,843)	—	—
Acquisition of treasury stock	—	—	(239,060)	(7,496)	7	—	(7,489)
Non-cash compensation	—	—	—	—	905	—	905
Increase in noncontrolling interest	—	—	—	—	—	(3,055)	(3,055)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	26,402	26,402
BALANCE, December 31, 2022	22,049,529	$220	(1,875,676)	$(49,653)	$200,940	$226,544	$378,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,588	$28,754
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	150	63
Deferred financing cost amortization	70	65
Depreciation and amortization	7,617	6,388
Gain on sale of assets	(71)	(13,060)
Non-cash compensation expense	1,413	905
Deferred income tax expense	1,004	533
Unrealized gain on trading securities	(119)	—
Changes in operating assets and liabilities:
Accounts receivable	(24,869)	18,142
Inventories	(18,121)	(5,113)
Costs and estimated earnings in excess of billings	7,974	7,562
Prepaid expenses and other current assets	(9,761)	(11,766)
Other non-current assets	(4,443)	103
Accounts payable and accrued expenses	(2,616)	(29,780)
Billings in excess of costs and estimated earnings	23,191	10,722
Other non-current liabilities	(54)	826
Net cash provided by operating activities	24,953	14,344
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,515)	(2,712)
Proceeds from sale of assets	656	19,205
Cash paid in conjunction with equity investments	(130)	(165)
Net cash provided by (used in) investing activities	(5,989)	16,328
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	654,039	607,974
Repayments of debt	(654,039)	(647,639)
Cash paid for finance leases	(978)	(773)
Settlement of contingent consideration liability	(4,074)	—
Distribution to noncontrolling interest	(1,297)	(2,348)
Purchase of treasury stock	(929)	(7,489)
Net cash used in financing activities	(7,278)	(50,275)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,686	(19,603)
CASH AND CASH EQUIVALENTS, beginning of period	75,770	24,848
CASH AND CASH EQUIVALENTS, end of period	$87,456	$5,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$135	$1,001
Cash paid for income taxes, net	$117	$63

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

Basis of Financial Statement Preparation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of IES, our wholly-owned subsidiaries, and entities that we control due to ownership of a majority of voting interest and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the United States Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Noncontrolling Interest

In connection with our acquisitions of Edmonson Electric, LLC and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, and NEXT Electric, LLC in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third-party seller. The interests retained by those third-party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date. If all of the noncontrolling interests remaining outstanding at December 31, 2023 had been redeemable at that date, the redemption amount would have been $54,969.

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

Accounting Standards Recently Adopted
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This standard amends the existing guidance under ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations. Under this standard, the acquirer of a business is expected to recognize and measure acquired contract assets and contract liabilities as if the acquirer entered into the original contract on the same date with the same terms in accordance with ASC 606 rather than at fair value on the date of acquisition. This update is effective for fiscal years beginning after December 15, 2022 and for interim periods within that year. We adopted this standard on October 1, 2023 using the prospective method. ASU 2021-08 will impact how we account for future business combinations.

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 57 percent of the Company’s outstanding common stock based on a Form 4 filed by Tontine with the SEC on January 24, 2024 and the Company's shares outstanding as of January 31, 2024. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in control of IES could occur. A change of control would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties and our executive severance plan.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three months ended December 31, 2023 and 2022 was derived from the following activities. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. See details in the following tables:

	Three Months Ended December 31,
	2023	2022
Communications	$170,748	$147,245
Residential
Single-family	246,567	243,710
Multi-family and Other	69,289	74,368
Total Residential	315,856	318,078
Infrastructure Solutions
Industrial Services	11,098	10,955
Custom Power Solutions	51,790	38,329
Total Infrastructure Solutions	62,888	49,284
Commercial & Industrial	84,952	60,267
Total Revenue	$634,444	$574,874

	Three Months Ended December 31, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$125,223	$315,856	$60,880	$73,910	$575,869
Time-and-material	45,525	—	2,008	11,042	58,575
Total revenue	$170,748	$315,856	$62,888	$84,952	$634,444

	Three Months Ended December 31, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$87,274	$318,078	$47,546	$51,895	$504,793
Time-and-material	59,971	—	1,738	8,372	70,081
Total revenue	$147,245	$318,078	$49,284	$60,267	$574,874

Accounts Receivable and Allowance for Credit Losses

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of December 31, 2023, Accounts receivable included $5,347 of unbilled receivables for which we have an unconditional right to bill.

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

During the three months ended December 31, 2023 and 2022, we recognized revenue of $77,964 and $38,047 related to our contract liabilities at October 1, 2023 and 2022, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At December 31, 2023, we had remaining performance obligations of $1,072,593. The Company expects to recognize revenue on approximately $872,321 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three months ended December 31, 2023, net revenue recognized from our performance obligations satisfied in previous periods was not material.
4. DEBT

We are a party to the Third Amended and Restated Credit and Security Agreement (the “Amended Credit Agreement”), which provides for a maximum borrowing amount of $150,000 under our revolving credit facility. The Amended Credit Agreement, which matures on September 30, 2026, contains customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. As of December 31, 2023, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

At December 31, 2023 and at September 30, 2023, we had no outstanding borrowings under our revolving credit facility. At December 31, 2023, we also had $5,606 in outstanding letters of credit and total availability of $142,489 under our revolving credit facility without triggering the financial covenants under the Amended Credit Agreement.
5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022
Numerator:
Net income attributable to IES Holdings, Inc.	$40,956	$26,402
Increase in noncontrolling interest	(2,782)	(3,055)
Net income attributable to restricted stockholders of IES Holdings, Inc.	—	(11)
Net income attributable to common stockholders of IES Holdings, Inc.	$38,174	$23,336

Denominator:
Weighted average common shares outstanding — basic	20,199,587	20,242,114
Effect of dilutive stock options and non-vested securities	235,561	206,921
Weighted average common and common equivalent shares outstanding — diluted	20,435,148	20,449,035

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$1.89	$1.15
Diluted	$1.87	$1.14

For the three months ended December 31, 2023 and 2022, the average price of our common shares exceeded the exercise price of all of our outstanding stock options; therefore, all of our outstanding stock options were included in the computation of diluted earnings per share. For the three months ended December 31, 2023 and 2022, the computation of diluted earnings per share excluded 64,500 and 60,212 unvested Employee PSUs (as defined below), respectively, as the inclusion of such instruments would have been anti-dilutive.

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

Segment information for the three months ended December 31, 2023 and 2022 is as follows:

	Three Months Ended December 31, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$170,748	$315,856	$62,888	$84,952	$—	$634,444
Cost of services	134,473	240,425	44,697	71,045	—	490,640
Gross profit	36,275	75,431	18,191	13,907	—	143,804
Selling, general and administrative	14,901	51,378	7,285	6,847	5,439	85,850
Contingent consideration	—	35	—	—	—	35
Loss (gain) on sale of assets	(4)	(82)	—	15	—	(71)
Operating income (loss)	$21,378	$24,100	$10,906	$7,045	$(5,439)	$57,990
Other data:
Depreciation and amortization expense	$723	$4,962	$1,227	$475	$230	$7,617
Capital expenditures	$1,000	$3,364	$1,151	$821	$179	$6,515
Total assets	$215,475	$388,808	$185,875	$101,621	$150,240	$1,042,019

	Three Months Ended December 31, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$147,245	$318,078	$49,284	$60,267	$—	$574,874
Cost of services	125,507	258,459	38,817	56,653	—	479,436
Gross profit	21,738	59,619	10,467	3,614	—	95,438
Selling, general and administrative	12,297	39,051	5,761	5,689	4,970	67,768
Contingent consideration	—	69	—	—	—	69
Gain on sale of assets	—	(6)	(19)	(13,035)	—	(13,060)
Operating income (loss)	$9,441	$20,505	$4,725	$10,960	$(4,970)	$40,661
Other data:
Depreciation and amortization expense	$430	$4,144	$1,354	$392	$68	$6,388
Capital expenditures	$642	$708	$639	$723	$—	$2,712
Total assets	$203,500	$395,243	$163,201	$79,548	$55,324	$896,816

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 547,804 shares were available for issuance at December 31, 2023.

Stock Repurchase Program

In December 2022, our Board authorized a stock repurchase program for the purchase from time to time of up to $40,000 of the Company’s common stock, replacing the Company's previous repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 219,731 shares of our common stock during the three months ended December 31, 2022 in open market transactions at an average price of

$30.97 per share. We had no repurchases of common stock in open market transactions during the three months ended December 31, 2023.

Treasury Stock

During the three months ended December 31, 2023, we issued 32,180 shares of common stock from treasury stock to employees and repurchased 12,422 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan.

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

As of December 31, 2023, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 376,533 shares of common stock. During the three months ended December 31, 2023, we granted 85,424 Employee PSUs, 2,535 were forfeited, and 32,180 vested.
A summary of the compensation expense related to our stock awards recognized during the three months ended December 31, 2023 and 2022 is provided in the table below:

	Three Months Ended December 31,
	2023	2022
Restricted stock awards	$—	$25
Director PSUs	$97	$97
Employee PSUs	$1,316	$783

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

At December 31, 2023, financial assets and liabilities measured at fair value on a recurring basis were limited to our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), debt and equity investments classified as trading securities, and contingent consideration liabilities related to certain of our acquisitions.

Financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2023 and September 30, 2023, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	December 31, 2023
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$851	$851	$—
Debt securities	4,501	4,501	—
Executive savings plan liabilities	(729)	(729)	—
Total	$4,623	$4,623	$—

	September 30, 2023
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$783	$783	$—
Executive savings plan liabilities	(657)	(657)	—
Contingent consideration liability	(4,465)	—	(4,465)
Total	$(4,339)	$126	$(4,465)

In fiscal year 2021, we entered into a contingent consideration arrangement related to the acquisition of Bayonet. The table below presents the change in fair value of this obligation, which used significant unobservable inputs (Level 3). This obligation was settled during the three months ended December 31, 2023, and we did not have any other assets or liabilities measured using significant unobservable inputs at December 31, 2023.

Contingent Consideration Agreements
Fair value at September 30, 2023	$(4,465)
Net adjustments to fair value	(35)
Settlements	4,500
Fair value at December 31, 2023	$—

9. INVENTORY

Inventories consist of the following components:

	December 31,	September 30,
	2023	2023
Raw materials	$14,348	$14,334
Work in process	12,895	12,939
Finished goods	5,689	3,399
Parts and supplies	80,842	64,983
Total inventories	$113,774	$95,655

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the carrying value of goodwill by segment at December 31, 2023, which did not change from September 30, 2023:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Goodwill at December 31, 2023	$2,816	$51,370	$38,209	$—	$92,395

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			December 31, 2023
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$14,621	$(7,349)	$7,272
Technical library	20			400	(206)	194
Customer relationships	6	-	15	91,426	(45,751)	45,675
Non-competition arrangements	5			40	(40)	—
Backlog and construction contracts	1			4,958	(4,958)	—
Total intangible assets				$111,445	$(58,304)	$53,141

	Estimated Useful Lives (in Years)			September 30, 2023
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$14,621	$(6,973)	$7,648
Technical library	20			400	(201)	199
Customer relationships	6	-	15	91,426	(43,065)	48,361
Non-competition arrangements	5			40	(40)	—
Backlog and construction contracts	1			4,958	(4,958)	—
Total intangible assets				$111,445	$(55,237)	$56,208

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

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2023 and September 30, 2023, we had $9,334 and $7,726, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2023 and September 30, 2023, $5,606 and $4,166, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of December 31, 2023, the estimated cost to complete our bonded projects was approximately $136,569. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2023, we did not have any such firm commitments to purchase materials outstanding.
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

Current operating and finance lease liabilities of $20,184 and $4,529, respectively, as of December 31, 2023, and 19,496 and 4,301, respectively, as of September 30, 2023, were included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheets. Non-current finance lease liabilities and finance lease right-of-use assets were included in the “Other non-current liabilities” and “Other non-current assets”, respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of December 31, 2023 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2024	$15,977	$3,523	$19,500
2025	17,902	4,468	22,370
2026	14,288	3,602	17,890
2027	10,202	1,799	12,001
2028	5,864	196	6,060
Thereafter	6,231	3	6,234
Total undiscounted lease payments	$70,464	$13,591	$84,055
Less: imputed interest	7,943	1,299	9,242
Present value of lease liabilities	$62,521	$12,292	$74,813
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of December 31, 2023 is $2,880.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended
	December 31, 2023	December 31, 2022
Operating lease cost	$5,696	$4,926
Finance lease cost
Amortization of lease assets	1,008	675
Interest on lease liabilities	184	150
Finance lease cost	1,192	825
Short-term lease cost	421	589
Variable lease cost	998	413
Total lease cost	$8,307	$6,753

Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is summarized as follows:

	Three Months Ended
	December 31, 2023	December 31, 2022
Operating cash flows used for operating leases	$6,038	$5,951
Operating cash flows used for finance leases	184	150
Right-of-use assets obtained in exchange for new operating lease liabilities	6,459	6,319
Right-of-use assets obtained in exchange for new finance lease liabilities	340	2,944

	December 31, 2023	September 30, 2023
Weighted-average remaining lease term - operating leases	4.3 years	4.5 years
Weighted-average remaining lease term - finance leases	3.2 years	3.4 years
Weighted-average discount rate - operating leases	5.2%	5.1%
Weighted-average discount rate - finance leases	6.2%	6.0%

13. BUSINESS COMBINATIONS AND DIVESTITURES

We completed no acquisitions during the three months ended December 31, 2023 or during the year ended September 30, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Part II, Item 8. “Financial Statements and Supplementary Data” as set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Part I, Item 1. “Business” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, designs and installs integrated electrical and technology systems and provides infrastructure products and services to a variety of end markets, including data centers, residential housing, and commercial and industrial facilities. Our operations are organized into four business segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial.

Current Market and Operating Conditions

Increases in the target federal funds rate throughout calendar years 2022 and 2023 have resulted in higher mortgage rates, which when combined with elevated materials and labor costs, have had a substantial impact on the affordability of housing. While there continue to be several trends, such as rising household formation and population growth in our key markets, that we expect will drive long-term demand for our services in the single-family housing market, decreased housing affordability has led to uncertainty around near-term demand for our services in this market. Within the various other end markets we serve, our customers' capital budgets for new construction projects may be impacted by broader economic, technological or other factors.

The COVID-19 pandemic and its impact on markets, the supply chain and the labor force continue to be areas of focus for our business as we work to protect our workforce and serve our customers. While the pandemic has had less of an impact on our business in the first quarter of fiscal 2024 compared with prior fiscal years, this or any future pandemic or other public health emergency could impact our workforce, customers and suppliers. An inability to procure materials in a timely manner, to complete work on schedule, and to reflect higher materials or labor costs in our pricing to customers has had, and could have in the future, a significant impact on our operating results.

Please refer to Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for further information.

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

	Three Months Ended December 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$634,444	100.0%	$574,874	100.0%
Cost of services	490,640	77.3	479,436	83.4
Gross profit	143,804	22.7	95,438	16.6
Selling, general and administrative expenses	85,850	13.5	67,768	11.8
Contingent consideration	35	—	69	—
Gain on sale of assets	(71)	—	(13,060)	(2.3)
Operating income	57,990	9.1	40,661	7.1
Interest and other income (expense), net	(996)	(0.2)	1,879	0.3
Income from operations before income taxes	58,986	9.3	38,782	6.7
Provision for income taxes	15,398	2.4	10,028	1.7
Net income	43,588	6.9	28,754	5.0
Net income attributable to noncontrolling interest	(2,632)	(0.4)	(2,352)	(0.4)
Net income attributable to IES Holdings, Inc.	$40,956	6.5%	$26,402	4.6%

Consolidated revenues for the three months ended December 31, 2023, were $59.6 million higher than for the three months ended December 31, 2022, an increase of 10.4%, with increases at our Communications, Infrastructure Solutions and Commercial & Industrial operating segments, slightly offset by a decrease at our Residential segment. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the three months ended December 31, 2023 increased $48.4 million compared to the three months ended December 31, 2022. Our overall gross profit percentage was 22.7% during the three months ended December 31, 2023, as compared to 16.6% during the three months ended December 31, 2022. Gross profit as a percentage of revenue increased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended December 31, 2023, our selling, general and administrative expenses were $85.9 million, an increase of $18.1 million, or 26.7%, over the three months ended December 31, 2022, driven largely by increased personnel costs at our Residential operating segment in connection with a reorganization of the segment's management structure in fiscal 2023 and higher incentive compensation at the division level as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue increased from 11.8% for the three months ended December 31, 2022 to 13.5% for the three months ended December 31, 2023.

Gain on Sale of Assets. Our results for the three months ended December 31, 2022 included a pretax gain on sale of $13.0 million from the sale of STR Mechanical, LLC (“STR”) on October 7, 2022. STR previously operated as part of our Commercial & Industrial segment.

Communications

	Three Months Ended December 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$170,748	100.0%	$147,245	100.0%
Cost of services	134,473	78.8	125,507	85.2
Gross profit	36,275	21.2	21,738	14.8
Selling, general and administrative expenses	14,901	8.7	12,297	8.4
Gain on sale of assets	(4)	—	—	—
Operating income	$21,378	12.5%	$9,441	6.4%

Revenues. Our Communications segment’s revenues increased by $23.5 million during the three months ended December 31, 2023, or 16.0%, compared to the three months ended December 31, 2022. The increase primarily resulted from an increase in demand from high-tech manufacturing and e-commerce distribution center customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2023 increased by $14.5 million compared to the three months ended December 31, 2022. Gross profit as a percentage of revenue increased from 14.8% to 21.2%. The increase in profitability in the three months ended December 31, 2023 was primarily the result of improved project execution and pricing during the period, as well as the impact of investments we have made in hiring and training personnel to support the growth of our business.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $2.6 million, or 21.2%, during the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase is primarily a result of higher personnel cost including higher incentive compensation as a result of higher earnings, investment in an organizational structure that will enhance the scalability of our business, and higher wages in an increasingly competitive labor market. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 8.7% during the three months ended December 31, 2023, compared to 8.4% for the three months ended December 31, 2022.

Residential

	Three Months Ended December 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$315,856	100.0%	$318,078	100.0%
Cost of services	240,425	76.1	258,459	81.3
Gross profit	75,431	23.9	59,619	18.7
Selling, general and administrative expenses	51,378	16.3	39,051	12.3
Contingent consideration	35	—	69	—
Gain on sale of assets	(82)	—	(6)	—
Operating income	$24,100	7.6%	$20,505	6.4%

Revenues. Our Residential segment’s revenues decreased by $2.2 million, or 0.7%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Our multi-family revenue decreased as we have become more selective in our bidding process, and have reduced our activity in certain areas where we experienced project execution challenges in the prior year, resulting in a $5.1 million decrease in revenues compared to the prior year period. This was partially offset by expansion into new markets and continued strong demand in our single-family business, where revenues increased by $2.9 million compared to the prior year period.

Gross Profit. During the three months ended December 31, 2023, our Residential segment's gross profit increased by $15.8 million, or 26.5%, compared to the three months ended December 31, 2022. Gross profit as a percentage of revenue increased to 23.9% during the three months ended December 31, 2023, from 18.7% for the three months ended December 31, 2022. The increase in profitability was driven primarily by improved project execution in our multi-family business, as well as the benefit of improved procurement and other processes implemented as part of the reorganization of the segment in fiscal 2023.

Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $12.3 million, or 31.6%, during the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase was driven by higher personnel costs in connection with a reorganization of the segment's management structure in fiscal 2023 and incentive profit sharing for division management. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 16.3% during the three months ended December 31, 2023, compared to 12.3% in the three months ended December 31, 2022.

Infrastructure Solutions

	Three Months Ended December 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$62,888	100.0%	$49,284	100.0%
Cost of services	44,697	71.1	38,817	78.8
Gross profit	18,191	28.9	10,467	21.2
Selling, general and administrative expenses	7,285	11.6	5,761	11.7
Gain on sale of assets	—	—	(19)	—
Operating income	$10,906	17.3%	$4,725	9.6%

Revenues. Revenues in our Infrastructure Solutions segment increased $13.6 million during the three months ended December 31, 2023, an increase of 27.6% compared to the three months ended December 31, 2022, driven primarily by continued strong demand in our custom power solutions manufacturing businesses.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended December 31, 2023 increased $7.7 million as compared to the three months ended December 31, 2022, primarily resulting from operational improvements within our manufacturing facilities during the quarter, as well as improved pricing. Gross profit as a percentage of revenue increased from 21.2% to 28.9%.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended December 31, 2023 increased $1.5 million when compared to the three months ended December 31, 2022, primarily as a result of increased employee compensation cost. Selling, general and administrative expenses as a percentage of revenue was 11.6% at December 31, 2023 compared to 11.7% at December 31, 2022.

Commercial & Industrial

	Three Months Ended December 31,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$84,952	100.0%	$60,267	100.0%
Cost of services	71,045	83.6	56,653	94.0
Gross profit	13,907	16.4	3,614	6.0
Selling, general and administrative expenses	6,847	8.1	5,689	9.4
Gain on sale of assets	15	—	(13,035)	(21.6)
Operating income	$7,045	8.3%	$10,960	18.2%

Revenues. Revenues in our Commercial & Industrial segment increased $24.7 million, or 41.0%, during the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase primarily relates to a large data center project.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2023, increased by $10.3 million, as compared to the three months ended December 31, 2022. Gross profit as a percentage of revenue increased from 6.0% for the quarter ended December 31, 2022 to 16.4% for the quarter ended December 31, 2023. Our results for the quarter ended December 31, 2022 were impacted by continuing operating challenges at one branch that incurred significant losses during fiscal 2022 and into fiscal 2023. In the three months ended December 31, 2023, segment results benefited from improved project execution, improving bid margins in certain markets, and a more selective bidding strategy implemented in the prior year.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2023 increased $1.2 million, or 20.4%, compared to the three months ended December 31, 2022. Selling, general and administrative expenses as a percentage of revenue decreased from 9.4% to 8.1% for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 as we benefited from the scale of our operations.

Gain on Sale of Assets. As discussed above, our results for the three months ended December 31, 2022 included a pretax gain on sale of $13.0 million from the sale of STR in October 2022.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended December 31,
	2023	2022
	(In thousands)
Interest expense	$327	$1,119
Deferred financing charges	70	65
Total interest expense	397	1,184

Interest income	(1,176)	—
Other (income) expense, net	(217)	695
Total other (income) expense, net	(1,393)	695
Total interest and other (income) expense, net	$(996)	$1,879

During the three months ended December 31, 2023, we incurred interest expense of $0.4 million primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.6 million under our revolving credit facility and an average unused line of credit balance of $142.4 million. This compares to interest expense of $1.2 million for the three months ended December 31, 2022, primarily comprising interest expense from our revolving credit facility, which had an average outstanding balance of $43.0 million, in addition to fees on an average letter of credit balance of $5.4 million under our revolving credit facility and an average unused line of credit balance of $80.7 million. The reduction in interest expense in the three months ended December 31, 2023 compared to the three months ended December 31, 2022 was a result of a decrease in average outstanding borrowings under our revolving credit facility, which had no outstanding balance during the three months ended December 31, 2023.

The improvement in Total other (income) expense, net for the three months ended December 31, 2023 as compared with December 31, 2022 is primarily the result of interest income earned during the three months ended December 31, 2023 on short-term investments made in late fiscal 2023 with no such interest income in the three months ended December 31, 2022, and unrealized gains on investments in trading securities of $0.1 million in the three months ended December 31, 2023, compared to no interest income and unrealized losses of $0.8 million in the three months ended December 31, 2022.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $15.4 million for the three months ended December 31, 2023, compared to $10.0 million for the three months ended December 31, 2022, driven by increased pretax income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our Condensed Consolidated Financial Statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. For a discussion of our significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Some of the more significant estimates include revenue recognition, business combinations, valuation allowance for deferred tax assets and income taxes.

There have been no significant changes to our accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
Remaining performance obligations	$1,072,593	$1,143,423	$1,071,605	$1,012,111
Agreements without an enforceable obligation (1)	379,463	414,589	458,057	376,948
Backlog	$1,452,056	$1,558,012	$1,529,662	$1,389,059
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.
WORKING CAPITAL

During the three months ended December 31, 2023, working capital exclusive of cash increased by $23.3 million from September 30, 2023, reflecting a $44.6 million increase in current assets excluding cash partially offset by a $21.3 million increase in current liabilities during the period.

During the three months ended December 31, 2023, our current assets exclusive of cash increased to $640.1 million, as compared to $595.5 million as of September 30, 2023. An increase in activity at our Communications, Infrastructure Solutions and Commercial & Industrial businesses drove a $24.7 million increase in trade accounts receivable. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value. We also had an $18.1 million increase in inventories from advance material purchases primarily for projects not yet commenced in our Residential multi-family business.

During the three months ended December 31, 2023, our total current liabilities increased by $21.3 million to $421.9 million, compared to $400.6 million as of September 30, 2023, driven by a $23.2 million increase in billings in excess of costs and estimated earnings driven by the timing of contract billings on projects on which revenue is recognized using the percentage of completion method, partially offset by a $1.9 million decrease in accounts payable and accrued expenses primarily as a result of the timing of payments by our Communications segment.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2023, the estimated cost to complete our bonded projects was approximately $136.6 million.

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

As of December 31, 2023, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
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

At December 31, 2023, our Liquidity was $229.9 million, our Excess Availability was $142.5 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 9.8:1.0.

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

At December 31, 2023, we had $5.6 million in outstanding letters of credit and no outstanding borrowings under our revolving credit facility.

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

Net cash provided by operating activities was $25.0 million during the three months ended December 31, 2023, as compared to $14.3 million in the three months ended December 31, 2022. The increase in operating cash flow resulted from increased earnings, partially offset by an increase in cash used in working capital during the three months ended December 31, 2023 as compared with the three months ended December 31, 2022.

Investing Activities

Net cash used in investing activities was $6.0 million for the three months ended December 31, 2023, compared to $16.3 million provided by investing activities in the three months ended December 31, 2022. During the three months ended December 31, 2023, we used $6.5 million for capital expenditures to support the growth of our business. During the three months ended December 31, 2022, the sale of assets, including the sale of STR, provided cash of $19.2 million, which was partially offset by $2.7 million used for capital expenditures.

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2023 was $7.3 million, compared to $50.3 million for the three months ended December 31, 2022. Net cash used in financing activities for the three months ended December 31, 2023 included $4.1 million to settle our contingent consideration liability related to prior year acquisitions and $1.3 million in distributions to noncontrolling interests under operating agreements in connection with certain acquisitions. Net cash used in financing activities for the three months ended December 31, 2022 included net repayments on our credit facility of $39.7 million, $7.5 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, and distributions of $2.3 million to noncontrolling interests under operating agreements in connection with certain acquisitions.

Stock Repurchase Program

In December 2022, our Board authorized a stock repurchase program for the purchase from time to time of up to $40.0 million of the Company’s common stock, replacing the Company's previous repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We had no purchases pursuant to our repurchase programs during the three months ended December 31, 2023.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2023, we did not have any such firm commitments to purchase materials outstanding. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices. We are also exposed to interest rate risk with respect to our outstanding borrowings under our revolving credit facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and our risk factors in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Any long-term debt that may be outstanding from time to time under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We had no borrowings outstanding under our revolving credit facility as of December 31, 2023.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 11, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
October 1, 2023 – October 31, 2023	—	$—	—	$37,588,964
November 1, 2023 – November 30, 2023	—	$—	—	$37,588,964
December 1, 2023 – December 31, 2023	12,422	$74.70	—	$37,588,964
Total	12,422	$74.70	—	$37,588,964
(1)    The total number of shares purchased includes shares purchased pursuant to the program described in footnote (2) below and shares of common stock repurchased from our employees to satisfy statutory tax withholding requirements upon the vesting of certain stock awards under the Equity Incentive Plan.
(2)    In December 2022, our Board authorized a stock repurchase program for the purchase of up to $40 million of the Company’s common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's Insider Trading Policy. During the three months ended December 31, 2023, none of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined under Item 408 of Regulation S-K.

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
10.1 —
Form of Time-Based Phantom Stock Unit Award Agreement under the Company's Amended and Restated 2006 Equity Incentive Plan, as amended and restated effective February 9, 2016. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2023).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 2024.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)