Form 10-Q
period 2024-03-31
IES Holdings, Inc.
filed 2024-05-03
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2024, there were 20,243,458 shares of common stock outstanding.

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

•changes in general economic conditions, including market and macro-economic disruptions resulting from the ongoing Ukraine and Israel conflicts, trade tensions between the U.S. and China, or other geo-political events;

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

•the impact of future epidemics or pandemics on our business, including the potential for new or continued job site closures or work stoppages, supply chain disruptions, delays in awarding new project bids, construction delays, reduced demand for our services, delays in our ability to collect from our customers, the impact of third party vaccine mandates on employee recruiting and retention, or illness of management or other employees;

•credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability of some of our customers to retain sufficient financing at acceptable rates, which could lead to project delays or cancellations;

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	March 31,	September 30,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,969	$75,770
Accounts receivable:
Trade, net of allowance of $1,887 and $1,649, respectively	416,657	363,836
Retainage	86,992	76,934
Inventories	104,612	95,655
Costs and estimated earnings in excess of billings	48,284	48,620
Prepaid expenses and other current assets	33,984	10,481
Total current assets	796,498	671,296
Property and equipment, net	67,820	63,410
Goodwill	92,395	92,395
Intangible assets, net	50,075	56,208
Deferred tax assets	21,276	20,383
Operating right of use assets	57,564	61,761
Other non-current assets	15,536	16,147
Total assets	$1,101,164	$981,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	306,463	296,797
Billings in excess of costs and estimated earnings	127,767	103,771
Total current liabilities	434,230	400,568
Long-term debt	—	—
Operating long-term lease liabilities	38,175	42,098
Other tax liabilities	22,799	22,047
Other non-current liabilities	10,996	16,951
Total liabilities	506,200	481,664
Noncontrolling interest	60,158	49,951
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,243,458 and 20,194,218 outstanding, respectively	220	220
Treasury stock, at cost, 1,806,071 and 1,855,311 shares, respectively	(50,428)	(49,450)
Additional paid-in capital	204,088	203,431
Retained earnings	380,926	295,784
Total stockholders’ equity	534,806	449,985
Total liabilities and stockholders’ equity	$1,101,164	$981,600

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$705,733	$568,881
Cost of services	534,120	467,955
Gross profit	171,613	100,926
Selling, general and administrative expenses	95,272	69,349
Contingent consideration	—	69
Gain on sale of assets	(1,373)	(102)
Operating income	77,714	31,610
Interest and other (income) expense:
Interest expense	406	1,049
Other (income) expense, net	1,136	(1,768)
Income from operations before income taxes	76,172	32,329
Provision for income taxes	19,372	8,157
Net income	56,800	24,172
Net income attributable to noncontrolling interest	(3,891)	(2,621)
Comprehensive income attributable to IES Holdings, Inc.	$52,909	$21,551

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$2.32	$0.93
Diluted	$2.29	$0.92

Shares used in the computation of earnings per share:
Basic	20,227,342	20,170,824
Diluted	20,479,755	20,387,796

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Six Months Ended March 31,
	2024	2023
Revenues	$1,340,177	$1,143,755
Cost of services	1,024,760	947,391
Gross profit	315,417	196,364
Selling, general and administrative expenses	181,122	137,117
Contingent consideration	35	138
Gain on sale of assets	(1,444)	(13,162)
Operating income	135,704	72,271
Interest and other (income) expense:
Interest expense	803	2,233
Other income, net	(257)	(1,073)
Income from operations before income taxes	135,158	71,111
Provision for income taxes	34,770	18,185
Net income	100,388	52,926
Net income attributable to noncontrolling interest	(6,523)	(4,973)
Comprehensive income attributable to IES Holdings, Inc.	$93,865	$47,953

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$4.21	$2.08
Diluted	$4.16	$2.06

Shares used in the computation of earnings per share:
Basic	20,213,421	20,206,814
Diluted	20,449,691	20,414,492

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2023	22,049,529	$220	(1,835,553)	$(49,521)	$203,986	$333,958	$488,643
Issuances under compensation plans	—	—	50,000	1,355	(1,355)	—	—
Acquisition of treasury stock	—	—	(21,518)	(2,289)	—	—	(2,289)
Option exercised	—	—	1,000	27	(19)	—	8
Non-cash compensation	—	—	—	—	1,476	—	1,476
Increase in noncontrolling interest	—	—	—	—	—	(5,941)	(5,941)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	52,909	52,909
BALANCE, March 31, 2024	22,049,529	$220	(1,806,071)	$(50,428)	$204,088	$380,926	$534,806

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2022	22,049,529	$220	(1,875,676)	$(49,653)	$200,940	$226,544	$378,051
Acquisition of treasury stock	—	—	(4,332)	(151)	3	—	(148)
Options exercised	—	—	2,000	53	(39)	—	14
Non-cash compensation	—	—	—	—	1,054	—	1,054
Increase in noncontrolling interest	—	—	—	—	—	(2,771)	(2,771)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	21,551	21,551
BALANCE, March 31, 2023	22,049,529	$220	(1,878,008)	$(49,751)	$201,958	$245,324	$397,751

	Six Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2023	22,049,529	$220	(1,855,311)	$(49,450)	$203,431	$295,784	$449,985
Issuances under compensation plans	—	—	82,180	2,213	(2,213)	—	—
Acquisition of treasury stock	—	—	(33,940)	(3,218)	—	—	(3,218)
Options exercised	—	—	1,000	27	(19)	—	8
Non-cash compensation	—	—	—	—	2,889	—	2,889
Increase in noncontrolling interest	—	—	—	—	—	(8,723)	(8,723)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	93,865	93,865
BALANCE, March 31, 2024	22,049,529	$220	(1,806,071)	$(50,428)	$204,088	$380,926	$534,806

	Six Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2022	22,049,529	$220	(1,707,629)	$(44,000)	$201,871	$203,197	$361,288
Issuances under compensation plans	—	—	71,013	1,843	(1,843)	—	—
Acquisition of treasury stock	—	—	(243,392)	(7,647)	10	—	(7,637)
Options exercised	—	—	2,000	53	(39)	—	14
Non-cash compensation	—	—	—	—	1,959	—	1,959
Increase in noncontrolling interest	—	—	—	—	—	(5,826)	(5,826)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	47,953	47,953
BALANCE, March 31, 2023	22,049,529	$220	(1,878,008)	$(49,751)	$201,958	$245,324	$397,751

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,388	$52,926
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	503	330
Deferred financing cost amortization	140	132
Depreciation and amortization	15,438	13,252
Gain on sale of assets	(1,444)	(13,162)
Non-cash compensation expense	2,925	1,956
Deferred income tax expense	1,932	6,955
Unrealized loss on trading securities	1,790	—
Changes in operating assets and liabilities:
Accounts receivable	(53,324)	35,660
Inventories	(8,957)	(11,798)
Costs and estimated earnings in excess of billings	336	4,120
Prepaid expenses and other current assets	(35,252)	(11,672)
Other non-current assets	290	1,728
Accounts payable and accrued expenses	9,462	(30,454)
Billings in excess of costs and estimated earnings	23,996	10,109
Other non-current liabilities	470	(23)
Net cash provided by operating activities	58,693	60,059
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,359)	(6,677)
Proceeds from sale of assets	2,375	19,124
Cash paid in conjunction with equity investments	(380)	(165)
Net cash provided by (used in) investing activities	(11,364)	12,282
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	1,346,388	1,162,971
Repayments of debt	(1,346,388)	(1,230,519)
Cash paid for finance leases	(1,981)	(1,617)
Settlement of contingent consideration liability	(4,074)	—
Distribution to noncontrolling interest	(7,865)	(5,272)
Purchase of treasury stock	(3,218)	(7,637)
Options exercised	8	14
Net cash used in financing activities	(17,130)	(82,060)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,199	(9,719)
CASH AND CASH EQUIVALENTS, beginning of period	75,770	24,848
CASH AND CASH EQUIVALENTS, end of period	$105,969	$15,129

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$269	$1,765
Cash paid for income taxes, net	$37,449	$4,660

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

Noncontrolling Interest

In connection with our acquisitions of Edmonson Electric, LLC and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, and NEXT Electric, LLC in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third-party seller. The interests retained by those third-party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. In each case, the purchase price is variable, based on a multiple of earnings as defined in the applicable operating agreement. Therefore, each noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification

(“ASC”) 810 and the redemption amounts assuming the noncontrolling interest was redeemable at the balance sheet date. If all of the noncontrolling interests remaining outstanding at March 31, 2024 had been redeemable at that date, the aggregate redemption amount would have been $60,158.

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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 56 percent of the Company’s outstanding common stock based on Amendment No. 29 to the Schedule 13D filed by Tontine with the SEC on March 15, 2024 and the Company's shares outstanding as of April 30, 2024. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

We recognize revenue over time for the majority of the services we perform, other than the Residential Single-family and Infrastructure Solutions Industrial Services businesses, as (i) control continuously transfers to the customer as work progresses at a project location controlled by the customer and (ii) we have the right to bill the customer as costs are incurred. Within our Infrastructure Solutions Custom Power Solutions business, we often perform work inside our own facilities, where control does not continuously transfer to the customer as work progresses. In such cases, we evaluate whether the work performed creates an asset with alternative use to the Company and whether we have the right to bill the customer as costs are incurred. Such assessment involves an evaluation of contractual termination clauses. Where we are creating an asset with no alternative use and we have a contractual right to payment for work performed to date, we recognize revenue over time. If we do not have such a right, we recognize revenue upon completion of the contract, when control of the work transfers to the customer.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three and six months ended March 31, 2024 and 2023 was derived from the following activities. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. See details in the following tables:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Communications	$193,503	$141,120	$364,251	$288,365
Residential
Single-family	252,292	227,216	498,859	470,925
Multi-family and Other	87,080	78,896	156,369	153,265
Total Residential	339,372	306,112	655,228	624,190
Infrastructure Solutions
Industrial Services	12,076	11,562	23,174	22,516
Custom Power Solutions	63,713	41,054	115,503	79,384
Total Infrastructure Solutions	75,789	52,616	138,677	101,900
Commercial & Industrial	97,069	69,033	$182,021	129,300
Total Revenue	$705,733	$568,881	$1,340,177	$1,143,755

	Three Months Ended March 31, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$141,144	$339,372	$73,543	$82,972	$637,031
Time-and-material	52,359	—	2,246	14,097	68,702
Total revenue	$193,503	$339,372	$75,789	$97,069	$705,733

	Three Months Ended March 31, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$92,392	$306,112	$50,951	$59,915	$509,370
Time-and-material	48,728	—	1,665	9,118	59,511
Total revenue	$141,120	$306,112	$52,616	$69,033	$568,881
	Six Months Ended March 31, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$266,367	$655,228	$134,423	$156,882	$1,212,900
Time-and-material	97,884	—	4,254	25,139	127,277
Total revenue	$364,251	$655,228	$138,677	$182,021	$1,340,177

	Six Months Ended March 31, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$179,666	$624,190	$98,497	$111,810	$1,014,163
Time-and-material	108,699	—	3,403	17,490	129,592
Total revenue	$288,365	$624,190	$101,900	$129,300	$1,143,755

Accounts Receivable and Allowance for Credit Losses

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of March 31, 2024, Accounts receivable included $7,385 of unbilled receivables for which we have an unconditional right to bill.

Contract Assets and Liabilities

Project contracts typically provide for a schedule of billings on percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceeds cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in our Condensed Consolidated Balance Sheets under the caption “Costs and estimated earnings in excess of billings”. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized are reflected as a current liability in our Condensed Consolidated Balance Sheets under the caption “Billings in excess of costs and estimated earnings”.

During the six months ended March 31, 2024 and 2023, we recognized revenue of $92,970 and $52,350 related to our contract liabilities at October 1, 2023 and 2022, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At March 31, 2024, we had remaining performance obligations of $1,065,444. The Company expects to recognize revenue on approximately $875,040 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three and six months ended March 31, 2024, net revenue recognized from our performance obligations satisfied in previous periods was not material.
4. DEBT

We are a party to the Third Amended and Restated Credit and Security Agreement (the “Amended Credit Agreement”), which provides for a maximum borrowing amount of $150,000 under our revolving credit facility. The Amended Credit Agreement, which matures on September 30, 2026, contains customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. As of March 31, 2024, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

At March 31, 2024 and September 30, 2023, we had no outstanding borrowings under our revolving credit facility. At March 31, 2024, we had $5,606 in outstanding letters of credit and total availability of $143,501 under our revolving credit facility without triggering the financial covenants under the Amended Credit Agreement.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and six months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to IES Holdings, Inc.	$52,909	$21,551
Increase in noncontrolling interest	(5,941)	(2,771)
Net income attributable to common stockholders of IES Holdings, Inc.	$46,968	$18,780

Denominator:
Weighted average common shares outstanding — basic	20,227,342	20,170,824
Effect of dilutive stock options and non-vested securities	252,413	216,972
Weighted average common and common equivalent shares outstanding — diluted	20,479,755	20,387,796

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$2.32	$0.93
Diluted	$2.29	$0.92

	Six Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to IES Holdings, Inc.	$93,865	$47,953
Increase in noncontrolling interest	(8,723)	(5,826)
Net income attributable to restricted stockholders of IES Holdings, Inc.	—	(10)
Net income attributable to common stockholders of IES Holdings, Inc.	$85,142	$42,117

Denominator:
Weighted average common shares outstanding — basic	20,213,421	20,206,814
Effect of dilutive stock options and non-vested securities	236,270	207,678
Weighted average common and common equivalent shares outstanding — diluted	20,449,691	20,414,492

Earnings per share attributable to IES Holdings, Inc.:
Basic	$4.21	$2.08
Diluted	$4.16	$2.06
For the three and six months ended March 31, 2024 and 2023, the average price of our common shares exceeded the exercise price of all of our outstanding stock options. As a result, all of our outstanding stock options were included in the computation of diluted earnings per share. For the six months ended March 31, 2024 and 2023, the computation of diluted earnings per share excluded 21,584 and 22,344 unvested Employee PSUs (as defined below), respectively, as the inclusion of such instruments would have been anti-dilutive. All unvested Employee PSUs were included in the computation of diluted earnings per share for the three months ended March 31, 2024 and 2023.

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

Segment information for the three and six months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$193,503	$339,372	$75,789	$97,069	$—	$705,733
Cost of services	154,568	250,702	52,044	76,806	—	534,120
Gross profit	38,935	88,670	23,745	20,263	—	171,613
Selling, general and administrative	16,988	55,258	7,627	8,707	6,692	95,272
Contingent consideration	—	—	—	—	—	—
Gain on sale of assets	(16)	(1,275)	—	(68)	(14)	(1,373)
Operating income (loss)	$21,963	$34,687	$16,118	$11,624	$(6,678)	$77,714
Other data:
Depreciation and amortization expense	$866	$5,012	$1,229	$485	$229	$7,821
Capital expenditures	$936	$3,424	$884	$1,397	$203	$6,844
Total assets	$230,386	$396,760	$200,476	$98,845	$174,697	$1,101,164

	Three Months Ended March 31, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$141,120	$306,112	$52,616	$69,033	$—	$568,881
Cost of services	115,957	251,281	38,421	62,296	—	467,955
Gross profit	25,163	54,831	14,195	6,737	—	100,926
Selling, general and administrative	13,386	37,999	5,990	6,400	5,574	69,349
Contingent consideration	—	69	—	—	—	69
Gain on sale of assets	(3)	—	—	(99)	—	(102)
Operating income (loss)	$11,780	$16,763	$8,205	$436	$(5,574)	$31,610
Other data:
Depreciation and amortization expense	$502	$4,557	$1,326	$412	$67	$6,864
Capital expenditures	$480	$2,379	$560	$546	$—	$3,965
Total assets	$188,937	$389,946	$173,621	$87,721	$48,863	$889,088

	Six Months Ended March 31, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$364,251	$655,228	$138,677	$182,021	$—	$1,340,177
Cost of services	289,041	491,127	96,741	147,851	—	1,024,760
Gross profit	75,210	164,101	41,936	34,170	—	315,417
Selling, general and administrative	31,889	106,636	14,912	15,554	12,131	181,122
Contingent consideration	—	35	—	—	—	35
Gain on sale of assets	(20)	(1,357)	—	(53)	(14)	(1,444)
Operating income (loss)	$43,341	$58,787	$27,024	$18,669	$(12,117)	$135,704
Other data:
Depreciation and amortization expense	$1,589	$9,974	$2,456	$960	$459	$15,438
Capital expenditures	$1,936	$6,788	$2,035	$2,218	$382	$13,359
Total assets	$230,386	$396,760	$200,476	$98,845	$174,697	$1,101,164

	Six Months Ended March 31, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$288,365	$624,190	$101,900	$129,300	$—	$1,143,755
Cost of services	241,464	509,740	77,238	118,949	—	947,391
Gross profit	46,901	114,450	24,662	10,351	—	196,364
Selling, general and administrative	25,683	77,050	11,751	12,089	10,544	137,117
Contingent consideration	—	138	—	—	—	138
Gain on sale of assets	(3)	(6)	(19)	(13,134)	—	(13,162)
Operating income (loss)	$21,221	$37,268	$12,930	$11,396	$(10,544)	$72,271
Other data:
Depreciation and amortization expense	$932	$8,701	$2,680	$804	$135	$13,252
Capital expenditures	$1,122	$3,087	$1,199	$1,269	$—	$6,677
Total assets	$188,937	$389,946	$173,621	$87,721	$48,863	$889,088

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 570,655 shares were available for issuance at March 31, 2024.

Stock Repurchase Program

In December 2022, our Board authorized a stock repurchase program for the purchase from time to time of up to $40,000 of the Company’s common stock, replacing the Company's previous repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 4,048 and 223,779 shares, respectively, of our common stock during the three and six months ended March 31, 2023 in open market transactions at an average price of $34.97 and $31.05 per share, respectively. We made no repurchases of common stock in open market transactions during the three and six months ended March 31, 2024.

Treasury Stock

During the six months ended March 31, 2024, we issued 82,180 shares of common stock from treasury stock to employees and repurchased 33,940 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. During the six months ended March 31, 2024, we issued 1,000 unrestricted shares to satisfy the exercise of certain outstanding option awards under the Equity Incentive Plan.

During the six months ended March 31, 2023, we issued 71,013 shares of common stock from treasury stock to employees and repurchased 19,347 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. In addition, 266 restricted shares were forfeited and returned to treasury stock. During the six months ended March 31, 2023, we issued 2,000 unrestricted shares to satisfy the exercise of certain outstanding option awards under the Equity Incentive Plan.

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

As of March 31, 2024, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 323,973 shares of common stock. During the six months ended March 31, 2024, we granted 85,434 Employee PSUs, 5,094 were forfeited, and 82,180 vested.
A summary of the compensation expense related to our stock awards recognized during the three and six months ended March 31, 2024 and 2023 is provided in the table below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Restricted stock awards	$—	$—	$—	$25
Director PSUs	$134	$94	$230	$190
Employee PSUs	$1,380	$958	$2,695	$1,740

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

At March 31, 2024 and September 30, 2023, financial assets and liabilities measured at fair value on a recurring basis were limited to investments in equity securities and debt securities classified as trading securities, our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2024 and September 30, 2023, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	March 31, 2024
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Equity securities	$13,048	$13,048	$—
Debt securities classified as trading securities	4,444	4,444	—
Executive savings plan assets	925	925	—
Executive savings plan liabilities	(793)	(793)	—
Total	$17,624	$17,624	$—

	September 30, 2023
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$783	$783	$—
Executive savings plan liabilities	(657)	(657)	—
Contingent consideration liability	(4,465)	—	(4,465)
Total	$(4,339)	$126	$(4,465)

Investments in equity securities and debt securities, all of which are classified as trading securities and mature after one year and before five years at March 31, 2024, were included in “Prepaid expenses and other current assets” in our Condensed Consolidated Balance Sheets. Gains and losses to measure our investments in equity and debt securities at fair value were included in Other income, net in our Condensed Consolidated Statements of Comprehensive Income. Our unrealized net gains (losses), which are calculated as total net gains (losses) recognized during the period less net gains (losses) recognized on securities sold during the period, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Unrealized loss on equity securities	$(1,852)	$—	$(1,852)	$—
Unrealized gain (loss) on debt securities	(57)	—	62	—
Total unrealized loss on trading securities	$(1,909)	$—	$(1,790)	$—

In fiscal year 2021, we entered into a contingent consideration arrangement related to the acquisition of Bayonet. The table below presents the change in fair value of this obligation, which used significant unobservable inputs (Level 3). This obligation was settled during the six months ended March 31, 2024, and we did not have any other assets or liabilities measured using significant unobservable inputs at March 31, 2024.

Contingent Consideration Agreements
Fair value at September 30, 2023	$(4,465)
Net adjustments to fair value	(35)
Settlements	4,500
Fair value at March 31, 2024	$—

9. INVENTORY

Inventories consist of the following components:

	March 31,	September 30,
	2024	2023
Raw materials	$14,635	$14,334
Work in process	10,296	12,939
Finished goods	4,933	3,399
Parts and supplies	74,748	64,983
Total inventories	$104,612	$95,655

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the carrying value of goodwill by segment at March 31, 2024, which did not change from September 30, 2023:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Goodwill at March 31, 2024	$2,816	$51,370	$38,209	$—	$92,395

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			March 31, 2024
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$13,071	$(6,174)	$6,897
Technical library	20			400	(211)	189
Customer relationships	6	-	15	91,426	(48,437)	42,989
Non-competition arrangements	5			40	(40)	—
Backlog and construction contracts	1			3,268	(3,268)	—
Total intangible assets				$108,205	$(58,130)	$50,075

	Estimated Useful Lives (in Years)			September 30, 2023
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$14,621	$(6,973)	$7,648
Technical library	20			400	(201)	199
Customer relationships	6	-	15	91,426	(43,065)	48,361
Non-competition arrangements	5			40	(40)	—
Backlog and construction contracts	1			4,958	(4,958)	—
Total intangible assets				$111,445	$(55,237)	$56,208

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

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2024 and September 30, 2023, we had $10,143 and $7,726, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates or that the timing of payments will not create liquidity issues for the Company.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2024 and September 30, 2023, $5,606 and $4,166, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of March 31, 2024, the estimated cost to complete our bonded projects was approximately $138,588. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2024, we did not have any such firm commitments to purchase materials outstanding.
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

Current operating and finance lease liabilities of $19,619 and $4,657, respectively, as of March 31, 2024, and $19,496 and $4,301, respectively, as of September 30, 2023, were included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheets. Non-current finance lease liabilities and finance lease right-of-use assets were included in the “Other non-current liabilities” and “Other non-current assets”, respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of March 31, 2024 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2024	$10,701	$2,438	$13,139
2025	18,274	4,653	22,927
2026	14,566	3,786	18,352
2027	10,050	1,984	12,034
2028	5,659	241	5,900
Thereafter	5,473	8	5,481
Total undiscounted lease payments	$64,723	$13,110	$77,833
Less: imputed interest	6,929	1,212	8,141
Present value of lease liabilities	$57,794	$11,898	$69,692
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of March 31, 2024 is $3,598.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended			Six Months Ended
	March 31, 2024	March 31, 2023		March 31, 2024	March 31, 2023
Operating lease cost	$5,718	$4,407	$0	$11,414	$9,333
Finance lease cost
Amortization of lease assets	1,126	1,011		2,134	1,686
Interest on lease liabilities	215	216		399	366
Finance lease cost	1,341	1,227		2,533	2,052
Short-term lease cost	389	513		810	1,102
Variable lease cost	$1,083	$661		$2,081	$1,074
Total lease cost	$8,531	$6,808		$16,838	$13,561

Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Operating cash flows used for operating leases	$6,026	$5,867	$12,064	$11,818
Operating cash flows used for finance leases	215	216	399	366
Right-of-use assets obtained in exchange for new operating lease liabilities	1,116	2,872	7,575	9,191
Right-of-use assets obtained in exchange for new finance lease liabilities	644	1,882	984	4,826

	March 31, 2024	September 30, 2023
Weighted-average remaining lease term - operating leases	4.1 years	4.5 years
Weighted-average remaining lease term - finance leases	3.0 years	3.4 years
Weighted-average discount rate - operating leases	5.3%	5.1%
Weighted-average discount rate - finance leases	6.3%	6.0%

13. BUSINESS COMBINATIONS AND DIVESTITURES

We completed no acquisitions during the six months ended March 31, 2024 or during the year ended September 30, 2023.

On October 7, 2022, we sold 100% of the membership interests of STR Mechanical, LLC and its subsidiary Technical Services II, LLC (collectively, “STR”). As a result, we recognized a pre-tax gain of $13,045, which was included in “Gain on sale of assets” within our Condensed Consolidated Statements of Comprehensive Income for the six months ended March 31, 2023.

14. SUBSEQUENT EVENTS

Acquisition of Greiner Industries

On April 1, 2024, the Company acquired all of the equity interests of Greiner Industries, Inc., a Mount Joy, Pennsylvania-based structural steel fabrication and services company, to support the growth of our Infrastructure Solutions segment for a cash purchase price of $69,804, subject to post-closing adjustments to be determined based on the valuation of certain assets and liabilities, plus a maximum of $5,000 contingent consideration, payable upon achievement of certain future earnings targets. This acquired business will operate as a subsidiary in our Infrastructure Solutions segment. The fair value of the total consideration for this transaction remains subject to post-closing adjustments as of the date of this report.

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

Current Market and Operating Conditions

Increases in the target federal funds rate throughout calendar years 2022 and 2023 have resulted in higher mortgage rates, which when combined with elevated materials and labor costs, have had a substantial impact on the affordability of housing. While decreased housing affordability has led to uncertainty around near-term demand for our services in the single-family housing market and we continue to monitor market conditions for signs of slowing activity, demand in the primary markets we serve has remained firm. In addition, there continue to be several trends, such as rising household formation and population growth in our key markets, that we expect will drive long-term demand for our services. Within the various other end markets we serve, our customers' capital budgets for new construction projects may be impacted by broader economic, technological or other factors.

While the COVID-19 pandemic's impact on markets, the supply chain and the labor force had less of an impact on our business thus far in fiscal 2024 compared with prior fiscal years, COVID-19 and any future pandemic or other public health emergency could impact our workforce, customers and suppliers in the future. An inability to procure materials in a timely manner, to complete work on schedule, and to reflect higher materials or labor costs in our pricing to customers has had, and could have in the future, a significant impact on our operating results.

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

	Three Months Ended March 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$705,733	100.0%	$568,881	100.0%
Cost of services	534,120	75.7	467,955	82.3
Gross profit	171,613	24.3	100,926	17.7
Selling, general and administrative expenses	95,272	13.5	69,349	12.2
Contingent consideration	—	—	69	—
Gain on sale of assets	(1,373)	(0.2)	(102)	—
Operating income	77,714	11.0	31,610	5.6
Interest and other (income) expense, net	1,542	0.2	(719)	(0.1)
Income from operations before income taxes	76,172	10.8	32,329	5.7
Provision for income taxes	19,372	2.7	8,157	1.4
Net income	56,800	8.0	24,172	4.2
Net income attributable to noncontrolling interest	(3,891)	(0.6)	(2,621)	(0.5)
Net income attributable to IES Holdings, Inc.	$52,909	7.5%	$21,551	3.8%

Consolidated revenues for the three months ended March 31, 2024, were $136.9 million higher than for the three months ended March 31, 2023, an increase of 24.1%, with increases at all four of our operating segments. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the three months ended March 31, 2024 increased $70.7 million compared to the three months ended March 31, 2023. Our overall gross profit percentage was 24.3% during the three months ended March 31, 2024, as compared to 17.7% during the three months ended March 31, 2023. Gross profit as a percentage of revenue increased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended March 31, 2024, our selling, general and administrative expenses were $95.3 million, an increase of $25.9 million, or 37.4%, over the three months ended March 31, 2023, primarily driven by increased personnel costs at our Residential operating segment in connection with a reorganization of the segment's management structure in fiscal 2023 and higher incentive compensation at the division level as a result of higher earnings. Increases in selling, general and administrative expenses at our other operating segments were generally consistent with each segment's respective revenue growth. Selling, general and administrative expenses as a percentage of revenue increased from 12.2% for the three months ended March 31, 2023 to 13.5% for the three months ended March 31, 2024.

	Six Months Ended March 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,340,177	100.0%	$1,143,755	100.0%
Cost of services	1,024,760	76.5	947,391	82.8
Gross profit	315,417	23.5	196,364	17.2
Selling, general and administrative expenses	181,122	13.5	137,117	12.0
Contingent consideration	35	—	138	—
Gain on sale of assets	(1,444)	(0.1)	(13,162)	(1.2)
Operating income	135,704	10.1	72,271	6.3
Interest and other expense, net	546	—	1,160	0.1
Income from operations before income taxes	135,158	10.1	71,111	6.2
Provision for income taxes	34,770	2.6	18,185	1.6
Net income	100,388	7.5	52,926	4.6
Net income attributable to noncontrolling interest	(6,523)	(0.5)	(4,973)	(0.4)
Net income attributable to IES Holdings, Inc.	$93,865	7.0%	$47,953	4.2%
Consolidated revenues for the six months ended March 31, 2024, were $196.4 million higher than for the six months ended March 31, 2023, an increase of 17.2%, with increases at all four of our operating segments. See further discussion below of changes in revenues for our individual segments.

Our overall gross profit percentage increased to 23.5% during the six months ended March 31, 2024, as compared to 17.2% during the six months ended March 31, 2023. Gross profit as a percentage of revenue increased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

During the six months ended March 31, 2024, our selling, general and administrative expenses were $181.1 million, an increase of $44.0 million, or 32.1%, over the six months ended March 31, 2023, primarily driven by increased personnel costs at our Residential operating segment in connection with a reorganization of the segment's management structure in fiscal 2023 and higher incentive compensation at the division level as a result of higher earnings. Increases in selling, general and administrative expenses at our other operating segments were generally consistent with each segment's respective revenue growth. Selling, general and administrative expenses as a percentage of revenue increased from 12.0% for the six months ended March 31, 2023 to 13.5% for the six months ended March 31, 2024.

Gain on Sale of Assets. Our results for the six months ended March 31, 2023 included a pretax gain on sale of $13.0 million from the sale of STR Mechanical, LLC (“STR”) on October 7, 2022. STR previously operated as part of our Commercial & Industrial segment.

Communications

	Three Months Ended March 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$193,503	100.0%	$141,120	100.0%
Cost of services	154,568	79.9	115,957	82.2
Gross profit	38,935	20.1	25,163	17.8
Selling, general and administrative expenses	16,988	8.8	13,386	9.5
Gain on sale of assets	(16)	—	(3)	—
Operating income	$21,963	11.4%	$11,780	8.3%

Revenues. Our Communications segment’s revenues increased by $52.4 million during the three months ended March 31, 2024, or 37.1%, compared to the three months ended March 31, 2023. The increase primarily resulted from an increase in demand from data center customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2024 increased by $13.8 million compared to the three months ended March 31, 2023. Gross profit as a percentage of revenue increased from 17.8% to 20.1%. The increase in profitability in the three months ended March 31, 2024 was primarily the result of increased volume, improved project execution and pricing, and the impact of a more disciplined bidding process.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $3.6 million, or 26.9%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase primarily reflects higher personnel cost including higher incentive compensation as a result of higher earnings, investment in an organizational structure that will enhance the scalability of our business, and higher wages in an increasingly competitive labor market. Selling, general and administrative expenses as a percentage of revenue in the Communications segment decreased from 9.5% for the three months ended March 31, 2023 to 8.8% during the three months ended March 31, 2024 as we benefited from the scale of our operations.

	Six Months Ended March 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$364,251	100.0%	$288,365	100.0%
Cost of services	289,041	79.4	241,464	83.7
Gross profit	75,210	20.6	46,901	16.3
Selling, general and administrative expenses	31,889	8.8	25,683	8.9
Gain on sale of assets	(20)	—	(3)	—
Operating income	$43,341	11.9%	$21,221	7.4%

Revenues. Our Communications segment's revenues increased by $75.9 million, or 26.3%, during the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The increase primarily resulted from an increase in demand from data center, high-tech manufacturing and e-commerce distribution center customers.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2024 increased by $28.3 million, or 60.4%, as compared to the six months ended March 31, 2023. Gross profit as a percentage of revenue increased from 16.3% to 20.6%. The increase in gross profit and gross profit as a percentage of revenue primarily reflects increased volume, improved project execution and pricing, and the impact of a more disciplined bidding process.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $6.2 million, or 24.2%, during the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The increase primarily reflects higher personnel cost including higher incentive compensation as a result of higher earnings, investment in an organizational structure that will enhance the scalability of our business, and higher wages in an increasingly competitive labor market. Selling, general and administrative expenses as a percentage of revenues in the Communications segment was 8.8% during the six months ended March 31, 2024 compared to 8.9% during the six months ended March 31, 2023.

Residential

	Three Months Ended March 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$339,372	100.0%	$306,112	100.0%
Cost of services	250,702	73.9	251,281	82.1
Gross profit	88,670	26.1	54,831	17.9
Selling, general and administrative expenses	55,258	16.3	37,999	12.4
Contingent consideration	—	—	69	—
Gain on sale of assets	(1,275)	(0.4)	—	—
Operating income	$34,687	10.2%	$16,763	5.5%

Revenues. Our Residential segment’s revenues increased by $33.3 million, or 10.9%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by an expansion of our plumbing and HVAC offerings and continued strong demand in our single-family business, where revenues increased by $25.1 million. In addition, in our multi-family business, successful execution of its backlog contributed to an $8.2 million increase in revenues.

Gross Profit. During the three months ended March 31, 2024, our Residential segment's gross profit increased by $33.8 million, or 61.7%, compared to the three months ended March 31, 2023. Gross profit as a percentage of revenue increased to 26.1% during the three months ended March 31, 2024, compared to 17.9% for the three months ended March 31, 2023. The increase in profitability was driven primarily by improved project execution in our multi-family business, as well as the benefit of improved procurement and other processes implemented as part of the reorganization of the segment in fiscal 2023.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $17.3 million, or 45.4%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was driven by higher personnel costs in connection with a reorganization of the segment's management structure in fiscal 2023 and incentive profit sharing for division management resulting from higher earnings. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 16.3% during the three months ended March 31, 2024, compared to 12.4% in the three months ended March 31, 2023.

	Six Months Ended March 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$655,228	100.0%	$624,190	100.0%
Cost of services	491,127	75.0	509,740	81.7
Gross profit	164,101	25.0	114,450	18.3
Selling, general and administrative expenses	106,636	16.3	77,050	12.3
Contingent consideration	35	—	138	—
Gain on sale of assets	(1,357)	(0.2)	(6)	—
Operating income	$58,787	9.0%	$37,268	6.0%

Revenues. Our Residential segment's revenues increased by $31.0 million, or 5.0%, during the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The increase was primarily driven by an expansion of our plumbing and HVAC offerings and continued strong demand in our single-family business, where revenues increased by $27.9 million compared to the prior year period. Multi-family and other revenue also increased by $3.1 million for the six months ended March 31, 2024 compared to the prior year period as continued strong demand and successful execution of existing backlog were partially offset by a more selective bidding process and a reduction in activity in certain areas where we experienced project execution challenges in the prior year.

Gross Profit. During the six months ended March 31, 2024, our Residential segment's gross profit increased by $49.7 million, or 43.4%, compared to the six months ended March 31, 2023. Gross margin as a percentage of revenue increased to 25.0% during the six months ended March 31, 2024, compared to 18.3% during the six months ended March 31, 2023. The increase in profitability was driven primarily by improved project execution in our multi-family business, as well as the benefit of improved procurement and other processes implemented as part of the reorganization of the segment in fiscal 2023.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $29.6 million, or 38.4%, during the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The increase was driven by higher personnel costs in connection with a reorganization of the segment's management structure in fiscal 2023 and incentive profit sharing for division management resulting from higher earnings. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 16.3% during the six months ended March 31, 2024, compared to 12.3% during the six months ended March 31, 2023.

Infrastructure Solutions

	Three Months Ended March 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$75,789	100.0%	$52,616	100.0%
Cost of services	52,044	68.7	38,421	73.0
Gross profit	23,745	31.3	14,195	27.0
Selling, general and administrative expenses	7,627	10.1	5,990	11.4
Operating income	$16,118	21.3%	$8,205	15.6%

Revenues. Revenues in our Infrastructure Solutions segment increased by $23.2 million during the three months ended March 31, 2024, an increase of 44.0% compared to the three months ended March 31, 2023, driven primarily by continued strong demand in our custom power solutions manufacturing businesses, including generator enclosures.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended March 31, 2024 increased $9.6 million, compared to the three months ended March 31, 2023, primarily resulting from higher volumes, improved pricing and operating efficiencies at our facilities as well as the impact of investments to increase capacity we have made over the last several years. Gross profit as a percentage of revenue increased from 27.0% to 31.3%.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended March 31, 2024 increased by $1.6 million, compared to the three months ended March 31, 2023, primarily as a result of increased employee compensation cost to support growth in the business. Selling, general and administrative expenses as a percentage of revenue decreased from 11.4% for the three months ended March 31, 2023 to 10.1% for the three months ended March 31, 2024 as we benefited from the scale of our operations.

	Six Months Ended March 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$138,677	100.0%	$101,900	100.0%
Cost of services	96,741	69.8	77,238	75.8
Gross profit	41,936	30.2	24,662	24.2
Selling, general and administrative expenses	14,912	10.8	11,751	11.5
Gain on sale of assets	—	—	(19)	—
Operating income	$27,024	19.5%	$12,930	12.7%

Revenues. Revenues in our Infrastructure Solutions segment increased by $36.8 million, or 36.1%, during the six months ended March 31, 2024 compared to the six months ended March 31, 2023. The increase in revenue was driven primarily by continued strong demand in our custom power solutions manufacturing businesses, including generator enclosures.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the six months ended March 31, 2024 increased by $17.3 million, compared to the six months ended March 31, 2023, primarily resulting from higher volumes, improved pricing and operating efficiencies at our facilities as well as the impact of investments to increase capacity we have made over the last several years. Gross profit as a percentage of revenues increased to 30.2% for the six months ended March 31, 2024 compared to 24.2% for the six months ended March 31, 2023.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the six months ended March 31, 2024 increased by $3.2 million, compared to the six months ended March 31, 2023, primarily as a result of increased employee compensation cost to support growth in the business. Selling, general and administrative expenses as a percentage of revenue decreased from 11.5% for the six months ended March 31, 2023 to 10.8% for the six months ended March 31, 2024 as we benefited from the scale of our operations.

Commercial & Industrial

	Three Months Ended March 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$97,069	100.0%	$69,033	100.0%
Cost of services	76,806	79.1	62,296	90.2
Gross profit	20,263	20.9	6,737	9.8
Selling, general and administrative expenses	8,707	9.0	6,400	9.3
Gain on sale of assets	(68)	(0.1)	(99)	(0.1)
Operating income	$11,624	12.0%	$436	0.6%

Revenues. Revenues in our Commercial & Industrial segment increased by $28.0 million, or 40.6%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase primarily relates to a large data center project.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2024, increased by $13.5 million, compared to the three months ended March 31, 2023. Gross profit as a percentage of revenue increased from 9.8% for the quarter ended March 31, 2023 to 20.9% for the quarter ended March 31, 2024. In the three months ended March 31, 2024, segment results benefited from favorable project execution on the large data center project, improving bid margins in certain markets, and a more selective bidding strategy implemented in the prior year. Our results for the quarter ended March 31, 2023 were impacted by continuing operating challenges at one branch that incurred significant losses during fiscal 2022 and into fiscal 2023.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2024 increased by $2.3 million, or 36.0%, compared to the three months ended March 31, 2023 primarily as a result of increased employee compensation cost, including higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue decreased from 9.3% for the three months ended March 31, 2023, to 9.0% for the three months ended March 31, 2024, as we benefited from the scale of our operations.

	Six Months Ended March 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$182,021	100.0%	$129,300	100.0%
Cost of services	147,851	81.2	118,949	92.0
Gross profit	34,170	18.8	10,351	8.0
Selling, general and administrative expenses	15,554	8.5	12,089	9.3
Gain on sale of assets	(53)	—	(13,134)	(10.2)
Operating income (loss)	$18,669	10.3%	$11,396	8.8%

Revenues. Revenues in our Commercial & Industrial segment increased by $52.7 million, or 40.8%, during the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The increase primarily relates to a large data center project.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2024 increased by $23.8 million, or 230.1%, compared to the six months ended March 31, 2023. Gross profit as a percentage of revenue increased from 8.0% for the six months ended March 31, 2023 to 18.8% for the six months ended March 31, 2024. In the six months ended March 31, 2024, segment results benefited from improved project execution, including favorable project execution on the large data center project, improving bid margins in certain markets, and a more selective bidding strategy implemented in the prior year. Our results for the six months ended March 31, 2023 were impacted by continuing operating challenges at one branch that incurred significant losses during fiscal 2022 and into fiscal 2023.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2024 increased by $3.5 million, or 28.7%, compared to the six months ended March 31, 2023 primarily as a result of increased employee compensation cost, including higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue decreased from 9.3% for the six months ended March 31, 2023 to 8.5% for the six months ended March 31, 2024 as we benefited from the scale of our operations.

Gain on Sale of Assets. As discussed above, our results for the six months ended March 31, 2023 include a pretax gain on sale of $13.0 million from the sale of STR in October 2022.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Interest expense	$336	$982
Deferred financing charges	70	67
Total interest expense	406	1,049

Interest income	(1,091)	—
Other (income) expense, net	2,227	(1,768)
Total other (income) expense, net	1,136	(1,768)
Total interest and other (income) expense, net	$1,542	$(719)

During the three months ended March 31, 2024, we incurred interest expense of $0.4 million primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.6 million under our revolving credit facility and an average unused line of credit balance of $142.7 million. This compares to interest expense of $1.0 million for the three months ended March 31, 2023, primarily comprising interest expense from our revolving credit facility, which had an average outstanding balance of $43.5 million, in addition to fees on an average letter of credit balance of $5.0 million under our revolving credit facility and an average unused line of credit balance of $106.6 million. The decrease in interest expense in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was a result of a decrease in average outstanding borrowings under our revolving credit facility, which had no outstanding balance during the three months ended March 31, 2024.

The change in total other (income) expense, net for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 is primarily the result of unrealized losses on investments in trading securities of $1.8 million in the three months ended March 31, 2024 compared to realized gains on investments in trading securities of $1.7 million in the three months ended March 31, 2023, partially offset by interest income of $1.1 million earned during the three months ended March 31, 2024 with no such interest income earned in the three months ended March 31, 2023.

	Six Months Ended March 31,
	2024	2023
	(In thousands)
Interest expense	$663	$2,101
Deferred financing charges	140	132
Total interest expense	803	2,233

Interest income	(2,267)	—
Other (income) expense, net	2,010	(1,073)
Total other income, net	(257)	(1,073)
Total interest and other expense, net	$546	$1,160

During the six months ended March 31, 2024, we incurred interest expense of $0.8 million primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $142.5 million. This compares to interest expense of $2.2 million for the six months ended March 31, 2023, primarily comprised of interest expense from our revolving credit facility, which had an average outstanding balance of $52.4 million, in addition to fees on an average letter of credit balance of $5.2 million under our revolving credit facility and an average unused line of credit balance of $93.5 million. The reduction in interest expense in the six months ended March 31, 2024 compared to the six months ended March 31, 2023 was a result of a decrease in average outstanding borrowings under our revolving credit facility, which had no outstanding balance during the six months ended March 31, 2024.

The decrease in total other income, net for the six months ended March 31, 2024, compared with March 31, 2023 is primarily the result of unrealized losses on investments in trading securities of $1.9 million in the six months ended March 31, 2024 compared to realized gains on investments in trading securities of $0.9 million in the six months ended March 31, 2023, partially offset by interest income of $2.3 million earned during the six months ended March 31, 2024 with no such interest income in the six months ended March 31, 2023.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $19.4 million for the three months ended March 31, 2024, compared to $8.2 million for the three months ended March 31, 2023, driven by increased pretax income.

We recorded income tax expense of $34.8 million for the six months ended March 31, 2024, compared to $18.2 million for the six months ended March 31, 2023, driven by increased pretax income.

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

	March 31,	December 31,	September 30,	June 30,
	2024	2023	2023	2023
Remaining performance obligations	$1,065,444	$1,072,593	$1,143,423	$1,071,605
Agreements without an enforceable obligation (1)	297,451	379,463	414,589	458,057
Backlog	$1,362,895	$1,452,056	$1,558,012	$1,529,662
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

WORKING CAPITAL

During the six months ended March 31, 2024, working capital exclusive of cash increased by $61.4 million from September 30, 2023, reflecting a $95.0 million increase in current assets excluding cash partially offset by a $33.7 million increase in current liabilities during the period.

During the six months ended March 31, 2024, our current assets exclusive of cash increased to $690.5 million, as compared to $595.5 million as of September 30, 2023. An increase in activity at our Communications, Infrastructure Solutions and Commercial & Industrial businesses drove a $52.8 million increase in trade accounts receivable. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value. We also had a $23.5 million increase in prepaid expenses and other current assets as we invested in equity and debt securities in the second quarter of fiscal 2024, a $10.1 million increase in retainage driven by the timing of large projects approaching completion, and a $9.0 million increase in inventories from advance material purchases primarily for projects not yet commenced in our Residential multi-family business.

During the six months ended March 31, 2024, our total current liabilities increased by $33.7 million to $434.2 million, compared to $400.6 million as of September 30, 2023, driven by a $24.0 million increase in billings in excess of costs and estimated earnings driven by the timing of contract billings on projects on which revenue is recognized using the percentage of completion method, and a $9.7 million increase in accounts payable and accrued expenses primarily as a result of the timing of payments by our Communications segment.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2024, the estimated cost to complete our bonded projects was approximately $138.6 million.

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

As of March 31, 2024, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
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

At March 31, 2024, our Liquidity was $249.5 million, our Excess Availability was $143.5 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 7.9:1.0.

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

At March 31, 2024, we had $5.6 million in outstanding letters of credit and no outstanding borrowings under our revolving credit facility.

Operating Activities

Our cash flow from operations is not only influenced by cyclicality, demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to the seasonality that we experience in many regions of the country; however, a seasonal decline in working capital may be offset by needs associated with higher growth or acquisitions. Currently, our working capital needs are higher than they have been historically, as a result of growth of our business and elevated commodity prices.

Net cash provided by operating activities was $58.7 million during the six months ended March 31, 2024, as compared to $60.1 million in the six months ended March 31, 2023. The decrease in operating cash flow resulted from an increase in cash used in working capital during the six months ended March 31, 2024 as compared with the six months ended March 31, 2023, largely offset by increased earnings.

Investing Activities

Net cash used in investing activities was $11.4 million for the six months ended March 31, 2024, compared to $12.3 million provided by investing activities in the six months ended March 31, 2023. During the six months ended March 31, 2024, we used $13.4 million for capital expenditures to support the growth of our business, which was partially offset by cash provided by the sale of assets of $2.4 million. During the six months ended March 31, 2023, the sale of assets, including the sale of STR, provided cash of $19.1 million, which was partially offset by $6.7 million used for capital expenditures.

Financing Activities

Net cash used in financing activities for the six months ended March 31, 2024 was $17.1 million, compared to $82.1 million for the six months ended March 31, 2023. Net cash used in financing activities for the six months ended March 31, 2024 included $4.1 million to settle our contingent consideration liability related to prior year acquisitions, $7.9 million in distributions to noncontrolling interests under operating agreements in connection with certain acquisitions, and $3.2 million in repurchases our common stock to satisfy statutory withholding requirements upon the vesting of employee stock compensation. Net cash used in financing activities for the six months ended March 31, 2023 included net repayments on our credit facility of $67.5 million, $7.6 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, and distributions of $5.3 million to noncontrolling interests under operating agreements in connection with certain acquisitions.

Stock Repurchase Program

In December 2022, our Board authorized a stock repurchase program for the purchase from time to time of up to $40.0 million of the Company’s common stock, replacing the Company's previous repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We had no purchases pursuant to our repurchase programs during the six months ended March 31, 2024.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2024, we did not have any such firm commitments to purchase materials outstanding. In connection with expected growth in our business, we are planning to expand capacity in certain areas. Further, based on increased availability of vehicles and other equipment needed in the business and the relative costs and benefits of purchasing compared with leasing, we expect to satisfy a larger proportion of our vehicle and other equipment needs through purchasing and to reduce our reliance on leasing. As a result, we have updated our capital expenditure expectations for the current fiscal year, and now expect our capital spending for the year ending September 30, 2024 will range from $35 million to $45 million, compared to $17.7 million for the year ended September 30, 2023. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

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

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Any long-term debt that may be outstanding from time to time under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We had no borrowings outstanding under our revolving credit facility as of March 31, 2024.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
January 1, 2024 – January 31, 2024	5,010	$77.40	—	$37,588,964
February 1, 2024 – February 28, 2024	—	$—	—	$37,588,964
March 1, 2024 – March 31, 2024	16,508	$115.14	—	$37,588,964
Total	21,518	$106.35	—	$37,588,964
(1)    The total number of shares purchased includes shares of common stock repurchased from our employees to satisfy statutory tax withholding requirements upon the vesting of certain stock awards under the Equity Incentive Plan.
(2)    In December 2022, our Board authorized a stock repurchase program for the purchase of up to $40 million of the Company’s common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's Insider Trading Policy. Other than as described below, during the three months ended March 31, 2024, none of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined under Item 408 of Regulation S-K.

On March 6, 2024, Jeffrey L. Gendell, Chairman and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Sales under Mr. Gendell’s plan, which provides for the potential sale of up to an aggregate of 200,000 shares of the Company’s common stock, may commence as soon as 90 calendar days from the execution date of the trading plan and shall end, subject to certain conditions, on the earlier of (a) March 7, 2025 and (b) the date that all shares subject to the plan have been sold.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2024.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)