Form 10-Q
period 2024-06-30
IES Holdings, Inc.
filed 2024-08-02
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 31, 2024, there were 19,978,209 shares of common stock outstanding.

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	June 30,	September 30,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,897	$75,770
Accounts receivable:
Trade, net of allowance of $1,628 and $1,649, respectively	457,559	363,836
Retainage	90,824	76,934
Inventories	106,855	95,655
Costs and estimated earnings in excess of billings	57,885	48,620
Prepaid expenses and other current assets	30,535	10,481
Total current assets	788,555	671,296
Property and equipment, net	126,719	63,410
Goodwill	94,543	92,395
Intangible assets, net	49,508	56,208
Deferred tax assets	22,528	20,383
Operating right of use assets	58,756	61,761
Other non-current assets	14,727	16,147
Total assets	$1,155,336	$981,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	334,930	296,797
Billings in excess of costs and estimated earnings	139,261	103,771
Total current liabilities	474,191	400,568
Long-term debt	—	—
Operating long-term lease liabilities	38,715	42,098
Other tax liabilities	23,334	22,047
Other non-current liabilities	12,655	16,951
Total liabilities	548,895	481,664
Noncontrolling interest	38,919	49,951
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,085,953 and 20,194,218 outstanding, respectively	220	220
Treasury stock, at cost, 1,963,576 and 1,855,311 shares, respectively	(71,530)	(49,450)
Additional paid-in capital	203,139	203,431
Retained earnings	435,693	295,784
Total stockholders’ equity	567,522	449,985
Total liabilities and stockholders’ equity	$1,155,336	$981,600

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Revenues	$768,415	$584,451
Cost of services	573,634	476,842
Gross profit	194,781	107,609
Selling, general and administrative expenses	104,694	74,300
Contingent consideration	43	70
Gain on sale of assets	(132)	(1,080)
Operating income	90,176	34,319
Interest and other (income) expense:
Interest expense	395	391
Other (income) expense, net	570	(189)
Income from operations before income taxes	89,211	34,117
Provision for income taxes	22,572	8,263
Net income	66,639	25,854
Net income attributable to noncontrolling interest	(4,539)	(3,308)
Comprehensive income attributable to IES Holdings, Inc.	$62,100	$22,546

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$2.71	$0.82
Diluted	$2.67	$0.81

Shares used in the computation of earnings per share:
Basic	20,224,102	20,181,793
Diluted	20,496,870	20,405,702

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Revenues	$2,108,592	$1,728,206
Cost of services	1,598,394	1,424,233
Gross profit	510,198	303,973
Selling, general and administrative expenses	285,816	211,417
Contingent consideration	78	208
Gain on sale of assets	(1,576)	(14,242)
Operating income	225,880	106,590
Interest and other (income) expense:
Interest expense	1,198	2,624
Other (income) expense, net	313	(1,262)
Income from operations before income taxes	224,369	105,228
Provision for income taxes	57,342	26,448
Net income	167,027	78,780
Net income attributable to noncontrolling interest	(11,062)	(8,281)
Comprehensive income attributable to IES Holdings, Inc.	$155,965	$70,499

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$6.92	$2.91
Diluted	$6.84	$2.88

Shares used in the computation of earnings per share:
Basic	20,216,981	20,198,474
Diluted	20,462,856	20,404,335

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

		Three Months Ended June 30, 2024
		Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
BALANCE, March 31, 2024		22,049,529	$220	(1,806,071)	$(50,428)	$204,088	$380,926	$534,806
ties	Issuances under compensation plans	—	—	—	—	—	—	—
	Acquisition of treasury stock	—	—	(157,505)	(21,102)	—	—	(21,102)
	Non-cash compensation	—	—	—	—	1,407	—	1,407
	Change in IES Holdings, Inc.'s ownership interest in consolidated subsidiaries	—	—	—	—	(2,356)	—	(2,356)
	Increase in noncontrolling interest	—	—	—	—	—	(7,333)	(7,333)
	Net income attributable to IES Holdings, Inc.	—	—	—	—	—	62,100	62,100
BALANCE, June 30, 2024		22,049,529	$220	(1,963,576)	$(71,530)	$203,139	$435,693	$567,522

	Three Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, March 31, 2023	22,049,529	$220	(1,878,008)	$(49,751)	$201,958	$245,324	$397,751
Issuances under compensation plans	—	—	32,040	849	(849)	—	—
Acquisition of treasury stock	—	—	(11,982)	(576)	—	—	(576)
Non-cash compensation	—	—	—	—	1,297	—	1,297
Increase in noncontrolling interest	—	—	—	—	—	(5,916)	(5,916)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	22,546	22,546
BALANCE, June 30, 2023	22,049,529	$220	(1,857,950)	$(49,478)	$202,406	$261,954	$415,102

	Nine Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2023	22,049,529	$220	(1,855,311)	$(49,450)	$203,431	$295,784	$449,985
Issuances under compensation plans	—	—	82,180	2,213	(2,213)	—	—
Acquisition of treasury stock	—	—	(191,445)	(24,320)	—	—	(24,320)
Options exercised	—	—	1,000	27	(19)	—	8
Non-cash compensation	—	—	—	—	4,296	—	4,296
Change in IES Holdings, Inc.'s ownership interest in consolidated subsidiaries	—	—	—	—	(2,356)	—	(2,356)
Increase in noncontrolling interest	—	—	—	—	—	(16,056)	(16,056)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	155,965	155,965
BALANCE, June 30, 2024	22,049,529	$220	(1,963,576)	$(71,530)	$203,139	$435,693	$567,522

	Nine Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2022	22,049,529	$220	(1,707,629)	$(44,000)	$201,871	$203,197	$361,288
Issuances under compensation plans	—	—	103,053	2,692	(2,692)	—	—
Acquisition of treasury stock	—	—	(255,374)	(8,223)	10	—	(8,213)
Options exercised	—	—	2,000	53	(39)	—	14
Non-cash compensation	—	—	—	—	3,256	—	3,256
Increase in noncontrolling interest	—	—	—	—	—	(11,742)	(11,742)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	70,499	70,499
BALANCE, June 30, 2023	22,049,529	$220	(1,857,950)	$(49,478)	$202,406	$261,954	$415,102

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,027	$78,780
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	514	480
Deferred financing cost amortization	212	199
Depreciation and amortization	26,051	20,130
Gain on sale of assets	(1,576)	(14,242)
Non-cash compensation expense	4,333	3,256
Deferred income tax expense	3,823	9,352
Unrealized loss on trading securities	3,342	—
Changes in operating assets and liabilities:
Accounts receivable	(80,266)	25,390
Inventories	(11,200)	(8,081)
Costs and estimated earnings in excess of billings	(699)	7,607
Prepaid expenses and other current assets	(37,262)	(7,990)
Other non-current assets	208	2,027
Accounts payable and accrued expenses	31,299	(44,848)
Billings in excess of costs and estimated earnings	34,790	24,399
Other non-current liabilities	1,025	163
Net cash provided by operating activities	141,621	96,622
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,891)	(11,286)
Proceeds from sale of assets	2,572	20,433
Cash paid in conjunction with equity investments	(380)	(165)
Cash paid in conjunction with business combinations	(67,698)	—
Net cash provided by (used in) investing activities	(96,397)	8,982
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	2,089,870	1,758,982
Repayments of debt	(2,089,870)	(1,841,641)
Cash paid for finance leases	(2,978)	(2,552)
Settlement of contingent consideration liability	(4,074)	—
Purchase of noncontrolling interest	(31,200)	—
Distribution to noncontrolling interest	(13,533)	(8,484)
Purchase of treasury stock	(24,320)	(8,213)
Options exercised	8	14
Net cash used in financing activities	(76,097)	(101,894)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,873)	3,710
CASH AND CASH EQUIVALENTS, beginning of period	75,770	24,848
CASH AND CASH EQUIVALENTS, end of period	$44,897	$28,558

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$405	$1,932
Cash paid for income taxes, net	$57,790	$8,257

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Contingent consideration liability assumed in conjunction with business combinations	$2,790	$—
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

Noncontrolling Interest

In connection with our acquisitions of Edmonson Electric, LLC and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, and NEXT Electric, LLC in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third-party seller. The interests retained by those third-party sellers are identified on our Condensed Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. In each case, the purchase price is variable, based on a multiple of earnings as defined in the applicable operating agreement. Therefore, each noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification

(“ASC”) 810 and the redemption amounts assuming the noncontrolling interest was redeemable at the balance sheet date. On June 28, 2024, we acquired the 20 percent noncontrolling interest in Bayonet for $31,200. If all of the noncontrolling interests remaining outstanding at June 30, 2024 had been redeemable at that date, the aggregate redemption amount would have been $38,919.

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

Accounting Standards Recently Adopted
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This standard amends the existing guidance under ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations. Under this standard, the acquirer of a business is expected to recognize and measure acquired contract assets and contract liabilities as if the acquirer entered into the original contract on the same date with the same terms in accordance with ASC 606 rather than at fair value on the date of acquisition. This update is effective for fiscal years beginning after December 15, 2022 and for interim periods within that year. We adopted this standard on October 1, 2023 using the prospective method. ASU 2021-08 impacts how we account for business combinations completed after its adoption.

Recent Accounting Pronouncements and Disclosure Rules Not Yet Adopted

In December 2023, the FASB issued Accounting Standard Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This standard requires more detailed disclosure within the tax rate reconciliation table, as well as additional information about cash taxes paid. This update is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

In November 2023, the FASB issued Accounting Standard Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This standard requires disclosure of significant segment expenses, other segment items, and additional information about the chief operating decision maker (“CODM”). This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 56 percent of the Company’s outstanding common stock based on Amendment No. 30 to the Schedule 13D filed by Tontine with the SEC on June 13, 2024 and the Company's shares outstanding as of July 31, 2024. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

The Company is party to a sublease agreement with Tontine Associates for corporate office space in Greenwich, Connecticut, with monthly payments due in the amount of approximately $9. On August 1, 2024, the Company entered into an amendment of the sublease agreement, which was set to terminate on August 31, 2024, to extend the term of the agreement through September 30, 2025 effective September 1, 2024. Payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord.

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

Variable Consideration

The transaction price for our contracts may include variable consideration, which includes changes to transaction price for approved and unapproved change orders, claims and incentives. Change orders, claims, and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract. We estimate variable consideration at the probability weighted value we expect to receive (or the most probable amount we expect to incur in the case of liquidated damages, if any), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or which will be incurred in the case of liquidated damages, if any). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or accounted for as a reduction of the transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three and nine months ended June 30, 2024 and 2023 was derived from the following activities. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. See details in the following tables:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Communications	$192,303	$141,615	$556,554	$429,980
Residential
Single-family	285,211	240,799	784,070	711,724
Multi-family and Other	92,325	77,212	248,694	230,477
Total Residential	377,536	318,011	1,032,764	942,201
Infrastructure Solutions
Industrial Services	11,786	11,312	34,960	33,828
Custom Power Solutions	90,236	45,745	205,739	125,129
Total Infrastructure Solutions	102,022	57,057	240,699	158,957
Commercial & Industrial	96,554	67,768	$278,575	197,068
Total Revenue	$768,415	$584,451	$2,108,592	$1,728,206

	Three Months Ended June 30, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$131,536	$377,536	$93,138	$75,540	$677,750
Time-and-material	60,767	—	8,884	21,014	90,665
Total revenue	$192,303	$377,536	$102,022	$96,554	$768,415

	Three Months Ended June 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$98,027	$318,011	$55,409	$56,859	$528,306
Time-and-material	43,588	—	1,648	10,909	56,145
Total revenue	$141,615	$318,011	$57,057	$67,768	$584,451

	Nine Months Ended June 30, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$397,903	$1,032,764	$227,561	$232,422	$1,890,650
Time-and-material	158,651	—	13,138	46,153	217,942
Total revenue	$556,554	$1,032,764	$240,699	$278,575	$2,108,592

	Nine Months Ended June 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$277,693	$942,201	$153,906	$168,669	$1,542,469
Time-and-material	152,287	—	5,051	28,399	185,737
Total revenue	$429,980	$942,201	$158,957	$197,068	$1,728,206

Accounts Receivable and Allowance for Credit Losses

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of June 30, 2024, Accounts receivable included $13,677 of unbilled receivables for which we have an unconditional right to bill.

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

During the nine months ended June 30, 2024 and 2023, we recognized revenue of $96,889 and $78,263 related to our contract liabilities at October 1, 2023 and 2022, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At June 30, 2024, we had remaining performance obligations of $1,177,184. The Company expects to recognize revenue on approximately $1,002,742 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three and nine months ended June 30, 2024, net revenue recognized from our performance obligations satisfied in previous periods was not material.
4. DEBT

We are a party to the Third Amended and Restated Credit and Security Agreement (the “Amended Credit Agreement”), which provides for a maximum borrowing amount of $150,000 under our revolving credit facility. The Amended Credit Agreement, which matures on September 30, 2026, contains customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. As of June 30, 2024, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

At June 30, 2024 and September 30, 2023, we had no outstanding borrowings under our revolving credit facility. At June 30, 2024, we had $5,606 in outstanding letters of credit and total availability of $143,049 under our revolving credit facility without triggering the financial covenants under the Amended Credit Agreement.

5. PER SHARE INFORMATION

The following tables reconcile the components of basic and diluted earnings per share for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to IES Holdings, Inc.	$62,100	$22,546	$155,965	$70,499
Increase in noncontrolling interest	(7,333)	(5,916)	(16,056)	(11,742)
Net income attributable to restricted stockholders of IES Holdings, Inc.	—	—	—	(9)
Net income attributable to common stockholders of IES Holdings, Inc.	$54,767	$16,630	$139,909	$58,748

Denominator:
Weighted average common shares outstanding — basic	20,224,102	20,181,793	20,216,981	20,198,474
Effect of dilutive stock options and non-vested securities	272,768	223,909	245,875	205,861
Weighted average common and common equivalent shares outstanding — diluted	20,496,870	20,405,702	20,462,856	20,404,335

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$2.71	$0.82	$6.92	$2.91
Diluted	$2.67	$0.81	$6.84	$2.88

Potentially dilutive securities excluded from the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:
Employee PSUs	187	2,937	796	—
For the three and nine months ended June 30, 2024 and 2023, the average price of our common shares exceeded the exercise price of all of our outstanding stock options. As a result, all of our outstanding stock options were included in the computation of diluted earnings per share.

6. OPERATING SEGMENTS

We manage and measure performance of our business in four distinct operating segments: Communications, Residential, Infrastructure Solutions, and Commercial & Industrial. These segments are reflective of how the CODM reviews operating results for the purpose of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer.

Transactions between segments, if any, are eliminated in consolidation. Our corporate organization provides general and administrative services, as well as support services, to each of our four operating segments. Management allocates certain shared costs among segments for selling, general and administrative expenses and depreciation expense.

Segment information for the three and nine months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$192,303	$377,536	$102,022	$96,554	$—	$768,415
Cost of services	155,184	272,224	71,366	74,860	—	573,634
Gross profit	37,119	105,312	30,656	21,694	—	194,781
Selling, general and administrative	16,122	61,662	10,886	8,717	7,307	104,694
Contingent consideration	—	—	43	—	—	43
Gain on sale of assets	(7)	(70)	(3)	(52)	—	(132)
Operating income (loss)	$21,004	$43,720	$19,730	$13,029	$(7,307)	$90,176
Other data:
Depreciation and amortization expense	$931	$5,282	$3,656	$517	$227	$10,613
Capital expenditures	$6,319	$5,279	$4,862	$801	$271	$17,532
Total assets	$262,677	$400,539	$289,619	$97,741	$104,760	$1,155,336

	Three Months Ended June 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$141,615	$318,011	$57,057	$67,768	$—	$584,451
Cost of services	114,440	260,679	42,851	58,872	—	476,842
Gross profit	27,175	57,332	14,206	8,896	—	107,609
Selling, general and administrative	13,680	41,939	7,066	6,284	5,331	74,300
Contingent consideration	—	70	—	—	—	70
Gain on sale of assets	(1)	(56)	(1,010)	(13)	—	(1,080)
Operating income (loss)	$13,496	$15,379	$8,150	$2,625	$(5,331)	$34,319
Other data:
Depreciation and amortization expense	$498	$4,609	$1,300	$402	$69	$6,878
Capital expenditures	$261	$2,461	$918	$800	$169	$4,609
Total assets	$182,117	$381,840	$179,363	$84,101	$72,307	$899,728

	Nine Months Ended June 30, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$556,554	$1,032,764	$240,699	$278,575	$—	$2,108,592
Cost of services	444,225	763,351	168,107	222,711	—	1,598,394
Gross profit	112,329	269,413	72,592	55,864	—	510,198
Selling, general and administrative	48,011	168,298	25,798	24,271	19,438	285,816
Contingent consideration	—	35	43	—	—	78
Gain on sale of assets	(27)	(1,427)	(3)	(105)	(14)	(1,576)
Operating income (loss)	$64,345	$102,507	$46,754	$31,698	$(19,424)	$225,880
Other data:
Depreciation and amortization expense	$2,520	$15,256	$6,112	$1,477	$686	$26,051
Capital expenditures	$8,255	$12,067	$6,897	$3,019	$653	$30,891
Total assets	$262,677	$400,539	$289,619	$97,741	$104,760	$1,155,336

	Nine Months Ended June 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$429,980	$942,201	$158,957	$197,068	$—	$1,728,206
Cost of services	355,904	770,419	120,089	177,821	—	1,424,233
Gross profit	74,076	171,782	38,868	19,247	—	303,973
Selling, general and administrative	39,363	118,989	18,817	18,373	15,875	211,417
Contingent consideration	—	208	—	—	—	208
Gain on sale of assets	(4)	(62)	(1,029)	(13,147)	—	(14,242)
Operating income (loss)	$34,717	$52,647	$21,080	$14,021	$(15,875)	$106,590
Other data:
Depreciation and amortization expense	$1,430	$13,310	$3,980	$1,206	$204	$20,130
Capital expenditures	$1,383	$5,548	$2,117	$2,069	$169	$11,286
Total assets	$182,117	$381,840	$179,363	$84,101	$72,307	$899,728

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 568,992 shares were available for issuance at June 30, 2024.

Stock Repurchase Program

In December 2022, our Board authorized a stock repurchase program for the purchase from time to time of up to $40,000 of the Company’s common stock, replacing the Company's previous repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 234 and 224,013 shares, respectively, of our common stock during the three and nine months ended June 30, 2023 in open market transactions at an average price of $40.00 and $31.06 per share, respectively. We repurchased 157,505 shares of our common stock during the three and nine months ended June 30, 2024 in open market transactions at an average price of $132.92 per share. Subsequent to June 30, 2024, we repurchased an additional 119,041 shares in open market transactions at an average price of $139.84, which fully utilized the amount remaining under the previous $40,000 authorization. On July 31, 2024, the Board authorized a new $200,000 stock repurchase program.

Treasury Stock

During the nine months ended June 30, 2024, we issued 82,180 shares of common stock from treasury stock to employees and repurchased 33,940 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. During the nine months ended June 30, 2024, we issued 1,000 unrestricted shares to satisfy the exercise of certain outstanding option awards under the Equity Incentive Plan.

During the nine months ended June 30, 2023, we issued 103,053 shares of common stock from treasury stock to employees and repurchased 31,095 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. In addition, 266 restricted shares were forfeited and returned to treasury stock. During the nine months ended June 30, 2023, we issued 2,000 unrestricted shares to satisfy the exercise of certain outstanding option awards under the Equity Incentive Plan.

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

As of June 30, 2024, the Company had outstanding Employee PSUs, which, subject to the achievement of certain performance metrics, could result in the issuance of 324,537 shares of common stock. During the nine months ended June 30, 2024, we granted 86,512 Employee PSUs, 5,608 were forfeited, and 82,180 vested.
A summary of the compensation expense related to our stock awards recognized during the three and nine months ended June 30, 2024 and 2023 is provided in the table below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Restricted stock awards	$—	$—	$—	$25
Director PSUs	$134	$99	$364	$289
Employee PSUs	$1,274	$1,200	$3,969	$2,941

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

At June 30, 2024 and September 30, 2023, financial assets and liabilities measured at fair value on a recurring basis were limited to investments in equity securities and debt securities classified as trading securities, our Executive Deferred Compensation Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2024 and September 30, 2023, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	June 30, 2024
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Equity securities	$10,425	$10,425	$—
Debt securities classified as trading securities	4,388	4,388	—
Executive savings plan assets	940	940	—
Executive savings plan liabilities	(807)	(807)	—
Contingent consideration liability	(2,833)	—	(2,833)
Total	$12,113	$14,946	$(2,833)

	September 30, 2023
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Executive savings plan assets	$783	$783	$—
Executive savings plan liabilities	(657)	(657)	—
Contingent consideration liability	(4,465)	—	(4,465)
Total	$(4,339)	$126	$(4,465)

Investments in equity securities and debt securities, all of which are classified as trading securities and mature after one year and before five years at June 30, 2024, were included in “Prepaid expenses and other current assets” in our Condensed Consolidated Balance Sheets. Gains and losses to measure our investments in equity and debt securities at fair value were included in Other (income) expense, net in our Condensed Consolidated Statements of Comprehensive Income. Our unrealized net gains (losses), which are calculated as total net gains (losses) recognized during the period less net gains (losses) recognized on securities sold during the period, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Unrealized loss on equity securities	$(1,497)	$—	$(3,349)	$—
Unrealized gain (loss) on debt securities	(55)	—	7	—
Total unrealized loss on trading securities	$(1,552)	$—	$(3,342)	$—

On April 1, 2024, we entered into a contingent consideration arrangement valued at $2,790 in connection with the acquisition of Greiner Industries, Inc. For more information, refer to Note 13, “Business Combinations and Divestitures” in the Notes to our Condensed Consolidated Financial Statements. The contingent consideration obligation related to Bayonet, which was acquired in fiscal year 2021, was settled in cash in December 2023. The table below presents the change in fair value of these obligations, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreements
Fair value at September 30, 2023	$(4,465)
Acquisitions	(2,790)
Net adjustments to fair value	(78)
Settlements	4,500
Fair value at June 30, 2024	$(2,833)

9. INVENTORY

Inventories consist of the following components:

	June 30,	September 30,
	2024	2023
Raw materials	$14,920	$14,334
Work in process	9,996	12,939
Finished goods	5,498	3,399
Parts and supplies	76,441	64,983
Total inventories	$106,855	$95,655

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment during the nine months ended June 30, 2024:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Goodwill at September 30, 2023	$2,816	$51,370	$38,209	$—	$92,395
Acquisitions	—	—	2,148	—	2,148
Goodwill at June 30, 2024	$2,816	$51,370	$40,357	$—	$94,543

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			June 30, 2024
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$13,821	$(6,568)	$7,253
Technical library	20			400	(216)	184
Customer relationships	6	-	15	92,926	(51,497)	41,429
Non-competition arrangements	5			40	(40)	—
Backlog and construction contracts	1			4,018	(3,376)	642
Total intangible assets				$111,205	$(61,697)	$49,508

	Estimated Useful Lives (in Years)			September 30, 2023
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$14,621	$(6,973)	$7,648
Technical library	20			400	(201)	199
Customer relationships	6	-	15	91,426	(43,065)	48,361
Non-competition arrangements	5			40	(40)	—
Backlog and construction contracts	1			4,958	(4,958)	—
Total intangible assets				$111,445	$(55,237)	$56,208

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

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2024 and September 30, 2023, we had $11,122 and $7,726, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2024 and September 30, 2023, $5,606 and $4,166, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.

Surety

As of June 30, 2024, the estimated cost to complete our bonded projects was approximately $141,933. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2024, we did not have any such firm commitments to purchase materials outstanding.
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

Current operating and finance lease liabilities of $20,488 and $4,646, respectively, as of June 30, 2024, and $19,496 and $4,301, respectively, as of September 30, 2023, were included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheets. Non-current finance lease liabilities and finance lease right-of-use assets were included in the “Other non-current liabilities” and “Other non-current assets”, respectively, in the Condensed Consolidated Balance Sheets.

The maturities of our lease liabilities as of June 30, 2024 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2024	$5,650	$1,204	$6,854
2025	20,361	4,614	24,975
2026	16,544	3,828	20,372
2027	11,507	2,039	13,546
2028	6,403	301	6,704
Thereafter	5,936	46	5,982
Total undiscounted lease payments	$66,401	$12,032	$78,433
Less: imputed interest	7,198	927	8,125
Present value of lease liabilities	$59,203	$11,105	$70,308
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of June 30, 2024 is $8,704.

Lease cost recognized in our Condensed Consolidated Statements of Comprehensive Income is summarized as follows:

	Three Months Ended			Nine Months Ended
	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
Operating lease cost	$5,405	$4,524	$0	$16,819	$13,857
Finance lease cost
Amortization of lease assets	1,073	865		3,207	2,551
Interest on lease liabilities	206	180		605	546
Finance lease cost	1,279	1,045		3,812	3,097
Short-term lease cost	434	599		1,244	1,701
Variable lease cost	$1,011	$812		$3,092	$1,886
Total lease cost	$8,129	$6,980		$24,967	$20,541

Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating cash flows used for operating leases	$6,088	$5,856	$18,152	$17,674
Operating cash flows used for finance leases	207	180	605	546
Right-of-use assets obtained in exchange for new operating lease liabilities	5,116	5,119	12,691	14,310
Right-of-use assets obtained in exchange for new finance lease liabilities	284	981	1,268	5,807

	June 30, 2024	September 30, 2023
Weighted-average remaining lease term - operating leases	3.9 years	4.5 years
Weighted-average remaining lease term - finance leases	2.9 years	3.4 years
Weighted-average discount rate - operating leases	5.4%	5.1%
Weighted-average discount rate - finance leases	6.3%	6.0%

13. BUSINESS COMBINATIONS AND DIVESTITURES

Business combinations

On April 1, 2024, the Company acquired all of the equity interests of Greiner Industries, Inc. ("Greiner"), a Mount Joy, Pennsylvania-based structural steel fabrication and services company for a purchase price of $70,488. Greiner is part of our Infrastructure Solutions segment and continues to operate under the Greiner name. The acquisition of Greiner will expand our geographic footprint, add custom structural steel fabrication to our product offerings, and provide additional capacity for our existing custom engineered product offerings. In addition to cash consideration of $67,698, the purchase price also includes contingent consideration of up to $5,000 upon achievement of certain future earnings targets, which was valued at $2,790 as of the date of the acquisition. The fair value of the total consideration for this transaction remains subject to post-closing adjustments as of the date of this report.

The Company accounted for the transaction under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The preliminary purchase price allocation is subject to valuation activities that are currently underway; therefore, the allocation of purchase price is subject to change, and is expected to result in adjustments to the preliminary amounts recorded. The preliminary valuation of the assets acquired and liabilities assumed is as follows:

Current assets	$22,561
Property and equipment	47,678
Intangible assets	3,000
Goodwill	2,148
Current liabilities	(4,899)
Net assets acquired	$70,488

In connection with this acquisition, we acquired goodwill of $2,148, all of which is tax deductible, attributable to an assembled workforce and other intangibles that do not qualify for separate recognition. The intangible assets acquired primarily consisted of customer relationships, backlog and trade name with a total weighted-average amortization period of 3.4 years.

Greiner contributed $15,286 in revenue and $701 in operating income during the three and nine months ended June 30, 2024.

We completed no acquisitions during the year ended September 30, 2023.

Divestitures

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

Current Market and Operating Conditions

Increases in the target federal funds rate throughout calendar years 2022 and 2023 have resulted in higher mortgage rates, which when combined with elevated materials and labor costs, have had a substantial impact on the affordability of housing. We continue to monitor market conditions for signs of slowing activity in the residential markets as decreased housing affordability has led to uncertainty around near-term demand for our services in the single-family housing market. However, demand in the primary single-family markets we serve has remained firm in the current fiscal year, and there continue to be several trends, such as rising household formation and population growth in our key markets, that we expect will drive long-term demand for our services. In the multi-family residential market, a large supply of new units coming to completion in 2024, as well as tighter lending conditions for project owners, is expected to have a negative impact on demand for 2025 and 2026. Within the various other end markets we serve, such as data centers and manufacturing, our customers' capital budgets for new construction projects may be impacted by broader economic, technological or other factors. Demand in these markets has remained firm in the current fiscal year.

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

	Three Months Ended June 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$768,415	100.0%	$584,451	100.0%
Cost of services	573,634	74.7	476,842	81.6
Gross profit	194,781	25.3	107,609	18.4
Selling, general and administrative expenses	104,694	13.6	74,300	12.7
Contingent consideration	43	—	70	—
Gain on sale of assets	(132)	—	(1,080)	(0.2)
Operating income	90,176	11.7	34,319	5.9
Interest and other expense, net	965	0.1	202	—
Income from operations before income taxes	89,211	11.6	34,117	5.8
Provision for income taxes	22,572	2.9	8,263	1.4
Net income	66,639	8.7	25,854	4.4
Net income attributable to noncontrolling interest	(4,539)	(0.6)	(3,308)	(0.6)
Net income attributable to IES Holdings, Inc.	$62,100	8.1%	$22,546	3.9%

Consolidated revenues for the three months ended June 30, 2024, were $184.0 million higher than for the three months ended June 30, 2023, an increase of 31.5%, with increases at all four of our operating segments. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the three months ended June 30, 2024 increased $87.2 million compared to the three months ended June 30, 2023. Our overall gross profit percentage was 25.3% during the three months ended June 30, 2024, as compared to 18.4% during the three months ended June 30, 2023. Gross profit as a percentage of revenue increased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended June 30, 2024, our selling, general and administrative expenses were $104.7 million, an increase of $30.4 million, or 40.9%, over the three months ended June 30, 2023, primarily driven by increased personnel costs, particularly at our Residential operating segment, and higher incentive compensation across our business as a result of higher earnings. Increases in selling, general and administrative expenses at our other operating segments were generally consistent with each segment's respective revenue growth. Selling, general and administrative expenses as a percentage of revenue increased from 12.7% for the three months ended June 30, 2023 to 13.6% for the three months ended June 30, 2024.

	Nine Months Ended June 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$2,108,592	100.0%	$1,728,206	100.0%
Cost of services	1,598,394	75.8	1,424,233	82.4
Gross profit	510,198	24.2	303,973	17.6
Selling, general and administrative expenses	285,816	13.6	211,417	12.2
Contingent consideration	78	—	208	—
Gain on sale of assets	(1,576)	(0.1)	(14,242)	(0.8)
Operating income	225,880	10.7	106,590	6.2
Interest and other expense, net	1,511	0.1	1,362	0.1
Income from operations before income taxes	224,369	10.6	105,228	6.1
Provision for income taxes	57,342	2.7	26,448	1.5
Net income	167,027	7.9	78,780	4.6
Net income attributable to noncontrolling interest	(11,062)	(0.5)	(8,281)	(0.5)
Net income attributable to IES Holdings, Inc.	$155,965	7.4%	$70,499	4.1%
Consolidated revenues for the nine months ended June 30, 2024, were $380.4 million higher than for the nine months ended June 30, 2023, an increase of 22.0%, with increases at all four of our operating segments. See further discussion below of changes in revenues for our individual segments.

Our overall gross profit percentage increased to 24.2% during the nine months ended June 30, 2024, as compared to 17.6% during the nine months ended June 30, 2023. Gross profit as a percentage of revenue increased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

During the nine months ended June 30, 2024, our selling, general and administrative expenses were $285.8 million, an increase of $74.4 million, or 35.2%, over the nine months ended June 30, 2023, primarily driven by increased personnel costs, particularly at our Residential operating segment in connection with a reorganization of the segment's management structure in fiscal 2023, and higher incentive compensation across our businesses as a result of higher earnings. Increases in selling, general and administrative expenses at our other operating segments were generally consistent with each segment's respective revenue growth. Selling, general and administrative expenses as a percentage of revenue increased from 12.2% for the nine months ended June 30, 2023 to 13.6% for the nine months ended June 30, 2024.

Gain on Sale of Assets. Our results for the nine months ended June 30, 2023 included a pretax gain on sale of $13.0 million from the sale of STR Mechanical, LLC (“STR”) on October 7, 2022. STR previously operated as part of our Commercial & Industrial segment.

Communications

	Three Months Ended June 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$192,303	100.0%	$141,615	100.0%
Cost of services	155,184	80.7	114,440	80.8
Gross profit	37,119	19.3	27,175	19.2
Selling, general and administrative expenses	16,122	8.4	13,680	9.7
Gain on sale of assets	(7)	—	(1)	—
Operating income	$21,004	10.9%	$13,496	9.5%

Revenues. Our Communications segment’s revenues increased by $50.7 million during the three months ended June 30, 2024, or 35.8%, compared to the three months ended June 30, 2023. The increase primarily resulted from an increase in demand from data center customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2024 increased by $9.9 million compared to the three months ended June 30, 2023. Gross profit as a percentage of revenue was 19.3% in the three months ended June

30, 2024 compared to 19.2% in the three months ended June 30, 2023 as we continued to benefit from increased volume and favorable contract pricing.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $2.4 million, or 17.9%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase primarily reflects higher personnel cost including higher incentive compensation as a result of higher earnings, investment in an organizational structure that will enhance the scalability of our business, and higher wages in an increasingly competitive labor market. Selling, general and administrative expenses as a percentage of revenue in the Communications segment decreased from 9.7% for the three months ended June 30, 2023 to 8.4% during the three months ended June 30, 2024 as we benefited from the scale of our operations.

	Nine Months Ended June 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$556,554	100.0%	$429,980	100.0%
Cost of services	444,225	79.8	355,904	82.8
Gross profit	112,329	20.2	74,076	17.2
Selling, general and administrative expenses	48,011	8.6	39,363	9.2
Gain on sale of assets	(27)	—	(4)	—
Operating income	$64,345	11.6%	$34,717	8.1%

Revenues. Our Communications segment's revenues increased by $126.6 million, or 29.4%, during the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The increase primarily resulted from an increase in demand from data center, high-tech manufacturing and e-commerce distribution center customers.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2024 increased by $38.3 million, or 51.6%, as compared to the nine months ended June 30, 2023. Gross profit as a percentage of revenue increased from 17.2% to 20.2%. The increase in gross profit and gross profit as a percentage of revenue primarily reflects increased volume, successful project execution, favorable contract pricing and the impact of a more disciplined bidding process.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $8.6 million, or 22.0%, during the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The increase primarily reflects higher personnel cost including higher incentive compensation as a result of higher earnings, investment in an organizational structure that will enhance the scalability of our business, and higher wages in an increasingly competitive labor market. Selling, general and administrative expenses as a percentage of revenues in the Communications segment was 8.6% during the nine months ended June 30, 2024 compared to 9.2% during the nine months ended June 30, 2023 as we benefited from the scale of our operations.

Residential

	Three Months Ended June 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$377,536	100.0%	$318,011	100.0%
Cost of services	272,224	72.1	260,679	82.0
Gross profit	105,312	27.9	57,332	18.0
Selling, general and administrative expenses	61,662	16.3	41,939	13.2
Contingent consideration	—	—	70	—
Gain on sale of assets	(70)	—	(56)	—
Operating income	$43,720	11.6%	$15,379	4.8%

Revenues. Our Residential segment’s revenues increased by $59.5 million, or 18.7%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by an expansion of our plumbing and HVAC offerings and continued strong demand in our single-family business, where revenues increased by $44.4 million, or 18.4%. In addition, in our multi-family business, successful execution of its backlog contributed to an increase in revenues of $15.1 million, or 19.6%.

Gross Profit. During the three months ended June 30, 2024, our Residential segment's gross profit increased by $48.0 million, or 83.7%, compared to the three months ended June 30, 2023. Gross profit as a percentage of revenue increased to 27.9% during the three months ended June 30, 2024, compared to 18.0% for the three months ended June 30, 2023. The increase in profitability was driven primarily by improved project execution in our multi-family business, reduced material costs resulting from improved procurement, and other processes implemented as part of the reorganization of the segment in fiscal 2023.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $19.7 million, or 47.0%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was driven by higher personnel costs to support the growth of our business and incentive profit sharing for division management resulting from higher earnings. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 16.3% during the three months ended June 30, 2024, compared to 13.2% in the three months ended June 30, 2023.

	Nine Months Ended June 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,032,764	100.0%	$942,201	100.0%
Cost of services	763,351	73.9	770,419	81.8
Gross profit	269,413	26.1	171,782	18.2
Selling, general and administrative expenses	168,298	16.3	118,989	12.6
Contingent consideration	35	—	208	—
Gain on sale of assets	(1,427)	(0.1)	(62)	—
Operating income	$102,507	9.9%	$52,647	5.6%

Revenues. Our Residential segment's revenues increased by $90.6 million, or 9.6%, during the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The increase was primarily driven by an expansion of our plumbing and HVAC offerings and continued strong demand in our single-family business, where revenues increased by $72.3 million, or 10.2%, compared to the prior year period. In addition, multi-family and other revenue increased by $18.2 million, or 7.9%, for the nine months ended June 30, 2024 compared to the prior year period driven by continued strong demand and successful execution of existing backlog, partially offset by a reduction in activity in certain areas as we became more selective in our bidding process.

Gross Profit. During the nine months ended June 30, 2024, our Residential segment's gross profit increased by $97.6 million, or 56.8%, compared to the nine months ended June 30, 2023. Gross margin as a percentage of revenue increased to 26.1% during the nine months ended June 30, 2024, compared to 18.2% during the nine months ended June 30, 2023. The increase in profitability was driven primarily by improved project execution in our multi-family business, as well as the benefit of improved procurement and other processes implemented as part of the reorganization of the segment in fiscal 2023.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $49.3 million, or 41.4%, during the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The increase was driven by higher personnel costs in connection with a reorganization of the segment's management structure in fiscal 2023 and increased incentive profit sharing for division management resulting from higher earnings. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 16.3% during the nine months ended June 30, 2024, compared to 12.6% during the nine months ended June 30, 2023.

Infrastructure Solutions

	Three Months Ended June 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$102,022	100.0%	$57,057	100.0%
Cost of services	71,366	70.0	42,851	75.1
Gross profit	30,656	30.0	14,206	24.9
Selling, general and administrative expenses	10,886	10.7	7,066	12.4
Contingent consideration	43	—	—	—
Gain on sale of assets	(3)	—	(1,010)	(1.8)
Operating income	$19,730	19.3%	$8,150	14.3%

Revenues. Revenues in our Infrastructure Solutions segment increased by $45.0 million during the three months ended June 30, 2024, an increase of 78.8% compared to the three months ended June 30, 2023, driven primarily by continued strong demand in our custom power solutions manufacturing businesses, including generator enclosures. Greiner Industries, Inc. ("Greiner"), which was acquired on April 1, 2024, contributed $15.3 million in revenue in the three months ended June 30, 2024.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended June 30, 2024 increased $16.5 million, compared to the three months ended June 30, 2023, primarily resulting from higher volumes, improved pricing and operating efficiencies at our facilities as well as the impact of investments to increase capacity we have made over the last several years. Gross profit as a percentage of revenue increased from 24.9% to 30.0%.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended June 30, 2024 increased by $3.8 million, compared to the three months ended June 30, 2023, primarily as a result of increased employee compensation cost to support growth in the business. Selling, general and administrative expenses as a percentage of revenue decreased from 12.4% for the three months ended June 30, 2023 to 10.7% for the three months ended June 30, 2024 as we benefited from the scale of our operations.

	Nine Months Ended June 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$240,699	100.0%	$158,957	100.0%
Cost of services	168,107	69.8	120,089	75.5
Gross profit	72,592	30.2	38,868	24.5
Selling, general and administrative expenses	25,798	10.7	18,817	11.8
Contingent consideration	43	—	—	—
Gain on sale of assets	(3)	—	(1,029)	(0.6)
Operating income	$46,754	19.4%	$21,080	13.3%

Revenues. Revenues in our Infrastructure Solutions segment increased by $81.7 million, or 51.4%, during the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023. The increase in revenue was driven primarily by continued strong demand in our custom power solutions manufacturing businesses, including generator enclosures. Greiner, which was acquired on April 1, 2024, contributed $15.3 million in revenue in the nine months ended June 30, 2024.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the nine months ended June 30, 2024 increased by $33.7 million, compared to the nine months ended June 30, 2023, primarily resulting from higher volumes, improved pricing and operating efficiencies at our facilities as well as the impact of investments to increase capacity we have made over the last several years. Gross profit as a percentage of revenues increased to 30.2% for the nine months ended June 30, 2024 compared to 24.5% for the nine months ended June 30, 2023.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the nine months ended June 30, 2024 increased by $7.0 million, compared to the nine months ended June 30, 2023, primarily as a result of increased employee compensation cost to support growth in the business. Selling, general and administrative expenses as a percentage of revenue decreased from 11.8% for the nine months ended June 30, 2023 to 10.7% for the nine months ended June 30, 2024 as we benefited from the scale of our operations.

Commercial & Industrial

	Three Months Ended June 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$96,554	100.0%	$67,768	100.0%
Cost of services	74,860	77.5	58,872	86.9
Gross profit	21,694	22.5	8,896	13.1
Selling, general and administrative expenses	8,717	9.0	6,284	9.3
Gain on sale of assets	(52)	(0.1)	(13)	—
Operating income	$13,029	13.5%	$2,625	3.9%

Revenues. Revenues in our Commercial & Industrial segment increased by $28.8 million, or 42.5%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase primarily relates to a large data center project.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2024, increased by $12.8 million, compared to the three months ended June 30, 2023. Gross profit as a percentage of revenue increased from 13.1% for the quarter ended June 30, 2023 to 22.5% for the quarter ended June 30, 2024. In the three months ended June 30, 2024, segment results benefited from favorable project execution and additions to the original scope of work at favorable margins on the large data center project. We also benefited from improved project execution and bid margins across the business.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2024 increased by $2.4 million, or 38.7%, compared to the three months ended June 30, 2023 primarily as a result of increased employee compensation cost, including higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue decreased from 9.3% for the three months ended June 30, 2023, to 9.0% for the three months ended June 30, 2024, as we benefited from the scale of our operations.

	Nine Months Ended June 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$278,575	100.0%	$197,068	100.0%
Cost of services	222,711	79.9	177,821	90.2
Gross profit	55,864	20.1	19,247	9.8
Selling, general and administrative expenses	24,271	8.7	18,373	9.3
Gain on sale of assets	(105)	—	(13,147)	(6.7)
Operating income	$31,698	11.4%	$14,021	7.1%

Revenues. Revenues in our Commercial & Industrial segment increased by $81.5 million, or 41.4%, during the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The increase primarily relates to a large data center project.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2024 increased by $36.6 million, or 190.2%, compared to the nine months ended June 30, 2023. Gross profit as a percentage of revenue increased from 9.8% for the nine months ended June 30, 2023 to 20.1% for the nine months ended June 30, 2024. In the nine months ended June 30, 2024, segment results benefited from favorable project execution and additions to the original scope of work at favorable margins on the large data center project, improved project execution across the business, improving bid margins in certain markets, and a more selective bidding strategy implemented in the prior year.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2024 increased by $5.9 million, or 32.1%, compared to the nine months ended June 30, 2023 primarily as a result of increased employee compensation cost, including higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue decreased from 9.3% for the nine months ended June 30, 2023 to 8.7% for the nine months ended June 30, 2024 as we benefited from the scale of our operations.

Gain on Sale of Assets. As discussed above, our results for the nine months ended June 30, 2023 include a pretax gain on sale of $13.0 million from the sale of STR in October 2022.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended June 30,
	2024	2023
	(In thousands)
Interest expense	$323	$324
Deferred financing charges	72	67
Total interest expense	395	391

Interest income	(1,044)	(11)
Other (income) expense, net	1,614	(178)
Total other (income) expense, net	570	(189)
Total interest and other expense, net	$965	$202

During the three months ended June 30, 2024, we incurred interest expense of $0.4 million primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.6 million under our revolving credit facility and an average unused line of credit balance of $142.9 million. This compares to interest expense of $0.4 million for the three months ended June 30, 2023, primarily comprising interest on our finance lease agreements and interest expense from our revolving credit facility, which had an average outstanding balance of $2.5 million, in addition to fees on an average letter of credit balance of $4.3 million under our revolving credit facility and an average unused line of credit balance of $142.9 million.

The change in total other (income) expense, net for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 is primarily the result of unrealized losses on investments in trading securities of $1.6 million in the three months ended June 30, 2024 with no comparable gains or losses on investments in the three months ended June 30, 2023, partially offset by interest income of $1.0 million earned during the three months ended June 30, 2024 with no such interest income earned in the three months ended June 30, 2023.

	Nine Months Ended June 30,
	2024	2023
	(In thousands)
Interest expense	$986	$2,425
Deferred financing charges	212	199
Total interest expense	1,198	2,624

Interest income	(3,311)	(11)
Other (income) expense, net	3,624	(1,251)
Total other (income) expense, net	313	(1,262)
Total interest and other expense, net	$1,511	$1,362

During the nine months ended June 30, 2024, we incurred interest expense of $1.2 million primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $142.7 million. This compares to interest expense of $2.6 million for the nine months ended June 30, 2023, primarily comprised of interest expense from our revolving credit facility, which had an average outstanding balance of $35.5 million, in addition to interest on our finance lease agreements and fees on an average letter of credit balance of $4.9 million under our revolving credit facility and an average unused line of credit balance of $108.9 million. The reduction in interest expense in the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 was a result of a decrease in average outstanding borrowings under our revolving credit facility, which had no outstanding balance during the nine months ended June 30, 2024.

The change in total other (income) expense, net for the nine months ended June 30, 2024, compared with June 30, 2023 is primarily the result of unrealized losses on investments in trading securities of $3.3 million in the nine months ended June 30, 2024 compared to realized gains on investments in trading securities of $1.0 million in the nine months ended June 30, 2023, offset by interest income of $3.3 million earned during the nine months ended June 30, 2024 with no such interest income in the nine months ended June 30, 2023.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $22.6 million for the three months ended June 30, 2024, compared to $8.3 million for the three months ended June 30, 2023, driven by increased pretax income.

We recorded income tax expense of $57.3 million for the nine months ended June 30, 2024, compared to $26.4 million for the nine months ended June 30, 2023, driven by increased pretax income.

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

	June 30,	March 31,	December 31,	September 30,
	2024	2024	2023	2023
Remaining performance obligations	$1,177,184	$1,065,444	$1,072,593	$1,143,423
Agreements without an enforceable obligation (1)	519,973	297,451	379,463	414,589
Backlog	$1,697,157	$1,362,895	$1,452,056	$1,558,012
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.
WORKING CAPITAL

During the nine months ended June 30, 2024, working capital exclusive of cash increased by $74.6 million from September 30, 2023, reflecting a $148.2 million increase in current assets excluding cash partially offset by a $73.6 million increase in current liabilities during the period.

During the nine months ended June 30, 2024, our current assets exclusive of cash increased to $743.7 million, as compared to $595.5 million as of September 30, 2023. An increase in activity and the timing of billings at our Communications and Infrastructure Solutions businesses, along with trade receivables acquired as part of the Greiner acquisition, drove a $93.7 million increase in trade accounts receivable. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value. We also had a $20.1 million increase in prepaid expenses and other current assets as we invested in equity and debt securities in fiscal 2024, a $13.9 million increase in retainage driven by the timing of large projects approaching completion, a $11.2 million increase in inventories from bulk material purchases in our Residential business as we benefited from favorable pricing, and a $9.3 million increase in costs and estimated earnings in excess of contract billings primarily from contract assets acquired as part of the Greiner acquisition.

During the nine months ended June 30, 2024, our total current liabilities increased by $73.6 million to $474.2 million, compared to $400.6 million as of September 30, 2023, driven by a $35.5 million increase in billings in excess of costs and estimated earnings driven by the timing of contract billings on projects on which revenue is recognized using the percentage of completion method, and a $38.1 million increase in accounts payable and accrued expenses primarily as a result of increased activity and the timing of payments across all of our operating segments.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2024, the estimated cost to complete our bonded projects was approximately $141.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

We are a party to the Third Amended and Restated Credit and Security Agreement (the “Amended Credit Agreement”), which provides for a maximum borrowing amount of $150 million. The Amended Credit Agreement contains customary affirmative, negative and financial covenants and events of default.

Borrowings under the Amended Credit Agreement may not exceed a Borrowing Base, as defined in the Amended Credit Agreement, that is determined monthly based on available collateral, primarily certain accounts receivables, inventories, and equipment. Amounts outstanding bear interest at a per annum rate equal to the Daily Three Month Secured Overnight Financing Rate (“SOFR”), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

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

As of June 30, 2024, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:
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

At June 30, 2024, our Liquidity was $187.9 million, our Excess Availability was $143.0 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 4.5:1.0.

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

At June 30, 2024, we had $5.6 million in outstanding letters of credit and no outstanding borrowings under our revolving credit facility.

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

Net cash provided by operating activities was $141.6 million during the nine months ended June 30, 2024, as compared to $96.6 million in the nine months ended June 30, 2023. The increase in operating cash flow resulted from increased earnings in the nine months ended June 30, 2024, partially offset by an increase in cash used in working capital during the nine months ended June 30, 2024 as compared with the nine months ended June 30, 2023.

Investing Activities

Net cash used in investing activities was $96.4 million for the nine months ended June 30, 2024, compared to $9.0 million provided by investing activities in the nine months ended June 30, 2023. During the nine months ended June 30, 2024, we completed the acquisition of Greiner for $67.7 million. We also had capital expenditures of $30.9 million as we acquired new facilities to increase the manufacturing capacity of our Infrastructure Solutions segment's operations, strategically purchased new assets instead of entering into new lease agreements at our Residential and Communications segments, and made other capital expenditures to support the growth of our business. These investing outflows were partially offset by cash provided by the sale of assets of $2.6 million. During the nine months ended June 30, 2023, the sale of assets, including the sale of STR, provided cash of $20.4 million, which was partially offset by $11.3 million used for capital expenditures.

Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2024 was $76.1 million, compared to $101.9 million for the nine months ended June 30, 2023. Net cash used in financing activities for the nine months ended June 30, 2024 included $31.2 million paid to acquire the noncontrolling interest in Bayonet, $24.3 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, $13.5 million in distributions to noncontrolling interests under operating agreements in connection with certain acquisitions, and $4.1 million to settle our contingent consideration liability related to prior year acquisitions. Net cash used in financing activities for the nine months ended June 30, 2023 included net repayments on our credit facility of $82.7 million, $8.2 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, and distributions of $8.5 million to noncontrolling interests under operating agreements in connection with certain acquisitions.

Stock Repurchase Program

In December 2022, our Board authorized a stock repurchase program for the purchase from time to time of up to $40.0 million of the Company’s common stock, replacing the Company's previous repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 157,505 shares pursuant to our repurchase programs during the nine months ended June 30, 2024. Subsequent to June 30, 2024, we repurchased an additional 119,041 shares in open market transactions, which fully utilized the amount remaining under the previous $40.0 million authorization. On July 31, 2024, the Board authorized a new $200.0 million stock repurchase program.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2024, we did not have any such firm commitments to purchase materials outstanding. In connection with expected growth in our business, we are planning to expand capacity in certain areas. Further, based on increased availability of vehicles and other equipment needed in the business and the relative costs and benefits of purchasing compared with leasing, we expect to satisfy a larger proportion of our vehicle and other equipment needs through purchasing and to reduce our reliance on leasing. As a result, we have updated our capital expenditure expectations for the current fiscal year, and now expect our capital spending for the year ending September 30, 2024 will range from $35 million to $45 million, compared to $17.7 million for the year ended September 30, 2023. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

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

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Any long-term debt that may be outstanding from time to time under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We had no borrowings outstanding under our revolving credit facility as of June 30, 2024.

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

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
April 1, 2024 – April 30, 2024	—	$—	—	$37,588,964
May 1, 2024 – May 31, 2024	—	$—	—	$37,588,964
June 1, 2024 – June 30, 2024	157,505	$132.92	157,505	$16,653,456
Total	157,505	$132.92	157,505	$16,653,456
(1)    The total number of shares purchased includes shares purchased pursuant to the program described in footnote (2) below.
(2)    In December 2022, our Board authorized a stock repurchase program for the purchase of up to $40 million of the Company’s common stock from time to time. Subsequent to June 30, 2024, we repurchased an additional 119,041 shares in open market transactions at an average price of $139.84, which fully utilized the amount remaining under the previous $40 million authorization. On July 31, 2024, the Board authorized a new $200 million stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's Insider Trading Policy. During the three months ended June 30, 2024, none of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined under Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2024.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)