Form 10-K
period 2024-09-30
IES Holdings, Inc.
filed 2024-11-22
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 31, 2024, was approximately $1,045.3 million. On November 18, 2024, there were 19,971,670 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the 2025 Annual Meeting of Stockholders of the Registrant to be held on February 20, 2025, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•changes in general economic conditions, including supply chain constraints, high rates of inflation, changes in consumer sentiment, elevated interest rates, and market disruptions resulting from a number of factors, including geo-political events such as the Ukraine-Russia war, the conflict in the Middle East, and trade tensions between the U.S. and China;

•competition in the industries in which we operate, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•our ability to successfully manage and execute projects, the cost and availability of qualified labor and the ability to maintain positive labor relations, and our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel, electronic components and certain plastics;

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

•the existence of a small number of customers from whom we derive a meaningful portion of our revenues;

•reliance on third parties, including subcontractors and suppliers, to complete our projects;

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

•the impact of seasonality, adverse weather conditions, and climate change;

•fluctuations in operating activity due to factors such as cyclicality, downturns in levels of construction or the housing market, and differing regional economic conditions;

•difficulties in managing our billings and collections;

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

•costs and liabilities under existing or potential future laws and regulations, including those laws and regulations related to the environment and climate change, as well as the inability to transfer, renew and obtain electrical and other professional licenses;

•interruptions to our information systems and cyber security or data breaches;

•expenditures to conduct environmental remediation activities required by certain environmental laws and regulations;

•loss of key personnel, ineffective transition of new management, or general labor constraints;

•credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability of some of our customers to obtain sufficient financing at acceptable rates, which could lead to project delays or cancellations;

•limitations on our ability to access capital markets and generate cash from operations to fund our working capital needs and capital expenditures, to complete acquisitions, and for debt service;

•the impact on our effective tax rate or cash paid for taxes from changes in tax positions we have taken or changes in tax laws;

•difficulty in fulfilling the covenant terms of our revolving credit facility, including liquidity, and other financial requirements, which could result in a default and acceleration of any indebtedness under such revolving credit facility;

•reliance on certain estimates and assumptions that may differ from actual results in the preparation of our financial statements;

•uncertainties inherent in the use of percentage-of-completion accounting, which could result in the reduction or elimination of previously recorded revenues and profits;

•the recognition of potential goodwill, long-lived assets and other investment impairments;

•the existence of a controlling shareholder, who has the ability to take action not aligned with other shareholders or to dispose of all or a significant portion of the shares of our common stock it holds, which may trigger certain change of control provisions in a number of our material agreements, including our financing and surety arrangements and our executive severance plan;

•the relatively low trading volume of our common stock, which could increase the volatility of our stock price and could make it more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares;

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

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Annual Report on Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

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

OPERATING SEGMENTS

The Company’s reportable segments consist of the consolidated business segments identified above, which offer different services and are managed separately. The table below describes the percentage of our total revenues attributable to each of our four segments over each of the last three years (percentage columns may not add due to rounding):

	Year Ended September 30,
	2024		2023		2022
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$776,474	26.9%	$600,776	25.3%	$559,777	25.8%
Residential	1,388,840	48.2%	1,279,504	53.8%	1,131,414	52.2%
Infrastructure Solutions	351,096	12.2%	217,353	9.1%	167,113	7.7%
Commercial & Industrial	367,948	12.8%	279,594	11.8%	308,504	14.2%
Total Consolidated	$2,884,358	100.0%	$2,377,227	100.0%	$2,166,808	100.0%

For additional financial information by segment, see Note 11, “Operating Segments” in the notes to our Consolidated Financial Statements.

Communications

Business Description
Originally established in 1984, our Communications segment is a leading provider of network infrastructure solutions for data centers and other mission critical environments. Our services include the design, installation and maintenance of network infrastructure for leading and recognizable global technology, social networking and e-commerce brands, including many Fortune 100 and 500 corporations. We serve a variety of industries and end markets, including data centers for co-location and managed hosting customers; corporate, educational, financial, hospitality and healthcare buildings; e-commerce distribution centers; and high-tech manufacturing facilities. We also provide the design and installation of audio/visual, telephone, fire, wireless access and intrusion alarm systems, as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 24 offices, which includes the segment headquarters located in Tempe, Arizona, and also provide dedicated onsite teams at our customers’ sites.

Industry Overview
Our Communications segment is driven by demand for computing and storage resources as a result of technology advancements and obsolescence and changes in data consumption patterns. Demand in the data center market remains strong, and we continue to provide technology infrastructure services for applications such as data centers, distribution centers, and high-tech manufacturing facilities. As technology evolves, we are focused on expanding our capabilities as an integrator of audio-visual and other building technology offerings, which continue to experience strong demand. At September 30, 2024, our Communications business has a record level of backlog. However, if customers in our end markets reduce their capital budgets due to economic, technological or other factors, this could result in a decrease in activity for our Communications segment. While demand remains strong across our key end markets, the pace of growth in this business may also be slowed by the availability of labor.

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

Residential

Business Description
Originally established in 1973, our Residential segment is a leading provider of electrical installation services for single-family housing and multi-family apartment complexes, as well as HVAC and plumbing installation services in certain markets, and cable television installations for residential and light commercial applications. The Residential segment also provides services for the installation of residential solar power, both for new construction and existing residences. The Residential segment is made up of 75 total locations, which include the segment headquarters in Houston, Texas. These locations geographically cover the Sun-Belt, Western, Mid-Atlantic, Midwest and Northeastern regions of the United States.

Industry Overview
Our Residential business is closely correlated to the single and multi-family housing market. Although demand for both single-family and multi-family housing has increased in recent years, due to economic, technological or other factors, there can be no assurance that overall construction and demand will continue to increase in the future. In our single-family business, we remain cautious about demand for single-family housing, as elevated mortgage rates and the impacts of inflation on materials and labor costs have resulted in a decline in housing affordability. In addition, expectations of falling interest rates over the next year could cause consumers to delay home purchases in anticipation of lower mortgage costs. However, in the longer term, we still expect strong demand for new single-family housing. In our multi-family business, elevated interest rates in fiscal 2024 and tighter lending conditions for project owners have resulted in a reduction in backlog at September 30, 2024 compared with September 30, 2023. As a result, we expect a reduction in multi-family revenue for fiscal 2025 compared with fiscal 2024.

Sales and Marketing
Demand for our Residential services is highly dependent on the number of single-family and multi-family home starts in the markets we serve. Although we operate in multiple states, the majority of our single-family revenues are derived from services provided in Texas and Florida. The majority of our multi-family revenue is earned in Texas and across the Mid-Atlantic and Southeast regions. Our sales efforts include a variety of strategies, including a concentrated focus on national and regional homebuilders and multi-family developers and a local sales strategy for single and multi-family housing projects. A significant portion of our Residential business volume is generated from long-term, repeat customers, some of whom use IES as a preferred provider for major projects.

Our long-term strategy is to continue to be a leading provider of electrical services to the residential market, and to continue to expand our offerings of plumbing and HVAC services into markets where we previously offered only electrical services, while also expanding all service offerings into new geographic markets. The key elements of our long-term strategy include a continued focus on maintaining a low and variable cost structure and cash generation, allowing us to effectively scale according to the housing cycle, and to opportunistically increase our market share.

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

Infrastructure Solutions

Business Description
Our Infrastructure Solutions segment provides electro-mechanical solutions for industrial operations to domestic and international customers. Our Custom Engineered Solutions business includes the manufacture of custom commercial and industrial generator enclosures, the manufacture of custom-engineered power distribution equipment, including metal enclosed bus duct solutions used in power distribution, and structural steel fabrication and services. Our Industrial Services business includes the maintenance and repair of alternating current (AC) and direct current (DC) electric motors and generators, as well as power generating and distribution equipment; the manufacture, re-manufacture, and repair of industrial lifting magnets; and maintenance and repair of railroad main and auxiliary generators, main alternators, and traction motors.

This segment serves the steel, railroad, marine, petrochemical, pipeline, pulp and paper, wind energy, mining, automotive, power generation, scrap yards, data center, and utility industries. Our Infrastructure Solutions segment is comprised of 13 locations in Alabama, Georgia, Illinois, Indiana, Ohio, Oklahoma, Pennsylvania, South Carolina and West Virginia, and is headquartered in Massillon, Ohio.

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

Competition
Our competition ranges from small, single location service centers to large, multi-national companies. Our Custom Engineered Solutions business competes with domestic and international manufacturers and distributors. We believe that we have a competitive advantage due to our specific product offerings, geographic proximity to customer sites, and our ability to design high quality products to meet each customer's unique requirements. Our Industrial Services business competes with small, specialized manufacturing and repair shops, a limited number of other multi-location providers of electric motor repair, engineering and maintenance services, and various OEMs. Participants in this industry compete primarily on the basis of capabilities, service, quality, timeliness and price. We believe that we have a competitive advantage due to our breadth of capabilities, focus on quality, technical support, customer service, and financial resources.

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

This segment provides services for a variety of project types, including office buildings, manufacturing facilities, data centers, wind farms, solar facilities, municipal infrastructure and health care facilities. The Commercial & Industrial segment consists of 17 locations, which includes the segment headquarters in Houston, Texas. Geographically, these locations cover Texas, Nebraska, Oregon, Wisconsin, and the Southeast and Mid-Atlantic regions.

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

SOURCES OF SUPPLY

The raw materials and components we use within our segments include, but are not limited to, electrical fixtures and system components, copper, aluminum, raw steel, and certain plastics. These raw materials and components are generally available from a variety of domestic suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. Fluctuations in lead times in sourcing certain components may lead to project inefficiencies resulting from schedule extensions. We are also exposed to increases in the prices of certain commodities. Our strategy to reduce commodity cost exposure includes early buying of commodities for particular projects or general inventory, as well as including escalation and escape provisions in project bids, quotes and contracts wherever possible. However, such protections are not included in every contract or project, and in such cases, we may not be fully reimbursed for increases in commodity prices by our customers and may be exposed to commodity price volatility on longer-term projects where we have prepaid for commodities.
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

CUSTOMERS

We have a diverse customer base. During both of the years ended September 30, 2024 and 2023, one customer accounted for 12.0% of our consolidated revenues and no other customer accounted for more than 10% of our consolidated revenues. No single customer accounted for more than 10% of our consolidated revenues during the year ended September 30, 2022. We emphasize developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategies and sales activities.

CONTROLLING SHAREHOLDER
A majority of our outstanding common stock is owned by Tontine Associates, L.L.C. ("Tontine Associates") and its affiliates (collectively, “Tontine”). Tontine owns approximately 55 percent of our outstanding common stock based on a Form 4 filed by Tontine with the United States Securities and Exchange Commission (the "SEC") on September 16, 2024, and the Company's shares outstanding as of November 18, 2024. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all of the Company's assets or business segments, or the Company itself. Most of Tontine’s shares are registered for resale on a resale shelf registration statement filed by the Company with the SEC. Tontine’s sale of all or a significant portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties and our executive severance plan. For more information, see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

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

	September 30,
	2024			2023
	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog
	(Dollars in millions)
Communications	$448,783	$66,878	$515,661	$369,928	$42,239	$412,167
Residential	329,364	95,124	424,488	414,179	103,657	517,836
Infrastructure Solutions	100,815	426,749	527,564	109,082	240,683	349,765
Commercial & Industrial	296,733	21,708	318,441	250,234	28,010	278,244
Total	$1,175,695	$610,459	$1,786,154	$1,143,423	$414,589	$1,558,012
(1) Our backlog includes signed agreements and letters of intent that we do not have a legal right to enforce prior to beginning work. These agreements are excluded from remaining performance obligations until work begins.

We expect that $1.3 billion of our September 30, 2024 backlog will result in revenue during fiscal 2025, with the remaining $0.5 billion expected to be realized in fiscal 2026; however, there can be no assurance that this backlog will be completed within expected time frames or at all. The increase in our backlog year over year was primarily driven by strong demand and increased market share.

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

Many state and local regulations governing electricians and mechanical services require permits and licenses to be held by individuals engaged in such services. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all our electricians or mechanical service technicians who work in the state or county that issued the permit or license. While we seek permits or licenses, where available, that may be material to our operations in a particular geographic area to be held by multiple employees within that area, given the large number of permits and licenses required, we are unable to ensure that multiple employees hold such required permits and licenses.

We believe that we have all licenses required to conduct our operations and are in material compliance with applicable regulatory requirements. Failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses or an inability to perform government work.

CAPITAL FACILITIES
During fiscal year 2024, the Company maintained a revolving credit facility, as further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K. For a discussion of the Company’s capital resources, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K.

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

Our Employees

At September 30, 2024, we had 9,485 employees, of which 9,423 were full-time employees. We are party to two collective bargaining agreements covering fewer than 30 employees within our Infrastructure Solutions segment. We have not experienced, and do not expect, any work stoppage, and we believe that our relationship with our employees is strong.

We are committed to diversity and inclusion in the workplace, and our policies prohibit discrimination based on race, color, sex, gender, gender identity, sexual orientation, religion, marital status, national origin, ethnicity, citizenship status, religious creed or belief, physical or mental disability, protected veteran status and relatives of protected veterans, marital or familial status, legally protected medical condition, genetic information and any other status protected by local, state or federal law. This commitment applies to all aspects of employment, including recruitment, hiring, training, compensation, job assignment, advancement, performance feedback and separation.

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

We have invested significant resources in development opportunities for employees. For example, our Residential segment has established two residential education centers, which are dedicated facilities that train employees from around the country in the technical skills necessary for successful careers in residential electrical, plumbing and HVAC contracting. At all of our segments, partly in response to the COVID-19 pandemic, we expanded online training offerings to help meet the needs of our changing workplaces. We believe our investment in training supports employee motivation and retention at the same time that it improves productivity and performance.

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

LOCATIONS
As of September 30, 2024, we have 131 domestic locations. In addition to our 2 executive and corporate offices, as of September 30, 2024, we have 24 locations within our Communications business, 75 locations within our Residential business, 13 locations within our Infrastructure Solutions business and 17 locations within our Commercial & Industrial business. This geographic diversity helps to reduce our exposure to unfavorable economic developments in any given region.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to each executive officer is as follows:

Jeffrey, L. Gendell, 65, has served as the Chief Executive Officer of the Company since October 1, 2020; he previously served as Interim Chief Executive Officer from July 31, 2020 to September 30, 2020. Mr. Gendell has also served as a director and as Chairman of the Board since November 2016. Mr. Gendell is the founder and managing member of Tontine, our controlling shareholder. Mr. Gendell formed Tontine in 1995 and manages all of the investment decisions at the firm. Prior to forming Tontine, Mr. Gendell held senior investment management positions at several other private investment firms, including Odyssey Partners, L.P., and began his career in investment banking over 40 years ago at Smith Barney, Harris Upham & Co., where he was involved in capital markets, corporate finance and M&A activity.

Matthew J. Simmes, 49, has served as President and Chief Operating Officer of the Company since December 7, 2023; he previously served as Chief Operating Officer of the Company from December 3, 2021 to December 6, 2023. Mr. Simmes has spent 31 years at IES and its predecessors in a variety of roles. He served as President of IES Communications from January 2017 to December 2021 and as Vice President of Operations of the segment from March 2007 to December 2016.

Tracy A. McLauchlin, 55, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 2015. She previously served as Vice President and Chief Accounting Officer of the Company since February 2014. Prior to joining IES, Ms. McLauchlin served as Vice President and Chief Accounting Officer of Rockwater Energy Solutions, Inc. from June 2011 to November 2013. From June 2004 to June 2011, Ms. McLauchlin was employed by Dynegy Inc., where she served as Senior Vice President and Controller from March 2009 to June 2011 and from June 2004 to March 2009 served in various other capacities in finance and accounting. She began her career with PricewaterhouseCoopers LLP after receiving her Master of Accounting from Rice University. Ms. McLauchlin is a Certified Public Accountant.

Mary K. Newman, 44, has served as Vice President, General Counsel and Corporate Secretary of the Company since December 2019. Prior to joining IES, Ms. Newman was a Partner with the law firm of Dinsmore & Shohl, LLP from January 2017 to November 2019 and was an Associate from September 2011 to December 2016, where her practice focused on representing public and private companies in corporate transactions, including mergers, acquisitions and dispositions. She began her legal career with the law firm of Sullivan & Cromwell LLP after receiving her J.D. from Harvard Law School and B.A. from Duke University.

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

Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the construction industry, the housing market, and other industries in which our end customers operate. Many of our customers depend on the availability of credit to purchase our services or electrical and mechanical products. In the past, when the general level of economic activity has been reduced from historical levels, certain of our customers have delayed or cancelled projects or capital spending, thereby reducing our revenues and profitability. General concerns about the fundamental soundness of the economy may cause customers to defer projects, even if they have credit available to them. Prolonged uncertainties in the credit market, or the return of constrained credit market conditions, including the impact of interest rates in the housing markets, could adversely affect demand, which would have adverse effects on our financial condition and results of operations.

We could be adversely impacted by changes in general economic conditions, including the effects of inflation, supply chain constraints, and an economic downturn or recession.

Our business and the industries in which we operate are vulnerable to changing macroeconomic conditions, including supply chain constraints, high rates of inflation, changes in consumer sentiment, elevated interest rates, and market disruptions resulting from a number of factors, including geo-political events such as the Ukraine-Russia war, the conflict in the Middle East, and trade tensions between the U.S. and China. These and other market factors have negatively impacted, and may continue to negatively impact, our revenues and our cost for labor, materials, utilities, and other goods and services as well as our ability to collect on our outstanding receivables, to the extent our customers are affected by the same negative conditions. Further, if the U.S. economy experiences a downturn or recession, our customers may be unable to obtain financing for new projects, or they may decide to delay or cancel projects even if they have credit available to them. As a result, these conditions have had, and they or any similar future conditions may continue to have, adverse impacts on our business, financial condition and results of operations.

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

We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. The cost of fuel, labor and materials, including copper wire or other commodities, may vary significantly from the costs we originally estimate. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts, including our ability to successfully manage and execute projects, have in the past resulted in, and may in the future result in, actual revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on our operating results.

If the costs associated with labor and commodities, such as copper, aluminum, steel, electrical components, fuel, and certain plastics, increase due to low supply, inflation, general market conditions, supply chain disruptions and delays, or other forces, losses may be incurred. Some of our materials have been and may continue to be subject to sudden and significant price increases, and continued high demand and low supply for those resources may lead to additional price increases. Depending on competitive pressures and the fixed price nature of many of our contracts, we may not be able to pass on these cost increases to our customers, which would reduce our gross profit margins and, in turn, make it more difficult for us to maintain our profitability. We have a work force of over 9,000 employees, and our labor costs may fluctuate based on availability of and demand for workers as well as other labor related risks, including risks related to collective bargaining agreements, benefits arrangements, increased healthcare costs, wage and hour claims and other compensation arrangements.
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

We derive a meaningful portion of our revenues from a small number of customers, and the loss of one or more of these customers could adversely affect our revenues, results of operations, and financial condition.

We have one customer that represented approximately 12.0% of our consolidated revenue in fiscal 2024, and there are other customers that are significant to our individual operating segments. Although we have long-standing relationships with some of these significant customers, it is not possible for us to predict the future level of demand for our services by these customers, and if one or more of them were to significantly delay, reduce or curtail activity, or stop accepting bids from us, it could have a material impact on our operating results.

We rely on third parties, including subcontractors and suppliers, in connection with many of our projects and a failure to retain subcontractors or obtain supplies, or increased costs as a result of using these third parties, could adversely impact our revenues, results of operations, and financial condition.

We hire third-party subcontractors to perform work on certain of our projects, and if we are unable to retain qualified subcontractors or if our subcontractors do not perform in accordance with their obligations, we have in the past incurred, and may in the future incur, additional costs or experience delays in project execution, which could subject us to contractual penalties. We also rely on suppliers for the materials necessary to complete our projects, and if a supplier fails to provide supplies when scheduled or at a higher than price than expected, project delays and additional costs could have an adverse effect on our operating results.

Our inability to carry out plans and strategies as expected, including our inability to identify and complete acquisitions and investments that meet our investment criteria in furtherance of our corporate strategy or the subsequent underperformance of those acquisitions and investments, may adversely impact our future growth and profitability.

Our corporate strategy includes creating shareholder value through acquiring businesses that we believe will strategically complement our existing business segments or acquiring or investing in stand-alone platform companies based in North America. While we believe that acquisitions will provide an opportunity to expand into new or related services, products, end-markets or geographic areas and diversify our revenue and profit streams, potential acquisitions could result in changes in our operations from those historically conducted by us and introduce the requirement for new controls. Alternatively, our failure to diversify from existing markets may limit our future growth. In addition, we have made, and may continue to make, investments in debt or equity securities of publicly traded and privately held companies, including early-stage companies and more established companies. We are subject to risks associated with these investments. In addition, we may have limited ability to dispose of these investments due to lack of an active market for or contractual limitations on our ability to sell a particular investment, and the partial or complete loss of invested capital, and significant changes in the fair value of our investment portfolio could adversely impact our financial results. Further, valuations of non-marketable debt and equity investments are inherently complex due to the lack of readily available market data and may involve subjective judgments and estimates. Some of our past acquisitions and investments have not performed as expected, and there is no assurance that future acquisitions and investments will perform as expected or generate a positive return on investment due to factors we could not predict prior to the acquisition or due to incorrect investment assumptions.

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

Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Reductions in backlog due to cancellation of one or more contracts by a customer or for other reasons, or our failure to execute projects in backlog as expected, could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but typically have no contractual right to the total revenues reflected in our backlog.

We may fail to adequately recover on contract change orders.

From time to time, we may pursue claims against our customers to recover costs incurred on a project in excess of the original contract amount. Such additional costs may be incurred in connection with project delays caused by our customers or third parties, including other trades, or changes in project scope or specifications. While we generally negotiate with the customer for additional compensation, we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate compensation for the additional work performed or expenses incurred. The process of pursuing a claim may be lengthy, result in significant legal fees, and negatively impact our relationships with customers. In addition, our ability to recover on contract change orders could be negatively impacted by our customers' reduced access to capital in a weak economic environment, particularly in a period of restrictive credit markets. Furthermore, we may be required to invest significant working capital to fund cost overruns while the resolution of a claim is pending, and our additional costs may not be recovered until the claim is resolved, if at all. When appropriate, we establish provisions against possible exposures, and we adjust these provisions from time to time, but our assumptions and estimates related to these exposures might prove to be inadequate or inaccurate. Unfavorable resolution of these matters can result in a reduction of revenues and profit recognized in prior periods or the recognition of a loss, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Epidemics, pandemics, and other potential public health emergencies could have a future materially adverse impact on our business, including our financial condition, cash flows and results of operations.

Pandemics and other public health emergencies, such as the COVID-19 pandemic, have had adverse impacts on our results of operations in the past. The impact of future epidemics, pandemics or other public health emergencies on our business is difficult to predict, but adverse impacts could include the potential for job site closures or work stoppages, supply chain disruptions, delays in awarding new project bids, construction delays, reduced demand for our services, delays in our ability to collect from our customers, or illness of management or other employees.

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

Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in the Residential and Commercial & Industrial segments. Adverse weather conditions, including rain, heat, ice, cold or snow, may not only delay our work and contribute to project inefficiency, but may negatively impact our schedules and profitability by delaying the work of other trades on a construction site. Extreme weather conditions (such as hurricanes or other storms, droughts, extreme heat or cold, wildfires and floods) have from time to time had, and may in the future have, a negative impact on our business, including by limiting the availability of resources, increasing our costs, damaging property, disrupting our workforce, or causing projects to be delayed or cancelled. A portion of our business operates in certain geographic areas, such as Texas and Florida, where these risks are elevated. If the cost of property insurance in those or other geographic areas increases, or if it becomes more difficult to obtain, it could have a negative impact on customer demand, particularly in our Residential segment. To the extent climate change results in an increase in extreme weather events and adverse weather conditions, the likelihood of a negative impact on our results of operations may increase.

Our results may fluctuate from period to period due to cyclicality, regional economic conditions, or other factors.

Factors arising from the cyclicality of industries in which we operate, including the timing of new customer contracts, may result in significant fluctuations in our operating results on a quarterly or annual basis. Our results from period to period may also be affected by regional economic conditions that affect the construction market. In particular, a prolonged period of weak demand in the oil and gas industry or increased regulatory restrictions on the industry could dampen the housing market in certain regions, resulting in reduced demand for the services provided by our Residential segment. Infrastructure Solutions’ revenues from industrial services may be affected by the timing of scheduled outages or capital projects at its industrial customers’ facilities, by demand for design, construction and site support of data centers, and by changes in spending in public infrastructure, power and steel markets. Industrial and rail customers may also be affected by volatility in oil prices. Accordingly, our performance in any particular quarter or year may not be indicative of the results that can be expected for any other quarter, for the entire year, or for any other year.

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

Hazards related to our industry include, but are not limited to, electrocutions, fires, injuries involving ladders, machinery-caused injuries, mechanical failures and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and suspension of operations. While we have invested significant efforts in our safety programs in an effort to minimize safety risks, we have experienced serious accidents in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Our insurance does not cover all types or amounts of liabilities. In addition, if our safety record were to substantially deteriorate over time, our customers could cancel our contracts or not award us future business.

Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

We maintain insurance coverage in part because some of our contracts require us to carry certain levels of insurance coverage, which is common in the industries in which we operate. Our third-party insurance is subject to deductibles for which we establish reserves. In addition, we maintain most of our employee health insurance coverage on a self-insured basis and are responsible for losses up to our stop loss coverage, which sets a limit on our liability for claim costs. No assurance can be given that our insurance or our provisions for incurred claims and incurred but not reported claims will be adequate to cover all losses or liabilities we may incur in our operations, including employee health care costs, which have increased in recent years; nor can we provide assurance that we will be able to maintain adequate insurance at reasonable rates.

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

Latent defect litigation is normal for residential home builders in some parts of the country. Any increases in our latent defect claims and litigation could place pressure on our profitability.

Regulatory requirements could result in significant compliance costs and liabilities.

We have operations throughout the United States and are subject to multiple state and local regulations. In addition, our segments from time to time perform work as federal government subcontractors, or perform work on projects that have received federal government funding, and as a result may be subject to federal laws and requirements applicable to government contractors. If we fail to comply with those requirements, we may be subject to fines, penalties or suspension from doing business with the federal government. Our 131 locations are located in 27 states, which exposes us to a variety of different state and local laws and regulations, including those pertaining to electrical contractor and other licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. Changes in law, regulations or requirements, or a material failure to comply with any of them, could increase our costs and have other negative impacts on our business by, among other things, increasing costs, harming our reputation and, in some instances, causing us to be in violation of our contractual obligations. In addition, we are required to maintain certain electrical, construction, mechanical and business licenses. If we fail to successfully transfer, renew or obtain such licenses where applicable, we may experience increased costs and other negative impacts on our business.

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

Compliance with current and future environmental laws and regulations, including those relating to climate change, could adversely impact our business.

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

Risks Relating to our Financial Results, Financing and Liquidity

The impact on our customers of negative conditions in the credit and capital markets may adversely affect our business.

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

In a weak economic environment, particularly in a period of restrictive credit markets, we may experience greater difficulties in collecting payments from our customers due to, among other reasons, a diminution in our ultimate customers’ access to the credit markets. If clients delay in paying or fail to pay a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity, results of operations, and financial position.

To fund our working capital requirements, complete acquisitions and service any debt we may incur, we may require a significant amount of cash. Our ability to generate cash from operations or to access the capital markets for required funding depends on many factors that are beyond our control.

Our ability to continue to grow our business, including through acquisitions and the funding of working capital requirements, as well as our ability to make payments on or refinance any indebtedness we may incur, will depend on our ability to access capital markets and generate cash from operations in the future. This is subject to our operational performance, as well as general economic, financial, capital market, competitive, legislative, regulatory and other factors that are beyond our control.

There can be no assurance that our business will generate sufficient cash flow from operations or asset sales, or have access to sources of cash from the capital markets or from borrowings under our credit facility, in amounts sufficient to enable us to complete acquisitions, to service any debt we may incur or to fund our other liquidity needs. We may need to refinance our credit facility on or before maturity. We cannot provide assurance that we will be able to refinance our credit facility on commercially reasonable terms or at all. Our inability to access capital on commercially reasonable terms could have a material adverse effect on our business.

Changes in tax positions or changes in tax laws may adversely affect our results.

Our effective tax rate and cash paid for taxes are impacted by the tax positions that we have adopted. Taxing authorities may not always agree with the positions we have taken. We have established reserves for tax positions that we have determined to be less than likely to be sustained by taxing authorities. However, there can be no assurance that our results of operations will not be adversely affected in the event that disagreement over our tax positions does arise. Additionally, new tax laws or changes in existing interpretation and guidance could affect our provision for income taxes, deferred tax assets and liabilities, and reserves for uncertain tax positions, potentially resulting in an increase to our effective tax rate, which could adversely affect our results.

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

The preparation of our financial statements requires management to make certain estimates and assumptions that may differ from actual results, and we may be adversely impacted by new accounting, control and operating procedures.

GAAP accounting requires that a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated precisely from available data and, accordingly, requires the use of management’s judgment. Estimates and assumptions are used in, among other areas, our assessment of revenue recognition of construction in progress, fair value assumptions in accounting for business combinations, stock-based compensation, reserves for legal matters, and realizability of deferred tax assets and unrecognized tax benefits. Actual results could differ from those estimates and assumptions, and such differences may be material to our financial statements.

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

GAAP accounting requires that goodwill attributable to each of our reporting units be tested at least annually, or when changes in circumstance indicate the carrying value of our reporting units may not be recoverable. At September 30, 2024, we had recorded $94.0 million of goodwill on our Consolidated Balance Sheets. Factors that could lead to impairment of current goodwill in the future include significant adverse changes in the business climate, declines in the financial condition of our business, and actual or projected future operating results affecting the Company as a whole or affecting any particular reporting unit. On an ongoing basis, we expect to perform impairment tests at least annually as of September 30. Impairment adjustments, if any, are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

Risks Relating to Our Common Stock

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine, and Jeffrey Gendell, founder and managing member of Tontine, serves as our Chief Executive Officer and as Chairman of our Board of Directors. Tontine owns approximately 55 percent of the Company’s outstanding common stock based on a Form 4 filed by Tontine with the SEC on September 16, 2024, and the Company's shares outstanding as of November 18, 2024. As a result, Tontine can control most of our affairs, including the election of our directors, who in turn appoint executive management and can control most actions requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all of the Company's assets or business segments or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders or stakeholders. The concentration of ownership may also have the effect of discouraging a change in control transaction, which could prevent other shareholders from selling their shares in the Company at a premium as part of such transaction. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company. Most of Tontine's shares are registered for resale on a resale shelf registration statement filed by the Company with the SEC. Pursuant to such resale shelf registration statement, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings as long as the registration statement remains effective and the Company remains eligible to use it, as described further in the registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement. Tontine’s sale of all or a significant portion of its shares could result in a change of control of the Company, which may trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties, and our executive severance plan.

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

In addition, our historically lower liquidity has in the past contributed to increased volatility in the price of our common stock. This lower liquidity, along with the other risk factors discussed herein, may impact our stock price in the future.

We may issue additional shares of common stock, preferred stock or convertible securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock.

Our authorized capital includes 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2024, we had 22,049,529 shares of common stock issued, 19,971,670 shares of common stock outstanding and no shares of preferred stock issued or outstanding. As of September 30, 2024, we had the ability to issue 581,169 shares of common stock, including upon the exercise of options, as future grants under our existing equity compensation plans.

Although we currently do not have any intention of issuing additional common stock (other than pursuant to our equity compensation plans) or preferred stock, we may do so in the future as consideration for certain acquisitions and in order to meet our capital needs. Subject to applicable Nasdaq Listing Rules, our Board of Directors generally has the authority, without action by or vote of the stockholders, to issue all or part of any authorized but unissued shares of common stock or preferred stock for any corporate purpose. We may seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock, preferred stock, or convertible securities will dilute the percentage ownership interest of our stockholders and may dilute the book value per share of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy

As part of the Company’s overall risk management, the Company has adopted processes designed to assess, identify and manage material risks from cybersecurity threats. Our program has been designed and evaluated based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use NIST CSF as a guide to identify, assess, and manage cybersecurity risks relevant to our business. The cybersecurity risk management program includes, among other things, processes to manage risks associated with third party service providers, regular review and testing of the Company’s cybersecurity practices through audits, internal assessments and tabletop exercises, and mandatory annual cybersecurity awareness training for all employees. In addition, the Company has adopted an incident response plan establishing the processes for responding to any cybersecurity incident. The Company has engaged third party cybersecurity firms to perform maturity assessments of our cybersecurity risk management program, the results of which are reported to the Board.
We have experienced cybersecurity attacks and incidents in the past and could in the future experience similar attacks. To date, no cybersecurity incident or attack, or any risk from cybersecurity threats, has materially affected or has been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board oversees the Company’s general risk management processes, and with respect to cybersecurity risks the oversight is performed primarily through the Audit Committee of the Board, which is briefed at least quarterly on cybersecurity threats, the results of periodic assessment and reviews of the Company’s cybersecurity programs, and cybersecurity developments affecting companies generally. Our incident response plan provides for prompt notice to the Board of any material cybersecurity incident.
Our cybersecurity program is overseen by our head of cybersecurity, with guidance from our Chief Technical Officer and our Vice President of Information Technology. Our head of cybersecurity has more than ten years of experience managing cybersecurity matters, holds an undergraduate degree in information systems with a focus on information security, and holds numerous certificates across the cybersecurity landscape. Our head of cybersecurity is also responsible for providing the Audit Committee with quarterly updates on cybersecurity risks and developments.
Item 2. Properties

At September 30, 2024, we maintained branch offices, warehouses, sales facilities and administrative offices at 131 locations. The majority of our facilities are leased. We lease our executive office located in Greenwich, Connecticut and our corporate office located in Houston, Texas. We believe that our properties are adequate for our current needs and that suitable additional or replacement space will be available as required. For a breakdown of our offices by segment, see Item 1. “Business —Operating Segments” of this Annual Report on Form 10-K.

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

As of November 18, 2024, the closing market price of our common stock was $264.67 per share and there were approximately 299 holders of record.

We have never declared or paid dividends on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Stock Repurchase Program
In 2015, our Board of Directors authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and in 2019, authorized the repurchase from time to time of up to an additional 1.0 million shares of the Company's common stock under the stock repurchase program. In December 2022, our Board of Directors terminated our previous stock repurchase program and authorized a new $40 million stock repurchase program. In July 2024, the Company fully utilized the amount remaining under this $40 million authorization. On July 31, 2024, the Board authorized a new $200 million stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. During the year ended September 30, 2024, we repurchased 289,284 shares of common stock at an average price of $136.34 per share for a total aggregate purchase price of $39.4 million. The Company had $198.1 million remaining under its stock repurchase authorization at September 30, 2024.

The following table presents information with respect to purchases of common stock by the Company during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan
July 1, 2024 – July 31, 2024	124,892	$140.75	119,041	$200,000,000
August 1, 2024 – August 31, 2024	573	$173.62	—	$200,000,000
September 1, 2024 – September 30, 2024	12,738	$145.92	12,738	$198,141,288
Total	138,203	$141.37	131,779	$198,141,288

Five-Year Stock Performance Graph

The graph below compares the cumulative five year total return provided shareholders on IES Holdings, Inc.'s common stock relative to the cumulative total returns of (i) the Russell 2000 index, (ii) a customized peer group of four companies that includes Comfort Systems USA Inc., MYR Group Inc., Sterling Infrastructure, Inc. and Primoris (the "Peer Group (Old)") and (iii) a revised customized peer group of five companies that includes Comfort Systems USA Inc., MYR Group Inc., Sterling Infrastructure, Inc., Primoris and Installed Building Products, Inc. (the “Peer Group (New)”). The change from the Peer Group (Old) to the Peer Group (New) was made to better reflect companies relevant to the Company's current business. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the Russell 2000 index, and in the peer group on September 30, 2019, and its relative performance is tracked through September 30, 2024.

Comparison of Five Year Cumulative Total Return*
Among IES Holdings, Inc., the Russell 2000 Index, and a Peer Group

$1,200
$1,000
$800
$600
$400
$200
$0
Index Value
2019
2020
2021
2022
2023
2024
IES Holdings, Inc.
Russell 2000
Peer Group (Old)
Peer Group (New)

*$100 invested on September 30, 2019 in stock or index, including reinvestment of dividends.

	2019	2020	2021	2022	2023	2024
IES Holdings, Inc.	$100.00	$154.30	$221.90	$134.14	$319.91	$969.50
Russell 2000	100.00	100.39	148.26	113.42	123.54	156.60
Peer Group (Old)	100.00	87.47	156.40	149.30	311.92	530.14
Peer Group (New)	100.00	112.47	182.94	169.80	344.19	594.52

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

Industry Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, capital spending on data centers, distribution centers, and high-tech manufacturing facilities, demand for back-up power, output levels and equipment utilization at heavy industrial facilities, demand for our rail and infrastructure services and custom engineered products, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) population growth, which will increase the need for commercial and residential facilities, (ii) aging public infrastructure, which must be replaced or repaired, (iii) an increasing demand for data storage, and (iv) increased emphasis on environmental and energy efficiency, which may lead to increased public and private spending. However, there can be no assurance that we will not experience a decrease in demand for our services due to economic, technological or other factors beyond our control, including interest rate increases, increases in the price of copper, aluminum, steel, fuel, electrical components, certain plastics, and other commodity prices and other economic factors, which may reduce the demand for housing in the regions where our Residential division operates, and may impact levels of construction. For further discussion of the industries in which we operate, please see Item 1. “Business - Operating Segments” of this Annual Report on Form 10-K.

Business Outlook

While there are differences among the Company’s segments, on an overall basis, increased demand for the Company’s services and the Company’s previous investment in growth initiatives and other business-specific factors discussed below resulted in aggregate year-over-year revenue growth in fiscal 2024 as compared to fiscal 2023.

Entering fiscal 2025, we see strong demand across many of our key end markets. However, our business segments each have their own unique set of factors influencing demand for our services. Heading into fiscal 2025, we are cautious about near-term demand for single-family housing as elevated mortgage rates and the impacts of inflation on materials and labor costs have resulted in a decline in housing affordability. In addition, consumer expectations about future interest rate reductions may cause some home buyers to delay purchases in anticipation of lower mortgage costs. In the multi-family business, higher borrowing costs for project owners during fiscal 2024 have resulted in a reduction in backlog at September 30, 2024 compared with September 30, 2023. This will result in lower multi-family revenues in fiscal 2025 as compared with the prior year. However, backlog across our business segments as a whole remains at record levels, reflecting strong demand in key end markets. Demand with respect to data centers, a key end market served by our Communications, Infrastructure Solutions, and Commercial & Industrial segments, remains particularly strong. However, availability of labor and capacity could constrain the rate at which we are able to grow this business.

To continue to grow our business, including through acquisitions and the funding of working capital, we may require a significant amount of cash. Our ability to generate or otherwise access cash depends on many externally influenced factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our credit facility, and our ability to raise funds in the capital markets, among many other factors. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next 12 months. We expect our capital expenditures will range from $45 million to $55 million for the year ending on September 30, 2025.

While the COVID-19 pandemic's impact on markets, the supply chain and the labor force had significantly less of an impact on our business in fiscal 2024 compared with prior fiscal years, COVID-19 and any future pandemic or other public health emergency could impact our workforce, customers and suppliers in the future. An inability to procure materials in a timely manner, to complete work on schedule, and to reflect higher materials or labor costs in our pricing to customers has had, and could have in the future, a significant impact on our operating results.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Year Ended September 30,
	2024		2023		2022
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$2,884,358	100.0%	$2,377,227	100.0%	$2,166,808	100.0%
Cost of services	2,187,768	75.8%	1,932,688	81.3%	1,847,878	85.3%
Gross profit	696,590	24.2%	444,539	18.7%	318,930	14.7%
Selling, general and administrative expenses	396,684	13.8%	298,625	12.6%	262,714	12.1%
Contingent consideration	714	—%	277	—%	277	—%
Gain on sale of assets	(1,684)	(0.1)%	(14,139)	(0.6)%	(69)	—%
Operating income	300,876	10.4%	159,776	6.7%	56,008	2.6%
Interest and other (income) expense, net	(3,790)	(0.1)%	1,228	0.1%	3,007	0.1%
Income from operations before income taxes	304,666	10.6%	158,548	6.7%	53,001	2.4%
Provision for income taxes	72,165	2.5%	38,761	1.6%	12,815	0.6%
Net income	232,501	8.1%	119,787	5.0%	40,186	1.9%
Net income attributable to noncontrolling interest	(13,385)	(0.5)%	(11,499)	(0.5)%	(5,424)	(0.3)%
Net income attributable to IES Holdings, Inc.	$219,116	7.6%	$108,288	4.6%	$34,762	1.6%
2024 Compared to 2023

Consolidated revenues for the year ended September 30, 2024, were $507.1 million higher than for the year ended September 30, 2023, an increase of 21.3%, with increases at all of our operating segments. See further discussion below of changes in revenues for our individual segments.

Our overall gross profit percentage increased to 24.2% during the year September 30, 2024, as compared to 18.7% during the year ended September 30, 2023. Gross profit as a percentage of revenue increased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

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

During the year ended September 30, 2024, our selling, general and administrative expenses were $396.7 million, an increase of $98.1 million, or 32.8% over the year ended September 30, 2023, driven by increased personnel costs, primarily at our Residential operating segment, and higher incentive compensation across our business as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue increased to 13.8% for the year ended September 30, 2024 from 12.6% for the year ended September 30, 2023.

Our results for the year ended September 30, 2023 included a pretax gain of $13.0 million from the sale of STR Mechanical, LLC (“STR”), which previously operated as part of our Commercial & Industrial segment, on October 7, 2022.

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

Our overall gross profit percentage increased to 18.7% during the year ended September 30, 2023, as compared to 14.7% during the year ended September 30, 2022. Gross profit as a percentage of revenue increased at all four of our operating segments. See further discussion below of changes in gross margin for our individual segments.

During the year ended September 30, 2023, our selling, general and administrative expenses were $298.6 million, an increase of $35.9 million, or 13.7% over the year ended September 30, 2022, driven by increased personnel costs, primarily at our Residential operating segment, in connection with its growth, including higher incentive compensation at the division level as a result of higher earnings. Additionally, our Residential segment recorded severance charges of $3.6 million in connection with a reorganization of its management structure. Selling, general and administrative expenses as a percentage of revenue increased to 12.6% for the year ended September 30, 2023 from 12.1% for the year ended September 30, 2022.

Communications

2024 Compared to 2023

	Year Ended September 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$776,474	100.0%	$600,776	100.0%
Cost of services	623,844	80.3%	494,964	82.4%
Gross Profit	152,630	19.7%	105,812	17.6%
Selling, general and administrative expenses	65,752	8.5%	54,344	9.0%
(Gain) loss on sale of assets	(18)	—%	12	—%
Operating Income	86,896	11.2%	51,456	8.6%

Revenue. Our Communications segment’s revenues increased by $175.7 million, or 29.2%, during the year ended September 30, 2024, compared to the year ended September 30, 2023. This increase primarily resulted from increased demand from our data center, high-tech manufacturing and e-commerce distribution center customers.

Gross Profit. Our Communications segment’s gross profit during the year ended September 30, 2024, increased $46.8 million, or 44.2%, as compared to the year ended September 30, 2023. Gross profit as a percentage of revenue increased from 17.6% for the year ended September 30, 2023 to 19.7% for the year ended September 30, 2024. The increase in gross profit and gross profit as a percentage of revenue primarily reflects increased volume, successful project execution, favorable contract pricing and the impact of a more disciplined bidding process.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $11.4 million, or 21.0% during the year ended September 30, 2024, as compared to the year ended September 30, 2023. The increase is a result of higher personnel costs including higher incentive compensation as a result of higher earnings, investment in an organizational structure that will enhance the scalability of our business, and higher wages in an increasingly competitive labor market. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 8.5% during the year ended September 30, 2024, compared to 9.0% for the year ended September 30, 2023.

2023 Compared to 2022

	Year Ended September 30,
	2023		2022
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$600,776	100.0%	$559,777	100.0%
Cost of services	494,964	82.4%	490,959	87.7%
Gross Profit	105,812	17.6%	68,818	12.3%
Selling, general and administrative expenses	54,344	9.0%	46,717	8.3%
Loss on sale of assets	12	—%	12	—%
Operating Income	51,456	8.6%	22,089	3.9%

Revenue. Our Communications segment’s revenues increased by $41.0 million, or 7.3%, during the year ended September 30, 2023 compared to the year ended September 30, 2022. This increase primarily resulted from increased demand from our high-tech manufacturing and data center customers.

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

Residential

2024 Compared to 2023

	Year Ended September 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,388,840	100.0%	$1,279,504	100.0%
Cost of services	1,024,440	73.8%	1,026,524	80.2%
Gross Profit	364,400	26.2%	252,980	19.8%
Selling, general and administrative expenses	228,371	16.4%	169,737	13.3%
Contingent consideration	36	—%	277	—%
(Gain) loss on sale of assets	(1,354)	(0.1)%	69	—%
Operating Income	137,347	9.9%	82,897	6.5%

Revenue. Our Residential segment’s revenues increased by $109.3 million, or 8.5%, during the year ended September 30, 2024, as compared to the year ended September 30, 2023. The increase was primarily driven by an $81.0 million increase in revenues from our plumbing and HVAC business as we expanded our offerings during the year ended September 30, 2024. Our single-family electrical business continued to have strong demand as revenues increased by $14.9 million, while multi-family and other revenue increased by $13.4 million resulting from continued strong demand and successful execution of existing backlog, partially offset by a reduction in activity in certain areas as we became more selective in our bidding process.

Gross Profit. During the year ended September 30, 2024, our Residential segment gross profit increased by $111.4 million, or 44.0%, as compared to the year ended September 30, 2023, and gross margin as a percentage of revenue increased to 26.2% during the year ended September 30, 2024 from 19.8% for the year ended September 30, 2023. The increase in profitability was driven primarily by improved project execution in our multi-family business, as well as the benefit of improved procurement and other processes implemented as part of the reorganization of the segment in fiscal 2023.

Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $58.6 million, or 34.5%, during the year ended September 30, 2024, compared to the year ended September 30, 2023. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 16.4% during the year ended September 30, 2024, from 13.3% during the year ended September 30, 2023. The increase was driven primarily by higher personnel costs in connection with a reorganization of the segment's management structure in fiscal 2023 and increased incentive profit sharing for division management resulting from higher earnings.

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

Revenue. Our Residential segment’s revenues increased by $148.1 million, or 13.1%, during the year ended September 30, 2023, as compared to the year ended September 30, 2022. The increase was driven by the impact of price increases in connection with higher materials costs and continued strong demand, particularly in the Florida single-family electrical, plumbing and HVAC market. Revenue in our single-family electrical business increased by $56.8 million for the year ended September 30, 2023, compared to the year ended September 30, 2022, and revenue in our single-family plumbing & HVAC business increased by $79.0 million, while multifamily and other revenue increased by $12.3 million.

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

Infrastructure Solutions

2024 Compared to 2023

	Year Ended September 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$351,096	100.0%	$217,353	100.0%
Cost of services	245,743	70.0%	162,905	74.9%
Gross Profit	105,353	30.0%	54,448	25.1%
Selling, general and administrative expenses	37,394	10.7%	26,260	12.1%
Contingent consideration	678	0.2%	—	—%
Gain on sale of assets	(184)	(0.1)%	(1,029)	(0.5)%
Operating Income	67,465	19.2%	29,217	13.4%

Revenue. Revenues in our Infrastructure Solutions segment increased by $133.7 million, or 61.5% during the year ended September 30, 2024 compared to the year ended September 30, 2023. The increase in revenues was driven primarily by continued strong demand in our custom engineered solutions manufacturing businesses. We also acquired Greiner Industries, Inc. (“Greiner”) on April 1, 2024, which contributed $34.0 million in revenue in the year ended September 30, 2024.

Gross Profit. Our Infrastructure Solutions segment’s gross profit for the year ended September 30, 2024 increased by $50.9 million, or 93.5%, as compared to the year ended September 30, 2023, primarily resulting from higher volumes, improved pricing and operating efficiencies at our custom engineered solutions manufacturing facilities as well as the impact of investments to increase capacity we have made over the last several years. Gross profit as a percent of revenue increased to 30.0% for the year ended September 30, 2024 compared to 25.1% for the year ended September 30, 2023.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2024, increased $11.1 million, or 42.4%, compared to the year ended September 30, 2023, primarily as a result of increased employee compensation cost to support growth in the business, in part due to the acquisition of Greiner in April 2024, and increased incentive profit sharing resulting from higher earnings. Selling, general and administrative expenses as a percentage of revenue decreased from 12.1% for the year ended September 30, 2023, to 10.7% for the year ended September 30, 2024 as we benefited from the scale of our operations.

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

Gross Profit. Our Infrastructure Solutions segment’s gross profit for the year ended September 30, 2023, increased by $25.8 million,

or 89.9%, as compared to the year ended September 30, 2022. Gross profit for the year ended September 30, 2022 was negatively impacted by supply chain disruptions, COVID-19 related labor inefficiencies, and operating inefficiencies in connection with the relocation of our Tulsa, Oklahoma operation to a new, larger facility in order to accommodate increased demand for our generator enclosure products. Additionally, gross profit for the year ended September 30, 2023 was positively impacted by an increase in revenues from our generator enclosure business as discussed above, as well as improved operating margins in our custom engineered solutions business. Gross profit as a percent of revenue increased to 25.1% for the year ended September 30, 2023 compared to 17.2%
for the year ended September 30, 2022.

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

Commercial & Industrial

2024 Compared to 2023

	Year Ended September 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$367,948	100.0%	$279,594	100.0%
Cost of services	293,741	79.8%	248,295	88.8%
Gross Profit	74,207	20.2%	31,299	11.2%
Selling, general and administrative expenses	32,925	8.9%	25,225	9.0%
Gain on sale of assets	(114)	—%	(13,198)	(4.7)%
Operating Income (Loss)	41,396	11.3%	19,272	6.9%

Revenue. Revenues in our Commercial & Industrial segment increased $88.4 million, or 31.6%, during the year ended September 30, 2024, compared to the year ended September 30, 2023. The increase primarily relates to a large data center project.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2024 increased by $42.9 million, or 137.1%, as compared to the year ended September 30, 2023, and gross profit as a percentage of revenue increased from 11.2% for the year ended September 30, 2023 to 20.2% for the year ended September 30, 2024. Segment results in the year ended September 30, 2024 benefited from favorable project execution and additions to the original scope of work at favorable margins on the large data center project, improved project execution across the business, improving bid margins in certain markets, and a more selective bidding strategy implemented in the prior year.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2024 increased $7.7 million, or 30.5%, compared to the year ended September 30, 2023. The increase was driven primarily by increased employee compensation cost, including higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue was 9.0% and 8.9% in the years ended September 30, 2023 and 2024, respectively.

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

INTEREST AND OTHER EXPENSE, NET

	Year Ended September 30,
	2024	2023	2022
	(In thousands)
Interest expense	$1,051	$2,754	$2,771
Deferred financing charges	287	268	199
Total interest expense	1,338	3,022	2,970

Interest income	(4,042)	(564)	(10)
Other (income) expense, net	(1,086)	(1,230)	47
Total other (income) expense, net	(5,128)	(1,794)	37
Total interest and other (income) expense, net	(3,790)	1,228	3,007

During the year ended September 30, 2024, we incurred interest expense of $1.3 million primarily comprised of interest expense on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $144.5 million. The reduction in interest expense in the year ended September 30, 2024 compared to the year ended September 30, 2023 was a result of a decrease in average outstanding borrowings under our revolving credit facility, which had no outstanding balance during the year ended September 30, 2024. Total other income, net of $5.1 million in the year ended September 30, 2024 was primarily the result of interest income of $4.0 million and unrealized gains on investments in trading securities of $1.8 million.

During the year ended September 30, 2023, we incurred interest expense of $3.0 million primarily comprised of interest expense on an average outstanding balance of $26.9 million under our revolving credit facility and on our finance lease agreements, in addition to fees on an average letter of credit balance of $4.7 million under our revolving credit facility and an average unused line of credit balance of $117.8 million. Interest expense in the year ended September 30, 2023 remained relatively consistent compared to the year ended September 30, 2022 as a decrease in interest expense incurred on our revolving credit facility resulting from a lower average outstanding balance was offset by an increase in interest expense related to a higher volume of active finance leases. Total other income, net of $1.8 million in the year ended September 30, 2023 was primarily the result of gains on investments in equity securities of $1.0 million.

During the year ended September 30, 2022, we incurred interest expense of $3.0 million primarily comprised of interest expense on an average outstanding balance of $82.3 million under our revolving credit facility, in addition to fees on an average letter of credit balance of $4.5 million under our revolving credit facility and an average unused line of credit balance of $49.2 million.

PROVISION FOR INCOME TAXES

For the year ended September 30, 2024, we recorded income tax expense of $72.2 million, which reflects a higher pretax income than in the year ended September 30, 2023, partially offset by $5.5 million of non-cash tax benefits from the recognition of previously unrecognized tax benefits in fiscal 2024.

For the year ended September 30, 2023, we recorded income tax expense of $38.8 million, which reflects a higher pretax income than in the year ended September 30, 2022.

For the year ended September 30, 2022, we recorded income tax expense of $12.8 million, which reflects a $0.8 million benefit related to the recognition of previously unrecognized tax benefits.

WORKING CAPITAL

During the year ended September 30, 2024, working capital exclusive of cash increased by $53.4 million from September 30, 2023, reflecting a $175.4 million increase in current assets excluding cash partially offset by a $122.0 million increase in current liabilities during the period.

During the year ended September 30, 2024, our current assets exclusive of cash increased to $770.9 million, as compared to $595.5 million as of September 30, 2023. An increase in activity and the timing of billings at our Communications and Infrastructure Solutions businesses, along with trade receivables acquired as part of the Greiner acquisition, drove a $106.0 million increase in trade accounts receivable and a $12.9 million increase in retainage. While the rate of collections may vary, our typically secured position, resulting from our ability in general to secure liens against our customers’ overdue receivables, offers some protection that collection will occur eventually to the extent that our security retains value. Additionally, marketable securities increased by $35.0 million as a portion of our excess cash during the year ended September 30, 2024 was invested in trading securities, and costs and estimated earnings in excess of contract billings increased by $11.5 million primarily from contract assets acquired as part of the Greiner acquisition.

During the year ended September 30, 2024, our total current liabilities increased by $122.0 million to $522.6 million, compared to $400.6 million as of September 30, 2023, driven by a $55.2 million increase in contract billings in excess of costs and estimated earnings, which varies based on the timing of contract billings on projects on which revenue is recognized using the percentage of completion method, and a $66.8 million increase in accounts payable and accrued expenses primarily as a result of increased activity and the timing of payments across all of our operating segments, and an increase in income tax payable based on the timing of tax payments.

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

We believe the bonding capacity currently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of September 30, 2024, the estimated cost to complete our bonded projects was approximately $133.9 million.
LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we had cash and cash equivalents of $100.8 million and $143.4 million of availability under our revolving credit facility. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our revolving credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our revolving credit facility or raise funds in the capital markets, if needed.

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

As of September 30, 2024, we were in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

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

At September 30, 2024, our Liquidity was $244.2 million, our Excess Availability was $143.4 million (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 3.4:1.0.

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

At September 30, 2024, we had $4.8 million in outstanding letters of credit and no outstanding borrowings under our revolving credit facility.

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

Operating activities provided net cash of $234.4 million during the year ended September 30, 2024, as compared to $153.9 million of net cash provided in the year ended September 30, 2023. The increase in operating cash flow resulted primarily from increased earnings partially offset by an increase in cash used in working capital during the year ended September 30, 2024 compared to the year ended September 30, 2023

Operating activities provided net cash of $153.9 million during the year ended September 30, 2023, as compared to $16.3 million of net cash provided in the year ended September 30, 2022. The increase in operating cash flow resulted primarily from increased earnings and a reduction in cash used in working capital during the year ended September 30, 2023 compared to the year ended
September 30, 2022

Investing Activities

Net cash used in investing activities was $108.8 million for the year ended September 30, 2024, compared to $2.8 million of net cash provided by investing activities in the year ended September 30, 2023. During the year ended September 30, 2024, we completed the acquisition of Greiner for $67.0 million. We also had capital expenditures of $45.2 million as we acquired new facilities to increase the manufacturing capacity of our Infrastructure Solutions segment's operations, purchased new assets instead of entering into new lease agreements at our Residential and Communications segments, and made other capital expenditures to support the growth of our business. During the year ended September 30, 2023, the sale of assets, including the sale of STR, provided cash of $20.6 million, which was partially offset by capital expenditures of $17.7 million.

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
Financing Activities

Net cash used in financing activities was $100.5 million in the year ended September 30, 2024. Net cash used in financing activities for the year ended September 30, 2024 included $44.0 million used for the repurchase of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, $32.0 million paid to acquire the 20 percent noncontrolling interest in Bayonet Plumbing, Heating & Air-Conditioning, LLC, and distributions to noncontrolling interests of $16.2 million under operating agreements in connection with certain acquisitions.

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

CONTROLLING SHAREHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, "Tontine") is the Company's controlling stockholder, owning approximately 55 percent of the Company’s outstanding common stock based on a Form 4 filed by Tontine with the SEC on September 16, 2024 and the Company's shares outstanding as of November 18, 2024. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

The Company is a party to a sublease agreement with Tontine Associates, for corporate office space in Greenwich, Connecticut. In December 2022, the Company entered into an amendment of the sublease agreement, which was set to terminate on February 28, 2023, to extend the term of the agreement through August 31, 2024 and to increase the monthly payments from approximately $8 to approximately $9 effective March 1, 2023. On August 1, 2024, the Company entered into an amendment of the sublease agreement to extend the term of the agreement through September 30, 2025, effective September 1, 2024. Payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord.

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

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2024, $4.8 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2024, we did not have any such firm commitments to purchase materials outstanding.

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

Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, approximately 90.0% of our revenues are based on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). Approximately 10.0% of our revenues are earned from contracts where we are paid on a time and materials basis. Our most significant cost drivers are the cost of labor and materials. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year.
We complete most of our projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method. Revenues recognized on a percentage-of-completion basis, all of which are fixed price or cost plus arrangements, comprised approximately 55% of our total revenue for the year ended September 30, 2024. The percentage-of-completion method for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We generally do not incur significant costs related to obtaining contracts, or initial set-up or mobilization costs, prior to the start of a project. When significant pre‑contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed that management believes will be billed and collected within the next twelve months. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, completion of specified units or completion of the contract. Also included in this asset, from time to time, are claims and unapproved change orders, which include amounts that we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Variable consideration, including claims and unapproved change orders, is estimated at probability weighted value we expect to receive (or the most probable amount we expect to incur in the case of liquidated damages, if any), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages, if any). We do not recognize profits on construction costs incurred in connection with claims. Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred.

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

Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2024, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient taxable income to realize its $22.5 million of deferred tax assets. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
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
The tax years ended September 30, 2021 and forward are subject to federal audit as are prior tax years, to the extent of unutilized net operating losses generated in those years.

We anticipate that approximately $10.8 million in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominantly due to the expiration of the statutes of limitation for unrecognized tax benefits.
New Accounting Pronouncements. Recent accounting pronouncements are described in Note 2, “Summary of Significant Accounting Policies — New Accounting Pronouncements” in the notes to our Consolidated Financial Statements and at relevant sections in this discussion and analysis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are exposed to market price volatility as the fair value of our investments in marketable securities may fluctuate in response to changes in market value of such securities. We are also exposed to interest rate risk with respect to any debt obligations we may incur on our credit facility. For additional information see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

Investment Risk

We are exposed to market price volatility for our investments in marketable securities which are carried at fair value measured using market prices, with gains and losses included in Other (income) expense, net on our Consolidated Statements of Comprehensive Income. Changes in the market value of these investments could create volatility in our reported earnings from period to period, and a decline in value of our investments could have an adverse impact on our reported earnings. Changes in market value of investments measured at fair value resulted in an unrealized gain of $1.8 million in the year ended September 30, 2024. As of September 30, 2024, we had investments in marketable securities with a fair value of $35.0 million, and a 10% change in the market value of these investments would cause a $3.5 million impact to our pre-tax income.

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We had no borrowings outstanding under our revolving credit facility as of September 30, 2024.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IES Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IES Holdings, Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 22, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Revenue recognition for certain fixed-price construction contracts
Description of the Matter
As described in Notes 2 and 4 to the consolidated financial statements, the Company principally recognizes revenue on construction contracts over time using costs incurred as a percentage of estimated total costs at completion to determine the extent of progress toward satisfying performance obligations. The extent of progress is applied to the contract transaction price, which may include variable consideration associated with unapproved change orders, customer claims and incentives.

Revenue recognition under this method is subject to judgment as the determination of progress towards completion requires management to prepare estimates of the transaction price and total project costs to complete.

Auditing management’s estimates for certain projects structured under fixed-price arrangements, and which are larger in size and longer in duration, was complex and subjective, requiring considerable judgment to evaluate management’s determination of variable consideration, specifically as it related to the impact of reductions in scope and potential customer claims.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimating process, including controls over management’s review of significant inputs and judgments with respect to the measurement of variable consideration.

Our audit procedures included, among others, evaluating appropriate application of the Company’s revenue recognition method; testing significant assumptions used to develop the estimated transaction price; and testing the completeness and accuracy of the underlying data. To assess the reasonableness of management’s estimated transaction price, we performed audit procedures that included, among others, agreeing the estimate to supporting documentation; conducting interviews with project personnel; attending select project review meetings; and performing retrospective review.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
November 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IES Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited IES Holdings, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IES Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Greiner Industries, Inc., which is included in the 2024 consolidated financial statements of the Company and constituted 6% and 12% of total and net assets, respectively, as of September 30, 2024 and 1% of both revenues and net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Greiner Industries, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Houston, Texas
November 22, 2024

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Information)

	September 30,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,832	$75,770
Marketable securities	35,003	—
Accounts receivable:
Trade, net of allowance	469,833	363,836
Retainage	89,793	76,934
Inventories	101,728	95,655
Costs and estimated earnings in excess of billings	60,139	48,620
Prepaid expenses and other current assets	14,366	10,481
Total current assets	871,694	671,296
Property and equipment, net	134,197	63,410
Goodwill	93,960	92,395
Intangible assets, net	45,890	56,208
Deferred tax assets	22,458	20,383
Operating right of use assets	61,956	61,761
Other non-current assets	13,871	16,147
Total assets	$1,244,026	$981,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	363,582	296,797
Billings in excess of costs and estimated earnings	158,972	103,771
Total current liabilities	522,554	400,568
Long-term debt	—	—
Operating long-term lease liabilities	40,445	42,098
Other tax liabilities	16,677	22,047
Other non-current liabilities	12,241	16,951
Total liabilities	591,917	481,664
Noncontrolling interest	40,996	49,951
COMMITMENTS AND CONTINGENCIES (NOTE 18)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 19,971,670 and 20,194,218 outstanding, respectively	220	220
Treasury stock, at cost, 2,077,859 and 1,855,311 shares, respectively	(90,325)	(49,450)
Additional paid-in capital	203,458	203,431
Retained earnings	497,760	295,784
Total stockholders’ equity	611,113	449,985
Total liabilities and stockholders’ equity	$1,244,026	$981,600

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)

	Year Ended September 30,
	2024	2023	2022
Revenues	$2,884,358	$2,377,227	$2,166,808
Cost of services	2,187,768	1,932,688	1,847,878
Gross profit	696,590	444,539	318,930
Selling, general and administrative expenses	396,684	298,625	262,714
Contingent consideration	714	277	277
Gain on sale of assets	(1,684)	(14,139)	(69)
Operating income	300,876	159,776	56,008
Interest and other (income) expense:
Interest expense	1,338	3,022	2,970
Other (income) expense, net	(5,128)	(1,794)	37
Income from operations before income taxes	304,666	158,548	53,001
Provision for income taxes	72,165	38,761	12,815
Net income	232,501	119,787	40,186
Net income attributable to noncontrolling interest	(13,385)	(11,499)	(5,424)
Comprehensive income attributable to IES Holdings, Inc.	$219,116	$108,288	$34,762

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$10.02	$4.58	$1.45
Diluted	$9.89	$4.54	$1.44

Shares used in the computation of earnings per share:
Basic	20,160,143	20,196,850	20,667,745
Diluted	20,414,932	20,413,032	20,894,625

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2021	22,049,529	$220	(1,316,998)	$(29,300)	$201,899	$173,134	$345,953
Issuance of share-based compensation	—	—	157,167	3,638	(3,638)	—	—
Acquisition of treasury stock	—	—	(556,798)	(18,556)	—	—	(18,556)
Options exercised	—	—	9,000	218	(165)	—	53
Non-cash compensation	—	—	—	—	3,775	—	3,775
Increase in noncontrolling interest	—	—	—	—	—	(4,699)	(4,699)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	34,762	34,762
BALANCE, September 30, 2022	22,049,529	$220	(1,707,629)	$(44,000)	$201,871	$203,197	$361,288
Issuance of share-based compensation	—	—	105,755	2,764	(2,764)	—	—
Acquisition of treasury stock	—	—	(256,437)	(8,294)	10	—	(8,284)
Options exercised	—	—	3,000	80	(58)	—	22
Non-cash compensation	—	—	—	—	4,372	—	4,372
Increase in noncontrolling interest	—	—	—	—	—	(15,701)	(15,701)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	108,288	108,288
BALANCE, September 30, 2023	22,049,529	$220	(1,855,311)	$(49,450)	$203,431	$295,784	$449,985
Issuance of share-based compensation	—	—	104,600	3,062	(3,062)	—	—
Acquisition of treasury stock	—	—	(329,648)	(44,028)	—	—	(44,028)
Options exercised	—	—	2,500	91	(72)	—	19
Non-cash compensation	—	—	—	—	5,517	—	5,517
Change in IES Holdings, Inc.'s ownership interest in consolidated subsidiaries	—	—	—	—	(2,356)	—	(2,356)
Increase in noncontrolling interest	—	—	—	—	—	(17,140)	(17,140)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	219,116	219,116
BALANCE, September 30, 2024	22,049,529	$220	(2,077,859)	$(90,325)	$203,458	$497,760	$611,113

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,501	$119,787	$40,186
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (benefit)	1,481	(120)	3,141
Deferred financing cost amortization	287	268	199
Depreciation and amortization	37,103	29,407	25,468
Gain on sale of assets	(1,684)	(14,139)	(69)
Non-cash compensation expense	5,532	4,372	3,775
Deferred income tax expense (benefit) and other non-cash tax adjustments, net	(1,126)	5,185	(31)
Unrealized gain on trading securities	(1,789)	—	—
Changes in operating assets and liabilities
Marketable securities	(33,214)	—	—
Accounts receivable	(93,507)	2,917	(87,160)
Inventories	(3,522)	(1,142)	(27,760)
Costs and estimated earnings in excess of billings	(3,979)	3,456	(8,688)
Prepaid expenses and other current assets	(16,720)	(7,322)	(18,609)
Other non-current assets	174	2,067	(3,006)
Accounts payable and accrued expenses	57,894	(10,047)	67,128
Billings in excess of costs and estimated earnings	54,550	19,051	22,450
Other non-current liabilities	423	162	(762)
Net cash provided by operating activities	234,404	153,902	16,262
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,159)	(17,667)	(29,255)
Proceeds from sales of assets	3,694	20,602	219
Cash paid in conjunction with equity investments	(380)	(165)	(500)
Cash paid in conjunction with business combinations or dispositions, net of cash acquired	(67,002)	—	—
Net cash provided by (used in) investing activities	(108,847)	2,770	(29,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	2,896,346	2,381,562	1,924,469
Repayments of debt	(2,896,346)	(2,464,221)	(1,882,148)
Cash paid for finance leases	(4,257)	(3,338)	(1,801)
Purchase of noncontrolling interest	(32,000)	—	—
Settlement of contingent consideration liability	(4,074)	—	—
Distribution to noncontrolling interest	(16,155)	(11,491)	(7,000)
Purchase of treasury stock	(44,028)	(8,284)	(18,556)
Options exercised	19	22	53
Net cash provided by (used in) financing activities	(100,495)	(105,750)	15,017
NET INCREASE IN CASH AND CASH EQUIVALENTS	25,062	50,922	1,743
CASH, CASH EQUIVALENTS, beginning of period	75,770	24,848	23,105
CASH, CASH EQUIVALENTS, end of period	$100,832	$75,770	$24,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$536	$2,089	$3,068
Cash paid for income taxes, net	$61,614	$12,056	$3,953

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired in exchange for liabilities	$—	$4,712	$—
Contingent consideration liability assumed in conjunction with business combinations	$2,790	$—	$—
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

Marketable Securities

Marketable securities consist of highly liquid equity securities and debt securities with original maturities over three months. All of our marketable debt securities are classified as trading securities and mature after one year and before five years at September 30, 2024. Our marketable securities with readily determinable fair values are carried at fair value, with gains and losses included in Other (income) expense, net on our Consolidated Statements of Comprehensive Income.

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

Debt Issuance Costs
Debt issuance costs are included as a reduction of our debt outstanding, or alternately classified within other non-current assets if we have no borrowings drawn on our credit facility at the balance sheet date, and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $287, $268 and $199, respectively, for the years ended September 30, 2024, 2023 and 2022. Remaining unamortized capitalized debt issuance costs were $598 and $836 at September 30, 2024, and 2023, respectively.

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

We recognize revenue on project contracts over time using the percentage of completion method. Project contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements can result in change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover additional costs that have not been resolved through change orders with the customer. We recognize revenue from change orders or claims when recovery of such amounts is probable. The amount of revenue associated with unapproved change orders and claims was immaterial for the years ended September 30, 2024, 2023 and 2022. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in project contracts are typically due upon completion of the contracts and acceptance by the customer. Based on our experience, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

Certain divisions in our operating segments recognize revenue at the completion of the contract ("completed contract") under the right to invoice practical expedient because the duration of their contracts is short in nature. We recognize revenue on completed contracts when the project is complete and billable to the customer.

Accounts Receivable and Allowance for Credit Losses
We record accounts receivable for all amounts billed and not collected and amounts for which we have an unconditional right to bill our customers. Additionally, we provide an allowance for credit losses based on historical company-specific uncollectable accounts, as well as current and expected market conditions. From time to time, we establish additional allowance for credit losses for financial asset balances with specific customers where collectability has been determined to be improbable based on specific facts and circumstances. Such allowances are established as deemed necessary in the period such determination is made. As is common in our industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. Our allowance for credit losses at September 30, 2024 and 2023 was $1,818 and $1,649, respectively.

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

We evaluate valuation allowances established for deferred tax assets for which future realization is uncertain on a quarterly basis. In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. At September 30, 2024, we concluded, based upon the assessment of positive and negative evidence, that it is more likely than not that the Company will generate sufficient taxable income to realize net deferred tax assets of $22,458. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from these estimates, our results could be affected.

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

Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and a loan agreement. We believe that the carrying value of financial instruments approximates their fair value due to their short-term nature. The carrying value of our debt approximates fair value, as debt incurs interest at a variable rate.

Noncontrolling Interest
In connection with our acquisitions of Edmonson Electric, LLC (“Edmonson”) and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, and NEXT Electric, LLC (“NEXT”) in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third party sellers. The interests retained by those third party sellers are identified on our Consolidated Balance Sheets as noncontrolling interest, classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. The purchase price is variable, based on a multiple of earnings as defined in the operating agreements. Therefore, this noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interests were redeemable at the balance sheet date.
On June 28, 2024, we purchased the remaining 20 percent noncontrolling interest in Bayonet for $32,000. As we retained our controlling interest in Bayonet, the change in ownership interest was accounted for as an equity transaction. The difference between the balance of the noncontrolling interest at the date of redemption of the remaining interests and the consideration paid was recognized in Additional Paid-In Capital in the accompanying Consolidated Balance Sheets and was not reflected in earnings.
If all of the noncontrolling interests remaining outstanding at September 30, 2024 had been redeemable at that date, the redemption amount would have been $40,996.

The activity in redeemable noncontrolling interest is summarized in the table below.

	Year Ended September 30,
	2024	2023	2022
Balance at beginning of period	$49,951	$29,193	$24,594
Net income attributable to noncontrolling interests	13,385	11,499	5,424
Distributions to noncontrolling interests	(16,155)	(11,491)	(7,000)
Adjustments to record noncontrolling interests at redemption value	22,695	20,750	6,175
Adjustment to record noncontrolling interests at value of consideration paid to acquire ownership interest	3,120	—	—
Purchase of ownership interest from noncontrolling interests	(32,000)	—	—
Balance at end of period	$40,996	$49,951	$29,193

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

Accounting Standards Recently Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”).

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

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures over certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

3. CONTROLLING SHAREHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”) is the Company's controlling stockholder, owning approximately 55 percent of the Company’s outstanding common stock based on a Form 4 filed by Tontine with the SEC on September 16, 2024 and the Company's shares outstanding as of November 18, 2024. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

While Tontine is subject to certain restrictions under federal securities laws on sales of its shares as an affiliate, the Company has filed a resale shelf registration statement to register for resale a majority of the shares of IES common stock owned by Tontine. As long as the resale shelf registration statement remains effective and the Company remains eligible to use it, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings, as described in the resale shelf registration statement and in any prospectus supplement filed in connection with an offering pursuant to the resale shelf registration statement.

Should Tontine, or its underlying individual owners, sell or otherwise dispose of all or a significant portion of its position in IES, a change in ownership of IES could occur. A change of control would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties and our executive severance plan.

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

The Company is a party to a sublease agreement with Tontine Associates, for corporate office space in Greenwich, Connecticut. In December 2022, the Company entered into an amendment of the sublease agreement, which was set to terminate on February 28, 2023, to extend the term of the agreement through August 31, 2024 and to increase the monthly payments from approximately $8 to approximately $9 effective March 1, 2023. On August 1, 2024, the Company entered into an amendment of the sublease agreement to extend the term of the agreement through September 30, 2025, effective September 1, 2024. Payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord.

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

We recognize revenue over time for the majority of the services we perform, other than the Residential Single-family and Infrastructure Solutions Industrial Services businesses, as (i) control continuously transfers to the customer as work progresses at a project location controlled by the customer and (ii) we have the right to bill the customer as costs are incurred. Within our Infrastructure Solutions Custom Engineered Solutions business, we often perform work inside our own facilities, where control does not continuously transfer to the customer as work progresses. In such cases, we evaluate whether the work performed creates an asset with alternative use to the Company and whether we have the right to bill the customer as costs are incurred. Such assessment involves an evaluation of contractual termination clauses. Where we are creating an asset with no alternative use and we have a contractual right to payment for work performed to date, we recognize revenue over time. If we do not have such a right, we recognize revenue upon completion of the contract, when control of the work transfers to the customer.

For arrangements where we recognize revenue over time, we generally use the percentage of completion method of accounting under which revenue recognized is measured principally by the costs incurred and accrued to date for each contract as a percentage of the estimated total cost for each contract at completion. Contract costs include all direct material, labor and indirect costs related to contract performance. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments. Revenue for arrangements whose durations are short in nature is recognized when the project is complete and billable to the customer under the right to invoice practical expedient.

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

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. During the year ended September 30, 2024, we began to disaggregate the revenue from our Residential operating segment's single-family electrical and single-family plumbing & HVAC businesses, which was aggregated under our Residential single-family business in prior periods, to provide more detail about the major product lines significant to our Residential business. Our consolidated revenue for the years ended September 30, 2024, 2023 and 2022 was derived from the following activities. Prior period amounts have been reclassified to conform with the current period presentation, where applicable. See details in the following tables:

	Year Ended September 30,
	2024	2023	2022
Communications	$776,474	$600,776	$559,777
Residential
Single-family Electrical	732,334	717,386	660,602
Single-family Plumbing & HVAC	324,911	243,885	164,903
Multi-family and Other	331,595	318,233	305,909
Total Residential	1,388,840	1,279,504	1,131,414
Infrastructure Solutions
Industrial Services	53,291	46,091	65,686
Custom Engineered Solutions	297,805	171,262	101,427
Total Infrastructure Solutions	351,096	217,353	167,113
Commercial & Industrial	367,948	279,594	308,504
Total Revenue	$2,884,358	$2,377,227	$2,166,808

	Year Ended September 30, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$554,160	$1,388,840	$336,786	$316,365	$2,596,151
Time-and-material	222,314	—	14,310	51,583	288,207
Total revenue	$776,474	$1,388,840	$351,096	$367,948	$2,884,358

	Year Ended September 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$404,684	$1,279,504	$210,547	$241,159	$2,135,894
Time-and-material	196,092	—	6,806	38,435	241,333
Total revenue	$600,776	$1,279,504	$217,353	$279,594	$2,377,227

	Year Ended September 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$367,513	$1,131,414	$159,994	$282,522	$1,941,443
Time-and-material	192,264	—	7,119	25,982	225,365
Total revenue	$559,777	$1,131,414	$167,113	$308,504	$2,166,808

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of September 30, 2024, accounts receivable included $13,660 of unbilled receivables for which we have an unconditional right to bill.

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

During the years ended September 30, 2024 and 2023, we recognized revenue of $98,564 and $82,520 related to our contract liabilities at October 1, 2023 and 2022, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the years ended September 30, 2024, 2023 and 2022.
Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At September 30, 2024, we had remaining performance obligations of $1,175,695. The Company expects to recognize revenue on approximately $1,011,974 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the year ended September 30, 2024, net revenue recognized from our performance obligations satisfied in previous periods was not material.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years			Year Ended September 30,
				2024	2023
Land	N/A			$9,482	$4,181
Buildings and improvements	5	-	20	55,805	33,753
Machinery and equipment	3	-	10	117,774	65,787
Information systems	2	-	8	14,968	14,508
Furniture and fixtures	5	-	7	2,976	2,507
Construction in progress				6,578	1,367
Property and equipment, gross				$207,583	$122,103
Less-Accumulated depreciation				(73,386)	(58,693)
Property and equipment, net				$134,197	$63,410
Depreciation expense, including amortization of internal-use software, was $19,533, $12,121 and $10,073, respectively, for the years ended September 30, 2024, 2023 and 2022.

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

The following table reconciles the components of the basic and diluted earnings per share for the years ended September 30, 2024, 2023 and 2022:

	Year Ended September 30,
	2024	2023	2022
Numerator:
Net income attributable to IES Holdings, Inc.	$219,116	$108,288	$34,762
Increase in noncontrolling interest	(17,140)	(15,701)	(4,695)
Net income attributable to restricted shareholders of IES Holdings, Inc.	—	(11)	(21)
Net income attributable to common shareholders of IES Holdings, Inc.	$201,976	$92,576	$30,046

Denominator:
Weighted average common shares outstanding — basic	20,160,143	20,196,850	20,667,745
Effect of dilutive stock options and non-vested securities	254,789	216,182	226,880
Weighted average common and common equivalent shares outstanding — diluted	20,414,932	20,413,032	20,894,625

Earnings per share attributable to common shareholders of IES Holdings, Inc.:
Basic	$10.02	$4.58	$1.45
Diluted	$9.89	$4.54	$1.44

For the years ended September 30, 2024, 2023 and 2022, the average price of our common stock exceeded the exercise price of outstanding stock options; therefore, all of our outstanding stock options were included in the computation of diluted earnings per share. For the years ended September 30, 2024, 2023 and 2022, there were no other unvested performance awards excluded from the calculation of diluted earnings per share because the inclusion of such instruments would have been anti-dilutive.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consist of the following:

	September 30,
	2024	2023
Accounts payable, trade	$149,381	$138,591
Accrued compensation and benefits	116,465	90,667
Accrued insurance liabilities	11,158	7,726
Current operating lease liabilities	21,981	19,496
Income taxes payable	22,778	10,414
Other accrued expenses	41,819	29,903
	$363,582	$296,797
8.  DEBT

We had no outstanding borrowings as of September 30, 2024 or 2023. At September 30, 2024, we had $4,756 in outstanding letters of credit and $143,381 of availability under our revolving credit facility. Any amounts outstanding under our revolving credit facility are due and payable in September 2026, upon expiration of our revolving credit facility, and all amounts described as available are available without triggering our financial covenants under the Amended Credit Agreement (as defined below).

The interest rate under our revolving credit facility was 6.33% at September 30, 2024. For the years ended September 30, 2024, 2023 and 2022, we incurred interest expense of $1,338, $3,022 and $2,970, respectively.

The Revolving Credit Facility

On April 28, 2022 we entered into the Third Amended and Restated Credit and Security Agreement (the "Amended Credit Agreement"), which, among other things, increased the maximum borrowing amount under our revolving credit facility from $125,000 to $150,000. The Amended Credit Agreement also removed the aggregate cap on Company investments in certain securities and the cap on the Company’s ability to make stock repurchases, in each case subject to the satisfaction of certain liquidity requirements. The Amended Credit Agreement, which matures on September 30, 2026, contains customary affirmative, negative and financial covenants. As of September 30, 2024, the Company was in compliance with the financial covenants under the Amended Credit Agreement, requiring that we maintain:

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

At September 30, 2024, our Liquidity was $244,213, our Excess Availability was $143,381 (or greater than 50% of minimum Liquidity), and our Fixed Charge Coverage Ratio was 3.4:1.0.

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

Current operating lease liabilities were $21,981 and $19,496, respectively, as of September 30, 2024 and 2023, and current finance lease liabilities were $4,563 and $4,301, respectively, as of September 30, 2024 and 2023. Current operating and finance lease liabilities were included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets as of September 30, 2024 and 2023. Non-current finance lease liabilities and finance lease right-of-use assets were included in the "Other non-current liabilities" and "Other non-current assets", respectively, in the Consolidated Balance Sheets.

The maturities of our lease liabilities as of September 30, 2024, are as follows:

	Operating Leases	Finance Leases	Total
2025	$22,487	$4,701	$27,188
2026	18,512	3,916	22,428
2027	13,526	2,148	15,674
2028	7,848	379	8,227
2029	3,591	46	3,637
Thereafter	3,467	—	3,467
Total undiscounted lease payments	$69,431	$11,190	$80,621
Less: imputed interest	7,005	896	7,901
Present value of lease liabilities	$62,426	$10,294	$72,720
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of September 30, 2024, is $8,542.

Lease cost recognized in our Consolidated Statements of Comprehensive Income is summarized as follows:

	Year Ended September 30,
	2024	2023	2022
Operating lease cost	$21,933	$18,501	$16,000
Finance lease cost
Amortization of lease assets	4,370	3,603	1,729
Interest on lease liabilities	553	746	269
Finance lease cost	4,923	4,349	1,998
Short-term lease cost	1,558	1,883	2,426
Variable lease cost	4,518	2,805	1,900
Total lease cost	$32,932	$27,538	$22,324

Other information about lease amounts recognized in our Consolidated Financial Statements is summarized as follows:

	Year Ended September 30,
	2024	2023	2022
Operating cash flows used for operating leases	$24,381	$22,022	$20,799
Operating cash flows used for finance leases	553	746	269
Right-of-use assets obtained in exchange for new operating lease liabilities	21,795	27,491	31,422
Right-of-use assets obtained in exchange for new finance lease liabilities	1,678	5,973	7,950

	Year Ended September 30,
	2024	2023
Weighted-average remaining lease term - operating leases	3.8 years	4.5 years
Weighted-average remaining lease term - finance leases	2.7 years	3.4 years
Weighted-average discount rate - operating leases	5.5%	5.1%
Weighted-average discount rate - finance leases	6.2%	6.0%

For a discussion of leases with certain related parties which are included above, see Note 13, “Related-Party Transactions.”

Rent expense was $23,491, $20,384 and $18,426 for the years ended September 30, 2024, 2023 and 2022, respectively.

10.  INCOME TAXES

Federal and state income tax provisions are as follows:

	Year Ended September 30,
	2024	2023	2022
Federal:
Current	$53,318	$27,205	$9,401
Deferred	2,672	4,300	3
State:
Current	14,603	6,370	3,445
Deferred	1,572	886	(34)
Total provision for income taxes	$72,165	$38,761	$12,815
Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate to income (loss) before income taxes as follows:

	Year Ended September 30,
	2024	2023	2022
Provision at the federal statutory rate	$63,980	$33,295	$11,130
Increase resulting from:
Non-deductible expenses	4,285	2,017	1,610
State income taxes, net of federal deduction	11,952	6,338	2,114
Contingent tax liabilities	—	396	—
Change in valuation allowance	138	—	283
Other	743	—	427
Decrease resulting from:
Share-based compensation	(601)	(332)	(665)
Noncontrolling interest	(2,811)	(2,415)	(1,139)
Change in valuation allowance	—	(52)	—
Contingent tax liabilities	(5,521)	—	(133)
Component 2 goodwill utilization	—	—	(812)
Other	—	(486)	—
Total provision for income taxes	$72,165	$38,761	$12,815

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	September 30,
	2024	2023
Deferred income tax assets:
Allowance for credit losses	$371	$349
Accrued expenses	19,415	18,167
Net operating loss carryforward	2,701	4,224
Various reserves	2,073	1,718
Intangible assets	390	—
Partnerships	7,200	7,539
Share-based compensation	1,364	1,298
Lease asset	15,630	14,207
Other	1,068	1,057
Subtotal	50,212	48,559
Less valuation allowance	961	823
Total deferred income tax assets	49,251	47,736
Deferred income tax liabilities:
Property and equipment	10,319	2,231
Intangible assets	—	9,984
Lease liability	15,475	14,102
Other	999	1,036
Total deferred income tax liabilities	26,793	27,353
Net deferred income tax assets	$22,458	$20,383

In fiscal 2024 and 2023, the valuation allowance on our deferred tax assets increased by $138 and decreased by $52, respectively, which is included in “Provision for income taxes” in our Consolidated Statements of Comprehensive Income.

As of September 30, 2024, we had available approximately $4,493 of federal net tax operating loss carry forward for federal income tax purposes. This carry forward, which may provide future tax benefits, is subject to an annual limitation of $709 under Section 382 of the Internal Revenue Code and will begin to expire in 2029. As of September 30, 2024, we had available approximately $40,085 state net tax operating loss carry forwards, including $1,665 from net operating losses on which no tax benefit has been recognized and has not been recorded as a deferred tax asset. The significant majority of these carry forwards, which may provide future tax benefits, will not begin to expire until 2026. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2024, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. As a result, we have recorded a net deferred tax asset of $22,458 on our Consolidated Balance Sheets. We will continue to evaluate the appropriateness of our remaining deferred tax assets and need for valuation allowances on a quarterly basis.

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

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	Year Ended September 30,
	2024	2023
Balance at beginning of period	$22,347	$21,746
Additions for positions of prior years	1,655	819
Reduction resulting from the lapse of the applicable statutes of limitations	(7,121)	(218)
Balance at end of period	$16,881	$22,347

As of September 30, 2024 and 2023, $16,881 and $22,347, respectively, of unrecognized tax benefits would result in a decrease in the provision for income tax expense. We anticipate that approximately $10,792 in liabilities for unrecognized tax benefits, including accrued interest, primarily from net operating losses on which no tax benefit has been recognized, may be reversed in the next twelve months. The reversal is predominantly due to the expiration of the statutes of limitation for unrecognized tax benefits.

We had approximately $1,452 and $697 accrued for the payment of interest and penalties at September 30, 2024 and 2023, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

The tax years ended September 30, 2021, and forward are subject to federal audit as are tax years prior to September 30, 2021, to the extent of unutilized net operating losses generated in those years. The tax years ended September 30, 2020, and forward are subject to state audits as are tax years prior to September 30, 2020, to the extent of unutilized net operating losses generated in those years.

11. OPERATING SEGMENTS

We manage and measure performance of our business in four distinct operating segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial. These segments are reflective of how the Company’s CODM reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer.

Transactions between segments, if any, are eliminated in consolidation. Our corporate office provides general and administrative services, as well as support services, to our four operating segments. Management allocates certain shared costs among segments for selling, general and administrative expenses and depreciation expense.

Segment information for the years ended September 30, 2024, 2023 and 2022 is as follows:

	Year Ended September 30, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$776,474	$1,388,840	$351,096	$367,948	$—	$2,884,358
Cost of services	623,844	1,024,440	245,743	293,741	—	2,187,768
Gross profit	152,630	364,400	105,353	74,207	—	696,590
Selling, general and administrative	65,752	228,371	37,394	32,925	32,242	396,684
Contingent consideration	—	36	678	—	—	714
Gain on sale of assets	(18)	(1,354)	(184)	(114)	(14)	(1,684)
Income (loss) from operations	$86,896	$137,347	$67,465	$41,396	$(32,228)	$300,876
Other data:
Depreciation and amortization expense	$3,627	$20,752	$9,783	$2,028	$913	$37,103
Capital expenditures	$13,493	$15,620	$8,916	$5,205	$1,925	$45,159
Total assets	$285,478	$395,682	$288,765	$89,023	$185,078	$1,244,026

	Year Ended September 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$600,776	$1,279,504	$217,353	$279,594	$—	$2,377,227
Cost of services	494,964	1,026,524	162,905	248,295	—	1,932,688
Gross profit	105,812	252,980	54,448	31,299	—	444,539
Selling, general and administrative	54,344	169,737	26,260	25,225	23,059	298,625
Contingent consideration	—	277	—	—	—	277
Loss (gain) on sale of assets	12	69	(1,029)	(13,198)	7	(14,139)
Income (loss) from operations	$51,456	$82,897	$29,217	$19,272	$(23,066)	$159,776
Other data:
Depreciation and amortization expense	$2,215	$19,281	$5,198	$1,640	$1,073	$29,407
Capital expenditures	$2,203	$9,114	$2,767	$2,525	$1,058	$17,667
Total assets	$205,924	$386,829	$180,871	$87,677	$120,299	$981,600

	Year Ended September 30, 2022
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$559,777	$1,131,414	$167,113	$308,504	$—	$2,166,808
Cost of services	490,959	928,161	138,444	290,314	—	1,847,878
Gross profit	68,818	203,253	28,669	18,190	—	318,930
Selling, general and administrative	46,717	144,100	25,129	30,557	16,211	262,714
Contingent consideration	—	277	—	—	—	277
Loss (gain) on sale of assets	12	20	(46)	(55)	—	(69)
Income (loss) from operations	$22,089	$58,856	$3,586	$(12,312)	$(16,211)	$56,008
Other data:
Depreciation and amortization expense	$1,550	$15,617	$5,575	$2,561	$165	$25,468
Capital expenditures	$2,004	$10,054	$14,729	$1,890	$578	$29,255
Total assets	$210,875	$394,757	$161,828	$114,529	$52,720	$934,709
12. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 581,169 shares were available for issuance at September 30, 2024.

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

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program for the purchase from time to time of up to 1.5 million shares of the Company’s common stock, and in 2019, our Board authorized the repurchase from time to time of an additional 1.0 million shares of the Company's common stock under the stock repurchase program. In December 2022, our Board of Directors terminated our previous stock repurchase program and authorized a new $40,000 stock repurchase program. On July 31, 2024, the Board authorized a new $200,000 stock repurchase program after the $40,000 stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice.

We repurchased 289,284 and 224,013 shares of our common stock in open market transactions at an average price of $136.34 and $31.06 per share during the years ended September 30, 2024 and 2023, respectively.

Treasury Stock

During the year ended September 30, 2024, we issued 104,600 shares of treasury stock to employees and repurchased 40,308 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 289,284 shares of common stock on the open market pursuant to our stock repurchase program. During the year ended September 30, 2024, we issued 2,500 shares of treasury stock to satisfy the exercise of outstanding options, of which 56 shares were repurchased to pay the exercise price of options. We had no outstanding unexercised stock options remaining as of September 30, 2024.

During the year ended September 30, 2023, we issued 105,755 shares of treasury stock to employees and repurchased 32,158 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 224,013 shares of common stock on the open market pursuant to our stock repurchase program, and 266 shares of restricted stock awards were forfeited by former employees and returned to treasury stock. During the year ended September 30, 2023, we issued 3,000 unrestricted shares to satisfy the exercise of outstanding options.

Restricted Stock

We did not have any unvested restricted stock awards outstanding or related activity during the year ended September 30, 2024. A summary of restricted stock awards for the years ended September 30, 2023 and 2022 is provided in the table below:

	Year Ended September 30,
	2023	2022
Unvested at beginning of year	13,639	16,757
Granted	—	—
Vested	(13,373)	(3,118)
Forfeited	(266)	—
Unvested at end of year	—	13,639

The fair value of shares vesting during the years ended September 30, 2023 and 2022 was $461 and $150, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting.

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

The vesting of these awards is subject to either the achievement of specified levels of cumulative net income before taxes (a performance condition) or specified stock price levels (a market condition) and continued performance of services, or based on continued performance of services through the vesting date alone. For stock awards where vesting depends on achievement of a performance condition, we record expense when we conclude it is probable that the performance condition will be met. At September 30, 2024, it is deemed probable that the portion of the awards that vest based on performance conditions will vest.

A summary of Employee PSU activity for the year ended September 30, 2024, which are subject to the achievement of certain performance metrics, is provided in the table below:

Unvested at September 30, 2023	325,813
Granted	86,563
Vested	(99,579)
Forfeited	(12,496)
Unvested at September 30, 2024	300,301

A summary of the compensation expense related to our stock awards recognized during the years ended September 30, 2024, 2023 and 2022 is provided in the table below:

	Year Ended September 30,
	2024	2023	2022
Restricted stock awards	$—	$23	$137
Director PSUs	$495	$386	$386
Employee PSUs	$5,037	$3,963	$3,251
13. RELATED-PARTY TRANSACTIONS

The Company is a party to a sublease agreement with Tontine Associates, for corporate office space in Greenwich, Connecticut. In December 2022, the Company entered into an amendment of the sublease agreement, which was set to terminate on February 28, 2023, to extend the term of the agreement through August 31, 2024 and to increase the monthly payments from approximately $8 to approximately $9 effective March 1, 2023. On August 1, 2024, the Company entered into an amendment of the sublease agreement to extend the term of the agreement through September 30, 2025, effective September 1, 2024. Payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord. See Note 3, “Controlling Shareholder” for additional information regarding Tontine.

14. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. We recognized $6,163, $5,309, and $4,494 in matching expenses in fiscal years 2024, 2023 and 2022, respectively.

Executive Savings Plan

Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a plan year. The Human Resources and Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose. No compensation earned during the years ended September 30, 2024, 2023 and 2022 was deferred under this plan.

Multiemployer Pension Plan

The Infrastructure Solutions segment participates in a multiemployer direct benefit pension plan for employees covered under one of our collective bargaining agreements. We do not administer the plan. We do not significantly participate in this plan. As of December 31, 2023, this plan was funded at 92.57%.
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

At September 30, 2024, financial assets and liabilities measured at fair value on a recurring basis were limited to investments in equity securities and debt securities classified as trading securities, our Executive Savings Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2024 and 2023, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	September 30, 2024
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Equity securities	$31,639	$31,639	$—
Debt securities classified as trading securities	3,364	3,364	—
Executive savings plan assets	986	986	—
Executive savings plan liabilities	(852)	(852)	—
Contingent consideration liability	(3,468)	—	(3,468)
Total	$31,669	$35,137	$(3,468)

	September 30, 2023
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Executive savings plan assets	$783	$783	$—
Executive savings plan liabilities	(657)	(657)	—
Contingent consideration liability	(4,465)	—	(4,465)
Total	$(4,339)	$126	$(4,465)

Investments in equity securities and debt securities, all of which are classified as trading securities and mature after one year and before five years at September 30, 2024, were included in “Marketable securities” in our Consolidated Balance Sheets. Gains and losses to measure our investments in equity and debt securities at fair value were included in Other (income) expense, net in our Consolidated Statements of Comprehensive Income. Our unrealized net gains (losses), which are calculated as total net gains (losses) recognized during the period less net gains (losses) recognized on securities sold during the period, were as follows:

	Year Ended September 30,
	2024	2023	2022
Unrealized gain on equity securities	$1,492	$—	$—
Unrealized gain on debt securities	297	—	—
Total unrealized gain on trading securities	$1,789	$—	$—

On April 1, 2024, we entered into a contingent consideration arrangement valued at $2,790 in connection with the acquisition of Greiner Industries, Inc. For more information, refer to Note 19, “Business Combinations and Divestitures.” The contingent consideration obligation related to Bayonet, which was acquired in fiscal year 2021, was settled in cash for $4,500 in December 2023. Net adjustments to fair value of such liabilities were included in Contingent consideration in our Consolidated Statements of Comprehensive Income. The table below presents the fair value of this obligation, which used significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair value at September 30, 2022	$(4,323)
Net adjustments to fair value	(142)
Fair value at September 30, 2023	$(4,465)
Acquisitions	(2,790)
Net adjustments to fair value	(713)
Settlements	4,500
Fair value at September 30, 2024	$(3,468)

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
16. INVENTORY

Inventories consist of the following components:

	September 30,
	2024	2023
Raw materials	$14,078	$14,334
Work in process	12,494	12,939
Finished goods	4,389	3,399
Parts and supplies	70,767	64,983
Total inventories	$101,728	$95,655
17. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment during the year ended September 30, 2024. The carrying value of goodwill was unchanged during the year ended September 30, 2023.

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Balance at September 30, 2023	2,816	51,370	38,209	—	92,395
Acquisitions (Note 19)	—	—	1,565	—	1,565
Balance at September 30, 2024	$2,816	$51,370	$39,774	$—	$93,960

Based on the results of our annual goodwill impairment assessment at September 30, 2024, we concluded the fair value of each of our reporting units exceeded its book value, and therefore we recorded no impairment charges for the year ended September 30, 2024.

As of September 30, 2024 and 2023, we had accumulated impairment losses of $6,976 related to our Commercial & Industrial segment.

Intangible Assets

Intangible assets consist of the following:

				September 30, 2024
	Estimated Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$13,821	$(6,964)	$6,857
Technical library	20			400	(221)	179
Customer relationships	1	-	15	92,796	(54,478)	38,318
Backlog and construction contracts	1	-	2	750	(214)	536
Total				$107,767	$(61,877)	$45,890

				September 30, 2023
	Estimated Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$14,621	$(6,973)	$7,648
Technical library	20			400	(201)	199
Customer relationships	6	-	15	91,426	(43,065)	48,361
Non-competition arrangements	5			40	(40)	—
Backlog and construction contracts	1			4,958	(4,958)	—
Total				$111,445	$(55,237)	$56,208

For the years ended September 30, 2024, 2023 and 2022, amortization expense of intangible assets was $13,200, $13,684 and $13,666, respectively. Our estimated future amortization expense for years ending September 30 is as follows:

Year Ending September 30,
2025	$13,284
2026	11,942
2027	8,466
2028	5,491
2029	2,823
Thereafter	3,884
Total	$45,890

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

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2024 and 2023, we had $11,158 and $7,726, respectively, accrued for self-insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. Because these accruals are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2024 and 2023, we utilized $4,756 and $4,166, respectively, of our outstanding letters of credit to collateralize our insurance program.

Surety

As of September 30, 2024, the estimated cost to complete our bonded projects was approximately $133,863. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2024, we did not have any such firm commitments to purchase materials.

19. BUSINESS COMBINATIONS AND DIVESTITURES

Business combinations

On April 1, 2024, the Company acquired 100% of the equity interests of Greiner Industries, Inc. ("Greiner"), a Mount Joy, Pennsylvania-based structural steel fabrication and services company for an aggregate total purchase price of $70,334. Greiner is part of our Infrastructure Solutions segment and continues to operate under the Greiner name. The acquisition of Greiner expands our geographic footprint, adds custom structural steel fabrication to our product offerings, and provides additional capacity for our existing custom engineered product offerings. In addition to cash consideration, net of cash acquired, of $67,544, the aggregate purchase price also includes contingent consideration of up to $5,000 upon achievement of certain future earnings targets, which was valued at $2,790 as of the date of the acquisition. The fair value of the total consideration for this transaction remains subject to post-closing adjustments as of the date of this Annual Report on Form 10-K.

The Company accounted for the transaction under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The total purchase price, and the allocation thereof to the assets acquired and liabilities assumed, is preliminary and subject to change pending the finalization of post-closing working capital adjustments. The preliminary valuation of the assets acquired and liabilities assumed is as follows:

Trade receivables	$13,971
Other current assets	10,115
Property and equipment	48,209
Intangible assets	2,900
Goodwill	1,565
Current liabilities	(6,426)
Net assets acquired	$70,334

In connection with this acquisition, we acquired goodwill of $1,565, all of which is tax deductible, attributable to an assembled workforce and other intangibles that do not qualify for separate recognition. The intangible assets acquired primarily consisted of customer relationships, backlog and trade name with a total weighted-average amortization period of 3.5 years.

Greiner contributed $34,038 in revenue and $2,489 in operating income during the year ended September 30, 2024.

We completed no acquisitions in fiscal years 2023 and 2022.

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

20. SUBSEQUENT EVENTS

On October 4, 2024, we entered into a funding commitment to join a consortium led by Mason Capital Management LLC to acquire the CB&I storage solutions business, a designer and builder of storage facilities, tanks and terminals for energy and industrial markets, from McDermott International, Ltd. Upon close of the transaction, which we expect to occur by the end of calendar year 2024, we expect to make a cash payment of approximately $45 million, subject to customary closing adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on this assessment, our management determined that our disclosure controls and procedures were effective as of September 30, 2024.

In conducting management’s evaluation of the effectiveness of the Company’s internal controls over financial reporting, we have excluded Greiner Industries, Inc. because it was acquired during the year ended September 30, 2024. Greiner's operations accounted for 6% and 12% of our total and net assets, respectively, at September 30, 2024, and 1% of both our consolidated revenues and our net income for the year then ended.

Ernst & Young LLP (PCAOB No. 42), an independent registered public accounting firm that has audited the Company’s financial statements as of and for the three-year period ended September 30, 2024, has issued a report on their audit of management’s internal control over financial reporting, which is included herein.
Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's Insider Trading Policy. During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be included in Item 10 of Part III of this Annual Report on Form 10-K is incorporated by reference from the section entitled "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the sections entitled “Security Ownership of Certain Beneficial Owners and Management,” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than January 28, 2025.

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
Securities Authorized for Issuance Under Equity Plans

The following table provides information as of September 30, 2024 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 12, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	300,301	$—	581,169	(1)
Equity compensation plans not approved by security holders (2)	—	$—	—
(1) Represents shares available for issuance under the Company's 2006 Equity Incentive Plan, as amended and restated effective February 9, 2016 (the "Amended Plan"). This plan provides for the granting or awarding of stock options, stock, restricted stock and other forms of equity to employees (including officers), consultants and directors of the Company. This includes 300,301 shares that may be issued pursuant to outstanding performance based phantom stock units ("PPSUs") based on achievement of performance metrics, where applicable, and otherwise assuming the target award is met.
(2) Represents shares issuable upon exercise of outstanding options granted under the Company’s 2006 Equity Incentive Plan (as amended and restated as of October 2007), which was in place prior to the Amended Plan. As of September 30, 2024, there were no outstanding options remaining to be exercised.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)    Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

1.Financial Statements: See Index to Financial Statements under Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
2.Financial Schedules: Schedules are omitted because they are not required, not significant, not applicable or the information is shown in the Consolidated Financial Statements.

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

4.4 —	Description of Registrant's Securities (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 10-K filed on December 7, 2023).
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

10.7—
Amendment No. 1 to Third Amended Restated Credit and Security Agreement, dated April 28, 2022 by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein, Wells Fargo Bank, National Association, as Administrative Agent, and Fifth Third Bank, National Association (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed December 6, 2022)

10.8 —
Sublease Agreement between Tontine Associates, L.L.C. and IES Shared Services, Inc., dated March 29, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2012)

10.9 —
First Amendment between Tontine Associates, L.L.C., IES Shared Services, Inc. and IES Management ROO, LP, dated as of March 31, 2016, to Sublease Agreement between Tontine Associates, L.L.C., and IES Shared Services, Inc., dated March 29, 2012. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

(1)10.10 —
Fifth Amendment, dated as of August 1, 2024, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016, May 1, 2019, November 5, 2019 and December 15, 2022, between Tontine Associates, L.L.C. and IES Management ROO, LP.

10.11 —
Board Observer Letter Agreement between Tontine Associates, L.L.C. and IES Holdings, Inc., dated December 6, 2018 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed December 7, 2018)

*10.12 —	Term Life Insurance Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)
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

*10.15 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed December 28, 2015)

*10.16 —
Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.17 —
Form of Stock Option Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.18 —
Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.19 —	Amended and Restated 2009 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed December 15, 2008)
*10.20 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

*10.21 —
IES Holdings, Inc. Second Amended and Restated Executive Officer Severance Benefit Plan, effective April 29, 2021 (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed April 30, 2021)

*10.22 —
Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016), dated February 6, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.23 —	IES Holdings, Inc. Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March, 5, 2019)
*10.24 —	IES Holdings, Inc. Long-Term Incentive Plan Annual Grant Program (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March, 5, 2019)
*10.25 —
Form of IES Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2020)

*10.26 —
Form of IES Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan Phantom Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2020)

*10.27 —
Form of Cumulative Income Restricted Stock Award Agreement under the Company’s 2006 Equity Incentive Plan (as of February 9, 2016), dated March 4, 2019 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.28 —	Long-Term Incentive Plan Annual Grant Program (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 6, 2019)
*10.29 —
Compensation Letter between IES Holdings, Inc. and Mr. Jeffrey L. Gendell as Chief Executive Officer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 5, 2020)

*10.30 —
Phantom Stock Unit Award Agreement dated as of December 3, 2021, by and between the Company and Matthew Simmes (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2021).

*10.31 —
Phantom Stock Unit Award Agreement dated as of December 1, 2021, by and between the Company and Jeffrey Gendell (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 3, 2021).

*10.32 —
Form of Time-Based Phantom Stock Unit under the Company's Amended and Restated 2006 Equity Incentive Plan, as amended and restated effective February 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2023).

(1)19.1 —	Insider Trading Policy
(1)21.1 —	Subsidiaries of the Registrant
(1)23.1 —	Consent of Ernst & Young LLP
(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Gendell, Chief Executive Officer
(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Chief Financial Officer
(2)32.1 —	Section 1350 Certification of Jeffrey L. Gendell, Chief Executive Officer
(2)32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Chief Financial Officer
(1)97.1 —	IES Holdings, Inc. Incentive Award Recoupment Policy
(1)101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(1)101.SCH	Inline XBRL Schema Document
(1)101.LAB	Inline XBRL Label Linkbase Document
(1)101.PRE	Inline XBRL Presentation Linkbase Document
(1)101.DEF	Inline XBRL Definition Linkbase Document
(1)101.CAL	Inline XBRL Calculation Linkbase Document
104 —	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Management contracts or compensatory plans or arrangement.
(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2024.

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

Signature	Title	Date

/s/ Jeffrey L. Gendell	Chief Executive Officer and Chairman of the Board	November 22, 2024
Jeffrey L. Gendell	(Principal Executive Officer)

/s/ Tracy A. McLauchlin	Senior Vice President, Chief Financial Officer and Treasurer	November 22, 2024
Tracy A. McLauchlin	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Todd M. Cleveland	Director	November 22, 2024
Todd M. Cleveland

/s/ David B. Gendell	Director	November 22, 2024
David B. Gendell

/s/ Joe D. Koshkin	Director	November 22, 2024
Joe D. Koshkin

/s/ Jennifer A. Baldock	Director	November 22, 2024
Jennifer A. Baldock

/s/ John L. Fouts	Director	November 22, 2024
John L. Fouts