Form 10-Q
period 2024-12-31
IES Holdings, Inc.
filed 2025-02-04
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On January 31, 2025, there were 20,006,630 shares of common stock outstanding.

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

•changes in general economic conditions, including supply chain constraints, high rates of inflation, tariffs, changes in consumer sentiment, elevated interest rates, and market disruptions resulting from a number of factors, including geo-political events such as the Ukraine-Russia war, the conflict in the Middle East, and trade tensions between the U.S. and China;

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

•an increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require collateral at their discretion;

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

•interruptions to our information systems and cybersecurity or data breaches;

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

•difficulty in fulfilling the covenant terms of our revolving credit facility, which could result in a default and acceleration of any indebtedness under such revolving credit facility;

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

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	December 31,	September 30,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,073	$100,832
Marketable securities	52,967	35,003
Accounts receivable:
Trade, net of allowance of $1,970 and $1,818, respectively	459,006	469,833
Retainage	89,071	89,793
Inventories	104,312	101,728
Costs and estimated earnings in excess of billings	59,630	60,139
Prepaid expenses and other current assets	19,886	14,366
Total current assets	843,945	871,694
Property and equipment, net	138,346	134,197
Goodwill	93,960	93,960
Intangible assets, net	42,386	45,890
Investments	44,900	—
Deferred tax assets	23,049	22,458
Operating right of use assets	63,553	61,956
Other non-current assets	14,870	13,871
Total assets	$1,265,009	$1,244,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	332,585	363,582
Billings in excess of costs and estimated earnings	170,393	158,972
Total current liabilities	502,978	522,554
Long-term debt	—	—
Operating long-term lease liabilities	41,059	40,445
Other tax liabilities	17,063	16,677
Other non-current liabilities	11,532	12,241
Total liabilities	572,632	591,917
Noncontrolling interest	39,938	40,996
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 20,006,630 and 19,971,670 outstanding, respectively	220	220
Treasury stock, at cost, 2,042,899 and 2,077,859 shares, respectively	(101,838)	(90,325)
Additional paid-in capital	201,138	203,458
Retained earnings	552,919	497,760
Total stockholders’ equity	652,439	611,113
Total liabilities and stockholders’ equity	$1,265,009	$1,244,026
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Revenues	$749,547	$634,444
Cost of services	571,520	490,640
Gross profit	178,027	143,804
Selling, general and administrative expenses	103,039	85,850
Contingent consideration	339	35
Loss (gain) on sale of assets	30	(71)
Operating income	74,619	57,990
Interest and other (income) expense:
Interest expense	518	397
Other income, net	(3,563)	(1,393)
Income from operations before income taxes	77,664	58,986
Provision for income taxes	19,983	15,398
Net income	57,681	43,588
Net income attributable to noncontrolling interest	(1,378)	(2,632)
Comprehensive income attributable to IES Holdings, Inc.	$56,303	$40,956

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$2.76	$1.89
Diluted	$2.72	$1.87

Shares used in the computation of earnings per share:
Basic	19,989,951	20,199,587
Diluted	20,245,842	20,435,148

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended December 31, 2024
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2024	22,049,529	$220	(2,077,859)	$(90,325)	$203,458	$497,760	$611,113
Issuances under compensation plans	—	—	94,752	4,218	(4,218)	—	—
Acquisition of treasury stock	—	—	(59,792)	(15,731)	—	—	(15,731)
Non-cash compensation	—	—	—	—	1,898	—	1,898
Increase in noncontrolling interest	—	—	—	—	—	(1,144)	(1,144)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	56,303	56,303
BALANCE, December 31, 2024	22,049,529	$220	(2,042,899)	$(101,838)	$201,138	$552,919	$652,439

	Three Months Ended December 31, 2023
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2023	22,049,529	$220	(1,855,311)	$(49,450)	$203,431	$295,784	$449,985
Issuances under compensation plans	—	—	32,180	858	(858)	—	—
Acquisition of treasury stock	—	—	(12,422)	(929)	—	—	(929)
Non-cash compensation	—	—	—	—	1,413	—	1,413
Increase in noncontrolling interest	—	—	—	—	—	(2,782)	(2,782)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	40,956	40,956
BALANCE, December 31, 2023	22,049,529	$220	(1,835,553)	$(49,521)	$203,986	$333,958	$488,643

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,681	$43,588
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	225	150
Deferred financing cost amortization	75	70
Depreciation and amortization	11,087	7,617
Loss (gain) on sale of assets	30	(71)
Non-cash compensation expense	1,946	1,413
Deferred income tax expense and other non-cash tax adjustments, net	165	1,004
Unrealized gain on trading securities	(2,271)	(119)
Changes in operating assets and liabilities:
Marketable securities	(15,693)	—
Accounts receivable	10,602	(24,869)
Inventories	(2,584)	(18,121)
Costs and estimated earnings in excess of billings	509	7,974
Prepaid expenses and other current assets	(4,798)	(9,761)
Other non-current assets	2	(4,443)
Accounts payable and accrued expenses	(31,478)	(2,616)
Billings in excess of costs and estimated earnings	11,421	23,191
Other non-current liabilities	341	(54)
Net cash provided by operating activities	37,260	24,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,169)	(6,515)
Proceeds from sale of assets	186	656
Purchases of equity investments	(44,900)	(130)
Cash paid in conjunction with business combinations, net of cash acquired	(542)	—
Net cash used in investing activities	(58,425)	(5,989)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	781,217	654,039
Repayments of debt	(781,217)	(654,039)
Cash paid for finance leases	(913)	(978)
Settlement of contingent consideration liability	—	(4,074)
Distribution to noncontrolling interest	(3,950)	(1,297)
Purchase of treasury stock	(15,731)	(929)
Net cash used in financing activities	(20,594)	(7,278)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,759)	11,686
CASH AND CASH EQUIVALENTS, beginning of period	100,832	75,770
CASH AND CASH EQUIVALENTS, end of period	$59,073	$87,456

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

Basis of Financial Statement Preparation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of IES, our wholly-owned subsidiaries, and entities that we control due to ownership of a majority of voting interest and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the United States Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Equity Method Investments

We account for investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over an investee but does not grant us control. Significant influence generally exists when an investor owns 20% or more of the voting stock of an incorporated investee or a more than 3% to 5% interest in an unincorporated investee. Under the equity method of accounting, the carrying amount of an investment is initially recorded at cost basis and is subsequently adjusted for our proportionate share of earnings or losses, additional investments in the entity, and distributions. Our proportionate share of earnings or losses are recorded in earnings on our Condensed Consolidated Statements of Comprehensive Income.

Noncontrolling Interest
In connection with our acquisitions of Edmonson Electric, LLC and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, and NEXT Electric, LLC in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third-party seller. The interests retained by those third-party sellers are identified on our Condensed Consolidated Balance Sheets as “Noncontrolling interest,” classified outside of permanent equity. Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. In each case, the purchase price is variable, based on a multiple of earnings as defined in the applicable operating agreement. Therefore, each noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interest was redeemable at the balance sheet date. On June 28, 2024, we acquired the remaining 20 percent noncontrolling interest in Bayonet for $32,000. If all of the noncontrolling interests remaining outstanding at December 31, 2024 had been redeemable at that date, the aggregate redemption amount would have been $39,938.

The activity in redeemable noncontrolling interest is summarized in the table below.

	Three Months Ended December 31,
	2024	2023
Balance at beginning of period	$40,996	$49,951
Net income attributable to noncontrolling interests	1,378	2,632
Distributions to noncontrolling interests	(3,950)	(1,297)
Adjustments to record noncontrolling interests at redemption value	1,514	3,683
Balance at end of period	$39,938	$54,969

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

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures of certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 55 percent of the Company’s outstanding common stock based on a Form 4 filed by Tontine with the SEC on December 18, 2024 and the Company's shares outstanding as of January 31, 2025. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Should Tontine sell or otherwise dispose of all or a significant portion of its position in IES, a change in control of IES could occur. A change of control would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties and our executive severance plan.

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

The Company is party to a sublease agreement with Tontine Associates for corporate office space in Greenwich, Connecticut. On August 1, 2024, the Company entered into an amendment of the sublease agreement, which was set to terminate on August 31, 2024, to extend the term of the agreement through September 30, 2025 effective September 1, 2024, while maintaining monthly payments due in the amount of approximately $9. Payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three months ended December 31, 2024 and 2023 was derived from the following activities. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. See details in the following tables:

	Three Months Ended December 31,
	2024	2023
Communications	$232,960	$170,748
Residential
Single-family Electrical	169,217	173,984
Single-family Plumbing & HVAC	74,183	72,583
Multi-family and Other	76,571	69,289
Total Residential	319,971	315,856
Infrastructure Solutions
Industrial Services	18,668	11,098
Custom Engineered Solutions	89,457	51,790
Total Infrastructure Solutions	108,125	62,888
Commercial & Industrial	$88,491	84,952
Total revenue	$749,547	$634,444

	Three Months Ended December 31, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$166,333	$319,971	$100,200	$76,190	$662,694
Time-and-material	66,627	—	7,925	12,301	86,853
Total revenue	$232,960	$319,971	$108,125	$88,491	$749,547

	Three Months Ended December 31, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$125,223	$315,856	$60,880	$73,910	$575,869
Time-and-material	45,525	—	2,008	11,042	58,575
Total revenue	$170,748	$315,856	$62,888	$84,952	$634,444

Accounts Receivable

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of December 31, 2024, Accounts receivable included $14,467 of unbilled receivables for which we have an unconditional right to bill.

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

During the three months ended December 31, 2024 and 2023, we recognized revenue of $116,848 and $77,964 related to our contract liabilities at October 1, 2024 and 2023, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At December 31, 2024, we had remaining performance obligations of $1,214,828. The Company expects to recognize revenue on approximately $994,694 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three months ended December 31, 2024, net revenue recognized from our performance obligations satisfied in previous periods was not material.
4. DEBT
As of December 31, 2024, we were a party to the Third Amended and Restated Credit and Security Agreement (the “Third Credit Agreement”), which provided for a maximum borrowing amount of $150,000 under our revolving credit facility. Borrowings were limited by a borrowing base determined based on available collateral. The Third Credit Agreement, which was scheduled to mature on September 30, 2026, contained customary affirmative, negative and financial covenants as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. As of December 31, 2024, the Company was in compliance with the financial covenants under the Third Credit Agreement.
At December 31, 2024 and September 30, 2024, we had no outstanding borrowings under our revolving credit facility. At December 31, 2024, we had $5,545 in outstanding letters of credit and total availability of $144,036 under our revolving credit facility without triggering the financial covenants under the Third Credit Agreement.
Fourth Amended and Restated Credit and Security Agreement
On January 21, 2025 we entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, our revolver amount increased from $150,000 to $300,000, and the maturity date was extended from September 30, 2026, to January 21, 2030.
Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. The limitation on borrowings based on available collateral was eliminated under the Amended Credit Agreement.
Amounts outstanding bear interest at a rate equal to either (1) the Base Rate (which is the greater of the Federal Funds Rate (as defined in the Amended Credit Agreement) and the Prime Rate (as defined in the Amended Credit Agreement)), (2) the Daily Simple SOFR (as defined in the Amended Credit Agreement) or (3) Term SOFR (as defined in the Amended Credit Agreement), plus, in each case, an interest rate margin, which is determined quarterly based on our Consolidated Total Leverage Ratio, in accordance with the following thresholds:

Pricing Level	Consolidated Total Leverage Ratio	Interest Margin applicable to Daily Simple SOFR/Term SOFR	Interest Margin applicable to Base Rate
I	Greater than or equal to 2.50 to 1.00	2.25 percentage points	1.25 percentage points

II	Greater than or equal to 1.75 to 1.00, but less than 2.50 to 1.00	2.00 percentage points	1.00 percentage points

III	Greater than or equal to 1.00 to 1.00, but less than 1.75 to 1.00	1.75 percentage points	0.75 percentage points

IV	Less than 1.00 to 1.00	1.50 percentage points	0.50 percentage points
In addition, we are charged monthly in arrears for an unused commitment fee of 0.25% to 0.35% per annum on any unused portion of the revolving credit facility based on the Company's Consolidated Total Leverage Ratio.
The Amended Credit Agreement restricts certain types of transactions when the Company’s Consolidated Total Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75 to 1.00. The Amended Credit Agreement continues to contain other customary affirmative and negative covenants as well as events of default.

5. PER SHARE INFORMATION

The following table reconciles the components of basic and diluted earnings per share for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023
Numerator:
Net income attributable to IES Holdings, Inc.	$56,303	$40,956
Increase in noncontrolling interest	(1,144)	(2,782)
Net income attributable to common stockholders of IES Holdings, Inc.	$55,159	$38,174

Denominator:
Weighted average common shares outstanding — basic	19,989,951	20,199,587
Effect of dilutive stock options and non-vested securities	255,891	235,561
Weighted average common and common equivalent shares outstanding — diluted	20,245,842	20,435,148

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$2.76	$1.89
Diluted	$2.72	$1.87

Potentially dilutive securities excluded from the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:
Employee phantom stock units	53,050	64,500
For the three months ended December 31, 2023, the average price of our common shares exceeded the exercise price of all of our outstanding stock options. As a result, all of our outstanding stock options were included in the computation of diluted earnings per share. We had no remaining outstanding unvested stock options during the three months ended December 31, 2024.
6. OPERATING SEGMENTS

We manage and measure performance of our business in four distinct operating segments: Communications, Residential, Infrastructure Solutions, and Commercial & Industrial. These segments are reflective of how the Company's CODM reviews operating results for the purpose of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer.

Transactions between segments, if any, are eliminated in consolidation. Our corporate office provides general and administrative services, as well as support services, to each of our four operating segments. Management allocates certain shared costs among segments for selling, general and administrative expenses and depreciation expense.

Segment information for the three months ended December 31, 2024 and 2023 is as follows:

	Three Months Ended December 31, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$232,960	$319,971	$108,125	$88,491	$—	$749,547
Cost of services	184,149	240,843	73,153	73,375	—	571,520
Gross profit	48,811	79,128	34,972	15,116	—	178,027
Selling, general and administrative	20,238	55,312	11,268	8,064	8,157	103,039
Contingent consideration	—	—	339	—	—	339
Loss (gain) on sale of assets	(38)	(7)	79	(4)	—	30
Operating income (loss)	$28,611	$23,823	$23,286	$7,056	$(8,157)	$74,619
Other data:
Depreciation and amortization expense	$1,203	$5,411	$3,673	$573	$227	$11,087
Capital expenditures	$4,680	$2,341	$2,111	$2,982	$1,055	$13,169
Total assets	$294,246	$390,468	$272,625	$99,668	$208,002	$1,265,009

	Three Months Ended December 31, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$170,748	$315,856	$62,888	$84,952	$—	$634,444
Cost of services	134,473	240,425	44,697	71,045	—	490,640
Gross profit	36,275	75,431	18,191	13,907	—	143,804
Selling, general and administrative	14,901	51,378	7,285	6,847	5,439	85,850
Contingent consideration	—	35	—	—	—	35
Loss (gain) on sale of assets	(4)	(82)	—	15	—	(71)
Operating income (loss)	$21,378	$24,100	$10,906	$7,045	$(5,439)	$57,990
Other data:
Depreciation and amortization expense	$723	$4,962	$1,227	$475	$230	$7,617
Capital expenditures	$1,000	$3,364	$1,151	$821	$179	$6,515
Total assets	$215,475	$388,808	$185,875	$101,621	$150,240	$1,042,019

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. Approximately 3.0 million shares of common stock are authorized for issuance under the Equity Incentive Plan, of which approximately 541,464 shares were available for issuance at December 31, 2024. The 2006 Equity Incentive Plan is due to expire in February 2026 unless prior to that time it is reauthorized pursuant to its terms and in accordance with applicable law, including shareholder and Board approval as applicable. On November 21, 2024, the Company's Board of Directors approved the Amended and Restated 2006 Equity Incentive Plan (the "Amended Plan") which authorizes the issuance of an additional 750,000 shares under the plan. The Amended Plan will become immediately effective if approved by shareholders at the Company's 2025 Annual Shareholders' Meeting to be held on February 20, 2025. The terms of the Amended Plan are described further in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which was filed with the SEC on January 7, 2025.

Stock Repurchase Program

On July 31, 2024, our Board authorized a stock repurchase program for the purchase from time to time of up to $200,000 of the Company’s common stock after the previous stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 21,048 shares of our common stock during the three months ended December 31, 2024 in open market transactions at an average price of $209.90 per share. We had no repurchases of common stock in open market transactions during the three months ended December 31, 2023.

Treasury Stock

During the three months ended December 31, 2024, we issued 94,752 shares of common stock from treasury stock to employees and repurchased 38,744 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan.

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

A summary of Employee PSU activity for the three months ended December 31, 2024 is provided in the table below:

Unvested at September 30, 2024	300,301
Granted	77,958
Vested	(94,752)
Forfeited	(73)
Unvested at December 31, 2024	283,434
A summary of the compensation expense related to our stock awards recognized during the three months ended December 31, 2024 and 2023 is provided in the table below:

	Three Months Ended December 31,
	2024	2023
Director PSUs	$159	$97
Employee PSUs	$1,787	$1,316
8. INVESTMENTS

Investments in Marketable Securities

Investments in marketable equity and debt securities classified as trading securities, which were included in “Marketable securities” in our Condensed Consolidated Balance Sheets, are measured at fair value on a recurring basis and classified within Level 1 of the fair value hierarchy, because we use quoted prices of identical assets in active markets. For more information, refer to Note 9, “Fair Value Measurements.” The balance of our marketable securities was as follows:

	December 31, 2024	September 30, 2024
Marketable equity securities	$49,570	$31,639
Marketable debt securities	3,397	3,364
Marketable securities	$52,967	$35,003

Gains and losses to measure our investments in marketable equity and debt securities at fair value were included in “Other income, net” on our Condensed Consolidated Statements of Comprehensive Income. Our unrealized net gains (losses), which are calculated as total net gains (losses) recognized during the period less net gains (losses) recognized on securities sold during the period, were as follows:

	Three Months Ended December 31,
	2024	2023
Unrealized gain on marketable equity securities	$2,238	$—
Unrealized gain on marketable debt securities	33	119
Total unrealized gain on trading securities	$2,271	$119

All of our debt securities classified as trading securities at December 31, 2024 mature after one year and before five years.

Equity Method Investments

On December 2, 2024, we paid $44,900 to acquire a 12.5% membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business, a designer and builder of storage facilities, tanks and terminals for energy and industrial markets, formerly owned by McDermott International, Ltd. Our investment, which was included in “Investments” on our Condensed Consolidated Balance Sheets, is measured using the equity method of accounting, wherein the carrying value of our investment is initially recorded at cost basis and subsequently adjusted for our proportionate share of earnings or losses, additional investments, and distributions. We did not record any earnings or loss on our investment in Jett in the three months ended December 31, 2024 and the carrying value of our investment in Jett was $44,900 at December 31, 2024.

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

At December 31, 2024 and September 30, 2024, financial assets and liabilities measured at fair value on a recurring basis were limited to investments in marketable equity and debt securities classified as trading securities, our executive savings plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2024 and September 30, 2024, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	December 31, 2024
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$49,570	$49,570	$—
Marketable debt securities	3,397	3,397	—
Executive savings plan assets	988	988	—
Executive savings plan liabilities	(858)	(858)	—
Contingent consideration liability	(3,807)	—	(3,807)
Total	$49,290	$53,097	$(3,807)

	September 30, 2024
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$31,639	$31,639	$—
Marketable debt securities	3,364	3,364	—
Executive savings plan assets	986	986	—
Executive savings plan liabilities	(852)	(852)	—
Contingent consideration liability	(3,468)	—	(3,468)
Total	$31,669	$35,137	$(3,468)

On April 1, 2024, we entered into a contingent consideration arrangement under which we are obligated to pay up to $5,000 upon achievement of certain future earnings targets in connection with the acquisition of Greiner Industries, Inc. (“Greiner”) valued at $2,790 on the acquisition date. The fair value of this liability, which was included in “Other non-current liabilities” in our Condensed Consolidated Balance Sheets, is measured on a recurring basis classified within Level 3 of the fair value hierarchy. Net adjustments to its fair value were included in “Contingent consideration” in our Condensed Consolidated Statements of Comprehensive Income.
The table below presents the change in fair value of liabilities measured using significant unobservable inputs (Level 3).

Contingent consideration liability
Fair value at September 30, 2024	$(3,468)
Net adjustments to fair value included in “Contingent consideration”	(339)
Fair value at December 31, 2024	$(3,807)

10. INVENTORY

Inventories consist of the following components:

	December 31,	September 30,
	2024	2024
Raw materials	$15,376	$14,078
Work in process	10,852	12,494
Finished goods	4,521	4,389
Parts and supplies	73,563	70,767
Total inventories	$104,312	$101,728

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the carrying value of goodwill by segment at December 31, 2024, which did not change from September 30, 2024:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Goodwill at December 31, 2024	$2,816	$51,370	$39,774	$—	$93,960

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			December 31, 2024
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$13,821	$(7,329)	$6,492
Technical library	20			400	(226)	174
Customer relationships	1	-	15	92,796	(57,506)	35,290
Backlog and construction contracts	1	-	2	750	(320)	430
Total intangible assets				$107,767	$(65,381)	$42,386

	Estimated Useful Lives (in Years)			September 30, 2024
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$13,821	$(6,964)	$6,857
Technical library	20			400	(221)	179
Customer relationships	1	-	15	92,796	(54,478)	38,318
Backlog and construction contracts	1	-	2	750	(214)	536
Total intangible assets				$107,767	$(61,877)	$45,890

12. COMMITMENTS AND CONTINGENCIES

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

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2024 and September 30, 2024, we had $11,032 and $11,158, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2024 and September 30, 2024, $5,545 and $4,756, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.
Surety

As of December 31, 2024, the estimated cost to complete our bonded projects was approximately $138,885. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2024, we did not have any such firm commitments to purchase materials outstanding.
13. SUPPLEMENTAL CASH FLOW INFORMATION
Additional cash and noncash activities in three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
Cash paid for interest	$121	$135
Cash paid for income taxes, net	$370	$117

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,906	$6,459
Right-of-use assets obtained in exchange for new finance lease liabilities	$220	$340
14. SUBSEQUENT EVENTS

Fourth Amended and Restated Credit and Security Agreement
On January 21, 2025, we entered into the Fourth Amended and Restated Credit Agreement. For more information, refer to Note 4, “Debt.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Part II, Item 8. “Financial Statements and Supplementary Data” as set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Part I, Item 1. “Business” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, designs and installs integrated electrical and technology systems and provides infrastructure products and services to a variety of end markets, including data centers, residential housing, and commercial and industrial facilities. Our operations are organized into four business segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial.

Current Market and Operating Conditions

Entering fiscal 2025, we see strong demand across many of our key end markets. However, our business segments each have their own unique set of factors influencing demand for our services. We are cautious about near-term demand for single-family housing as elevated mortgage rates and the impacts of inflation on materials and labor costs have resulted in a decline in housing affordability. In addition, consumer expectations about future interest rate reductions may cause some home buyers to delay purchases in anticipation of lower mortgage costs. In the multi-family residential business, higher borrowing costs for project owners during fiscal 2024 resulted in a reduction in backlog entering fiscal 2025, which may result in lower multi-family residential revenues compared with fiscal 2024. However, backlog across our business segments as a whole remains high, reflecting strong demand in key end markets. Demand with respect to data centers, a key end market served by our Communications, Infrastructure Solutions, and Commercial & Industrial segments, remains particularly strong. However, availability of labor and capacity could constrain the rate at which we are able to grow this business.

While the COVID-19 pandemic's impact on markets, the supply chain and the labor force had minimal impact on our business thus far in fiscal 2025 compared with prior fiscal years, COVID-19 and any future pandemic or other public health emergency could impact our workforce, customers and suppliers in the future. An inability to procure materials in a timely manner, to complete work on schedule, and to reflect higher materials or labor costs in our pricing to customers has had, and could have in the future, a significant impact on our operating results.

Please refer to Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 for further information.

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

	Three Months Ended December 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$749,547	100.0%	$634,444	100.0%
Cost of services	571,520	76.2	490,640	77.3
Gross profit	178,027	23.8	143,804	22.7
Selling, general and administrative expenses	103,039	13.7	85,850	13.5
Contingent consideration	339	—	35	—
Loss (gain) on sale of assets	30	—	(71)	—
Operating income	74,619	10.0	57,990	9.1
Interest and other income, net	(3,045)	(0.4)	(996)	(0.2)
Income from operations before income taxes	77,664	10.4	58,986	9.3
Provision for income taxes	19,983	2.7	15,398	2.4
Net income	57,681	7.7	43,588	6.9
Net income attributable to noncontrolling interest	(1,378)	(0.2)	(2,632)	(0.4)
Net income attributable to IES Holdings, Inc.	$56,303	7.5%	$40,956	6.5%

Consolidated revenues for the three months ended December 31, 2024, were $115.1 million higher than for the three months ended December 31, 2023, an increase of 18.1%, with increases at all four of our operating segments. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the three months ended December 31, 2024 increased $34.2 million compared to the three months ended December 31, 2023. Our overall gross profit percentage was 23.8% during the three months ended December 31, 2024, as compared to 22.7% during the three months ended December 31, 2023. Gross profit as a percentage of revenue increased at our Residential, Infrastructure Solutions and Commercial & Industrial segments and decreased slightly at our Communications segment. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended December 31, 2024, our selling, general and administrative expenses were $103.0 million, an increase of $17.2 million, or 20.0%, over the three months ended December 31, 2023. As a percentage of revenue, selling, general and administrative expenses increased from 13.5% for the three months ended December 31, 2023 to 13.7% for the three months ended December 31, 2024. The increase in selling, general and administrative expenses was generally consistent with revenue growth.
Communications

	Three Months Ended December 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$232,960	100.0%	$170,748	100.0%
Cost of services	184,149	79.0	134,473	78.8
Gross profit	48,811	21.0	36,275	21.2
Selling, general and administrative expenses	20,238	8.7	14,901	8.7
Gain on sale of assets	(38)	—	(4)	—
Operating income	$28,611	12.3%	$21,378	12.5%

Revenues. Our Communications segment’s revenues increased by $62.2 million during the three months ended December 31, 2024, or 36.4%, compared to the three months ended December 31, 2023. The increase primarily resulted from an increase in demand from data center customers.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2024 increased by $12.5 million compared to the three months ended December 31, 2023, primarily driven by increased revenues as discussed above. Gross profit as a percentage of revenue was 21.0% in the three months ended December 31, 2024 compared to 21.2% in the three months ended December 31, 2023.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $5.3 million, or 35.8%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The increase was consistent with the Communications segment's revenue growth during the period, resulting in selling, general and administrative expenses as a percentage of revenue of 8.7% in both periods.
Residential

	Three Months Ended December 31,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$319,971	100.0%	$315,856	100.0%
Cost of services	240,843	75.3	240,425	76.1
Gross profit	79,128	24.7	75,431	23.9
Selling, general and administrative expenses	55,312	17.3	51,378	16.3
Contingent consideration	—	—	35	—
Gain on sale of assets	(7)	—	(82)	—
Operating income	$23,823	7.4%	$24,100	7.6%

Revenues. Our Residential segment’s revenues increased by $4.1 million, or 1.3%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Our multi-family business revenues increased by $7.3 million, or 10.5%, driven by successful execution of its backlog. A reduction in new single-family construction demand largely driven by the impacts of hurricanes in the Florida market, continued low housing affordability and consumer expectations about future interest rate reductions caused a decrease of $4.8 million, or 2.7%, in our single-family electrical revenues, while this decrease was offset by the continued expansion of our plumbing and HVAC business, where revenues increased by $1.6 million, or 2.2%.

Gross Profit. During the three months ended December 31, 2024, our Residential segment's gross profit increased by $3.7 million, or 4.9%, compared to the three months ended December 31, 2023. Gross profit as a percentage of revenue increased slightly to 24.7% during the three months ended December 31, 2024, compared to 23.9% for the three months ended December 31, 2023. The increase in profitability was driven primarily by improved project execution and reduced material costs.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $3.9 million, or 7.7%, during the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increase was driven by higher personnel and other administrative costs to support the continued growth of our business. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 17.3% during the three months ended December 31, 2024, compared to 16.3% in the three months ended December 31, 2023.

Infrastructure Solutions

	Three Months Ended December 31,
	2024		2023
	$	%		%
	(Dollars in thousands, Percentage of revenues)
Revenues	$108,125	100.0%	$62,888	100.0%
Cost of services	73,153	67.7	44,697	71.1
Gross profit	34,972	32.3	18,191	28.9
Selling, general and administrative expenses	11,268	10.4	7,285	11.6
Contingent consideration	339	0.3	—	—
Loss on sale of assets	79	0.1	—	—
Operating income	$23,286	21.5%	$10,906	17.3%

Revenues. Revenues in our Infrastructure Solutions segment increased by $45.2 million during the three months ended December 31, 2024, an increase of 71.9% compared to the three months ended December 31, 2023, driven primarily by continued strong demand in our custom engineered solutions manufacturing businesses, including generator enclosures for data center customers. Greiner Industries, Inc. (“Greiner”), which was acquired on April 1, 2024, contributed $12.2 million in revenues in the three months ended December 31, 2024.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended December 31, 2024 increased $16.8 million, compared to the three months ended December 31, 2023, and gross profit as a percentage of revenue increased from 28.9% to 32.3%. The improvement in gross profit and gross margin was primarily driven by higher volumes, improved pricing, operating efficiencies at our facilities, and the impact of investments to increase capacity we have made over the last several years.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended December 31, 2024 increased by $4.0 million, compared to the three months ended December 31, 2023, primarily as a result of increased employee compensation cost to support growth in the business and higher incentive compensation as a result of higher earnings and administrative expenses incurred at Greiner. Selling, general and administrative expenses as a percentage of revenue decreased from 11.6% for the three months ended December 31, 2023 to 10.4% for the three months ended December 31, 2024 as we benefited from the scale of our operations.

Commercial & Industrial

	Three Months Ended December 31,
	2024		2023
	$	%		%
	(Dollars in thousands, Percentage of revenues)
Revenues	$88,491	100.0%	$84,952	100.0%
Cost of services	73,375	82.9	71,045	83.6
Gross profit	15,116	17.1	13,907	16.4
Selling, general and administrative expenses	8,064	9.1	6,847	8.1
(Gain) loss on sale of assets	(4)	—	15	—
Operating income	$7,056	8.0%	$7,045	8.3%

Revenues. Revenues in our Commercial & Industrial segment increased by $3.5 million, or 4.2%, during the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increase primarily relates to continued strong demand and successful execution of backlog across the business.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2024 increased by $1.2 million, compared to the three months ended December 31, 2023. Gross profit as a percentage of revenue increased from 16.4% for the quarter ended December 31, 2023 to 17.1% for the quarter ended December 31, 2024 as we benefited from improved project execution and bid margins across the business.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2024 increased by $1.2 million, or 17.8%, compared to the three months ended December 31, 2023 primarily as a result of increased employee compensation cost, including higher incentive compensation as a result of successful project execution. Selling, general and administrative expenses as a percentage of revenue increased from 8.1% for the three months ended December 31, 2023 to 9.1% for the three months ended December 31, 2024.

INTEREST AND OTHER EXPENSE, NET

	Three Months Ended December 31,
	2024	2023
	(In thousands)
Interest expense	$443	$327
Deferred financing charges	75	70
Total interest expense	518	397

Interest income	(963)	(1,176)
Other income, net	(2,600)	(217)
Total other income, net	(3,563)	(1,393)
Total interest and other income, net	$(3,045)	$(996)

During the three months ended December 31, 2024, we incurred interest expense of $0.5 million primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $144.4 million. This compares to interest expense of $0.4 million for the three months ended December 31, 2023, primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.6 million under our revolving credit facility and an average unused line of credit balance of $142.4 million.

The increase in total other income, net for the three months ended December 31, 2024, compared to the three months ended December 31, 2023 is primarily the result of unrealized gains on investments in trading securities of $2.3 million in the three months ended December 31, 2024 compared to unrealized gains of $0.1 million on investments in trading securities in the three months ended December 31, 2023.

PROVISION FOR INCOME TAXES

We recorded income tax expense of $20.0 million for the three months ended December 31, 2024, compared to $15.4 million for the three months ended December 31, 2023, driven by increased pretax income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our Condensed Consolidated Financial Statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. For a discussion of our significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Some of the more significant estimates include revenue recognition, business combinations, and income taxes.

There have been no significant changes to our accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG

Remaining performance obligations represent the unrecognized revenue value of our contractual commitments. While backlog is not a defined term under GAAP, it is a common measurement used in our industry, and we believe it improves our ability to forecast future results and identify operating trends that may not otherwise be apparent. Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Additionally, electrical, plumbing and HVAC installation services for single-family housing at our Residential segment are completed on a short-term basis and are therefore excluded from backlog. The table below summarizes our remaining performance obligations and backlog (in thousands):

	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
Remaining performance obligations	$1,214,828	$1,175,695	$1,177,184	$1,065,444
Agreements without an enforceable obligation (1)	539,164	610,459	519,973	297,451
Backlog	$1,753,992	$1,786,154	$1,697,157	$1,362,895
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.
WORKING CAPITAL

During the three months ended December 31, 2024, working capital exclusive of cash increased by $33.5 million from September 30, 2024, reflecting a $13.9 million increase in current assets excluding cash and a $19.6 million decrease in current liabilities during the period.

During the three months ended December 31, 2024, our current assets exclusive of cash increased to $784.8 million, as compared to $770.9 million as of September 30, 2024. The increase was primarily driven by an $18.0 million increase in marketable securities as a portion of our excess cash was invested in trading securities and a $5.5 million increase in prepaid expenses and other current assets as we made advance payments on our annual business insurance policies during the first quarter of fiscal 2025. These increases were partially offset by a $10.8 million decrease in trade accounts receivable due to the timing of cash collections.

During the three months ended December 31, 2024, our total current liabilities decreased by $19.6 million to $503.0 million, compared to $522.6 million as of September 30, 2024, driven by a $31.0 million decrease in accounts payable and accrued expenses primarily as a result of the timing of vendor payments and incentive compensation payments at the end of the calendar year across all of our operating segments. This decrease was partially offset by a $11.4 million increase in billings in excess of costs and estimated earnings driven by the timing of contract billings on projects on which revenue is recognized using the percentage of completion method.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2024, the estimated cost to complete our bonded projects was approximately $138.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

On January 21, 2025 we entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, our maximum revolver amount increased from $150 million to $300 million, and the maturity date was extended from September 30, 2026 to January 21, 2030.

Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00.

Amounts outstanding bear interest at a rate equal to either (1) the Base Rate (which is the greater of the Federal Funds Rate (as defined in the Amended Credit Agreement) and the Prime Rate (as defined in the Amended Credit Agreement)), (2) the Daily Simple SOFR (as defined in the Amended Credit Agreement) or (3) Term SOFR (as defined in the Amended Credit Agreement), plus, in each case, an interest rate margin, which is determined quarterly based on our Consolidated Total Leverage Ratio, in accordance with the following thresholds:

Pricing Level	Consolidated Total Leverage Ratio	Interest Margin applicable to Daily Simple SOFR/Term SOFR	Interest Margin applicable to Base Rate
I	Greater than or equal to 2.50 to 1.00	2.25 percentage points	1.25 percentage points

II	Greater than or equal to 1.75 to 1.00, but less than 2.50 to 1.00	2.00 percentage points	1.00 percentage points

III	Greater than or equal to 1.00 to 1.00, but less than 1.75 to 1.00	1.75 percentage points	0.75 percentage points

IV	Less than 1.00 to 1.00	1.50 percentage points	0.50 percentage points

In addition, we are charged monthly in arrears for an unused commitment fee of 0.25% to 0.35% per annum on any unused portion of the revolving credit facility based on the Company's Consolidated Total Leverage Ratio.
The Amended Credit Agreement restricts certain types of transactions when the Company’s Consolidated Total Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75 to 1.00. The Amended Credit Agreement continues to contain other customary affirmative and negative covenants as well as events of default.
Under the Amended Credit Agreement, if in the future our Consolidated Total Leverage Ratio is greater than 3.00:1.00, or our Consolidated Interest Coverage Ratio is less than 3.00:1.00, or if we otherwise fail to perform or otherwise comply with certain of our covenants or other agreements under the Amended Credit Agreement, it would result in an event of default under the Amended Credit Agreement, which could result in some or all of our then-outstanding indebtedness becoming immediately due and payable.

At December 31, 2024, we had $5.5 million in outstanding letters of credit and no outstanding borrowings under our revolving credit facility. As of December 31, 2024, the Company was in compliance with the financial covenants under the credit agreement that was in place at December 31, 2024.

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

Net cash provided by operating activities was $37.3 million during the three months ended December 31, 2024, as compared to $25.0 million in the three months ended December 31, 2023. The increase in operating cash flow resulted from increased earnings in the three months ended December 31, 2024 and a decrease in cash used in working capital during the three months ended December 31, 2024 as compared with the three months ended December 31, 2023.

Investing Activities

Net cash used in investing activities was $58.4 million for the three months ended December 31, 2024, compared to $6.0 million used in investing activities in the three months ended December 31, 2023. During the three months ended December 31, 2024, we paid $44.9 million to acquire a membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business formerly owned by McDermott International, Ltd. We also made capital expenditures of $13.2 million as we continued to purchase new assets instead of entering into new lease agreements at our Communications segment and made other capital expenditures to support the growth of our business. During the three months ended December 31, 2023, we used $6.5 million for capital expenditures to support the growth of our business.

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2024 was $20.6 million, compared to $7.3 million for the three months ended December 31, 2023. Net cash used in financing activities for the three months ended December 31, 2024 included $15.7 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, and $4.0 million in distributions to noncontrolling interests under operating agreements in connection with certain acquisitions. Net cash used in financing activities for the three months ended December 31, 2023 included $4.1 million to settle our contingent consideration liability related to prior year acquisitions and $1.3 million in distributions to noncontrolling interests under operating agreements in connection with certain acquisitions.

Stock Repurchase Program

On July 31, 2024, our Board authorized a stock repurchase program for the purchase from time to time of up to $200.0 million of the Company’s common stock after the previous stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 21,048 shares pursuant to our repurchase programs during the three months ended December 31, 2024.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2024, we did not have any such firm commitments to purchase materials outstanding and there were no material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices. We are also exposed to interest rate risk with respect to any debt obligations we may incur our revolving credit facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and our risk factors in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Commodity Risk

Our exposure to significant market risks includes fluctuations in commodity prices for, among other things, copper, aluminum, steel, electrical components, certain plastics, and fuel. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. Over the long term, we expect to be able to pass along a portion of these costs to our customers, as market conditions in the industries we serve will allow.

Investment Risk

We are exposed to market price volatility for our investments in marketable securities which are carried at fair value measured using market prices, with gains and losses included in “Other income, net” on our Condensed Consolidated Statements of Comprehensive Income. Changes in the market value of these investments could create volatility in our reported earnings from period to period, and a decline in value of our investments could have an adverse impact on our reported earnings. Changes in market value of these investments measured at fair value resulted in an unrealized gain of $2.3 million in the three months ended December 31, 2024. As of December 31, 2024, we had investments in marketable securities with a fair value of $53.0 million, and a 10% change in the market value of these investments would cause a $5.3 million impact to our pre-tax income.

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Any long-term debt that may be outstanding from time to time under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. Under the Amended Credit Agreement, we have the option to use SOFR as the benchmark for establishing the interest rate charged on our borrowings. If we choose to use SOFR to establish the interest rate on our borrowings and SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We had no borrowings outstanding under our revolving credit facility as of December 31, 2024.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

In the fiscal year ended September 30, 2024, we began planning and preparing for our phased implementation of a new enterprise resource planning (“ERP”) system, which will replace and upgrade many of our existing financial systems and processes. The ERP system is designed to accurately maintain our financial records and provide timely information to management to be used in operating the business. The first phase was implemented in the quarter ended December 31, 2024. The Company has updated the internal controls as appropriate and will continue to monitor the impact of the implementation on our financial reporting business processes. Other than executing the first phase of the ERP implementation, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As the implementation activities take place, we will continue to evaluate each quarter whether there are changes that affect our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
October 1, 2024 – October 31, 2024	48	$218.67	—	$198,141,288
November 1, 2024 – November 30, 2024	17,275	$278.01	—	$198,141,288
December 1, 2024 – December 31, 2024	42,469	$257.06	21,048	$193,723,286
Total	59,792	$263.08	21,048	$193,723,286
(1)    The total number of shares purchased includes shares purchased pursuant to the program described in footnote (2) below.
(2)    On July 31, 2024, the Board authorized a new stock repurchase program for the purchase of up to $200 million of the Company’s common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's Insider Trading Policy. During the three months ended December 31, 2024, none of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1 —
Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

3.2 —	Amended and Restated Bylaws of IES Holdings, Inc., effective April 28, 2021. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016).
10.1 —	IES Holdings, Inc. 2025 Supplementary Short Term Incentive plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 22, 2024).
10.2 —
Fourth Amended and Restated Credit Agreement by and among the Company and each of the other borrowers and guarantors named therein with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Wells Fargo Securities LLC and Fifth Third Bank, National Association as joint lead arrangers and joint bookrunners and other financial institutions party thereto as lenders. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 22, 2025).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2025.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)