Form 10-Q
period 2025-03-31
IES Holdings, Inc.
filed 2025-05-02
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2025, there were 19,854,416 shares of common stock outstanding.

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	March 31,	September 30,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,427	$100,832
Marketable securities	65,848	35,003
Accounts receivable:
Trade, net of allowance of $1,902 and $1,818, respectively	515,675	469,833
Retainage	95,773	89,793
Inventories	107,569	101,728
Costs and estimated earnings in excess of billings	87,416	60,139
Prepaid expenses and other current assets	19,775	14,366
Total current assets	914,483	871,694
Property and equipment, net	155,227	134,197
Goodwill	95,226	93,960
Intangible assets, net	42,081	45,890
Investments	44,900	—
Deferred tax assets	22,134	22,458
Operating right of use assets	75,257	61,956
Other non-current assets	15,251	13,871
Total assets	$1,364,559	$1,244,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	374,585	363,582
Billings in excess of costs and estimated earnings	163,605	158,972
Total current liabilities	538,190	522,554
Long-term debt	—	—
Operating long-term lease liabilities	51,649	40,445
Other tax liabilities	17,404	16,677
Other non-current liabilities	10,785	12,241
Total liabilities	618,028	591,917
Noncontrolling interest	40,748	40,996
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 19,888,316 and 19,971,670 outstanding, respectively	220	220
Treasury stock, at cost, 2,161,213 and 2,077,859 shares, respectively	(122,372)	(90,325)
Additional paid-in capital	204,278	203,458
Retained earnings	623,657	497,760
Total stockholders’ equity	705,783	611,113
Total liabilities and stockholders’ equity	$1,364,559	$1,244,026
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$833,960	$705,733
Cost of services	625,091	534,120
Gross profit	208,869	171,613
Selling, general and administrative expenses	116,044	95,272
Contingent consideration	339	—
Gain on sale of assets	(209)	(1,373)
Operating income	92,695	77,714
Interest and other (income) expense:
Interest expense	266	406
Other (income) expense, net	(6,253)	1,136
Income from operations before income taxes	98,682	76,172
Provision for income taxes	26,090	19,372
Net income	72,592	56,800
Net income attributable to noncontrolling interest	(1,940)	(3,891)
Comprehensive income attributable to IES Holdings, Inc.	$70,652	$52,909

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$3.54	$2.32
Diluted	$3.50	$2.29

Shares used in the computation of earnings per share:
Basic	19,969,618	20,227,342
Diluted	20,213,442	20,479,755

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Six Months Ended March 31,
	2025	2024
Revenues	$1,583,507	$1,340,177
Cost of services	1,196,611	1,024,760
Gross profit	386,896	315,417
Selling, general and administrative expenses	219,083	181,122
Contingent consideration	678	35
Gain on sale of assets	(179)	(1,444)
Operating income	167,314	135,704
Interest and other (income) expense:
Interest expense	784	803
Other income, net	(9,816)	(257)
Income from operations before income taxes	176,346	135,158
Provision for income taxes	46,073	34,770
Net income	130,273	100,388
Net income attributable to noncontrolling interest	(3,318)	(6,523)
Comprehensive income attributable to IES Holdings, Inc.	$126,955	$93,865

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$6.30	$4.21
Diluted	$6.22	$4.16

Shares used in the computation of earnings per share:
Basic	19,979,896	20,213,421
Diluted	20,229,877	20,449,691

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2024	22,049,529	$220	(2,042,899)	$(101,838)	$201,138	$552,919	$652,439
Acquisition of treasury stock	—	—	(118,314)	(20,534)	—	—	(20,534)
Non-cash compensation	—	—	—	—	3,140	—	3,140
Decrease in noncontrolling interest	—	—	—	—	—	86	86
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	70,652	70,652
BALANCE, March 31, 2025	22,049,529	$220	(2,161,213)	$(122,372)	$204,278	$623,657	$705,783

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2023	22,049,529	$220	(1,835,553)	$(49,521)	$203,986	$333,958	$488,643
Issuances under compensation plans	—	—	50,000	1,355	(1,355)	—	—
Acquisition of treasury stock	—	—	(21,518)	(2,289)	—	—	(2,289)
Options exercised	—	—	1,000	27	(19)	—	8
Non-cash compensation	—	—	—	—	1,476	—	1,476
Increase in noncontrolling interest	—	—	—	—	—	(5,941)	(5,941)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	52,909	52,909
BALANCE, March 31, 2024	22,049,529	$220	(1,806,071)	$(50,428)	$204,088	$380,926	$534,806

	Six Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2024	22,049,529	$220	(2,077,859)	$(90,325)	$203,458	$497,760	$611,113
Issuances under compensation plans	—	—	94,752	4,218	(4,218)	—	—
Acquisition of treasury stock	—	—	(178,106)	(36,265)	—	—	(36,265)
Non-cash compensation	—	—	—	—	5,038	—	5,038
Increase in noncontrolling interest	—	—	—	—	—	(1,058)	(1,058)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	126,955	126,955
BALANCE, March 31, 2025	22,049,529	$220	(2,161,213)	$(122,372)	$204,278	$623,657	$705,783

	Six Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2023	22,049,529	$220	(1,855,311)	$(49,450)	$203,431	$295,784	$449,985
Issuances under compensation plans	—	—	82,180	2,213	(2,213)	—	—
Acquisition of treasury stock	—	—	(33,940)	(3,218)	—	—	(3,218)
Options exercised	—	—	1,000	27	(19)	—	8
Non-cash compensation	—	—	—	—	2,889	—	2,889
Increase in noncontrolling interest	—	—	—	—	—	(8,723)	(8,723)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	93,865	93,865
BALANCE, March 31, 2024	22,049,529	$220	(1,806,071)	$(50,428)	$204,088	$380,926	$534,806

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,273	$100,388
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	265	503
Deferred financing cost amortization	177	140
Depreciation and amortization	23,035	15,438
Gain on sale of assets	(179)	(1,444)
Non-cash compensation expense	5,085	2,925
Deferred income tax expense and other non-cash tax adjustments, net	228	1,932
Unrealized (gain) loss on trading securities	(7,829)	1,790
Changes in operating assets and liabilities:
Marketable securities	(23,016)	—
Accounts receivable	(43,976)	(53,324)
Inventories	5,673	(8,957)
Costs and estimated earnings in excess of billings	(27,277)	336
Prepaid expenses and other current assets	(11,292)	(35,252)
Other non-current assets	(2,929)	290
Accounts payable and accrued expenses	8,628	9,462
Billings in excess of costs and estimated earnings	4,633	23,996
Other non-current liabilities	605	470
Net cash provided by operating activities	62,104	58,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,122)	(13,359)
Proceeds from sale of assets	527	2,375
Purchases of equity investments	(44,900)	(380)
Cash paid in conjunction with business combinations, net of cash acquired	(22,609)	—
Net cash used in investing activities	(97,104)	(11,364)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	976,400	1,346,388
Repayments of debt	(976,400)	(1,346,388)
Cash paid for finance leases	(2,173)	(1,981)
Settlement of contingent consideration liability	—	(4,074)
Distribution to noncontrolling interest	(4,967)	(7,865)
Purchase of treasury stock	(36,265)	(3,218)
Options exercised	—	8
Net cash used in financing activities	(43,405)	(17,130)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,405)	30,199
CASH AND CASH EQUIVALENTS, beginning of period	100,832	75,770
CASH AND CASH EQUIVALENTS, end of period	$22,427	$105,969

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
Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. In each case, the purchase price is variable, based on a multiple of earnings as defined in the applicable operating agreement. Therefore, each noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interest was redeemable at the balance sheet date. If all of the noncontrolling interests remaining outstanding at March 31, 2025 had been redeemable at that date, the aggregate redemption amount would have been $40,748.

The activity in redeemable noncontrolling interest for the six months ended March 31, 2025 and 2024 is summarized in the table below.

	Six Months Ended March 31,
	2025	2024
Balance at beginning of period	$40,996	$49,951
Net income attributable to noncontrolling interests	3,318	6,523
Distributions to noncontrolling interests	(4,967)	(7,865)
Adjustments to record noncontrolling interests at redemption value	1,401	11,549
Balance at end of period	$40,748	$60,158

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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 55 percent of the Company’s outstanding common stock based on a Form 4 filed by Tontine with the SEC on December 18, 2024 and the Company's shares outstanding as of April 30, 2025. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Given the nature of the Company's services, our contracts with customers have historically been comprised of a single performance obligation.

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

For arrangements where we recognize revenue over time, we generally use the percentage of completion method of accounting under which revenue recognized is measured principally by the costs incurred and accrued to date for each contract as a percentage of the estimated total cost for each contract at completion. Contract costs include all direct material, labor and indirect costs related to contract performance. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments. Certain divisions in the Residential and Infrastructure Solutions segments recognize revenue under the right to invoice practical expedient because the duration of their contracts is short. We recognize revenue on such contracts when amounts are billable to the customer, generally when the project is complete.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three and six months ended March 31, 2025 and 2024 was derived from the following activities. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. See details in the following tables:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Communications	$273,016	$193,503	$505,976	$364,251
Residential
Single-family Electrical	160,065	170,606	329,282	344,587
Single-family Plumbing & HVAC	79,168	81,686	153,351	154,272
Multi-family and Other	78,733	87,080	155,304	156,369
Total Residential	317,966	339,372	637,937	655,228
Infrastructure Solutions
Industrial Services	29,178	12,076	47,846	23,174
Custom Engineered Solutions	88,442	63,713	177,899	115,503
Total Infrastructure Solutions	117,620	75,789	225,745	138,677
Commercial & Industrial	125,358	97,069	$213,849	182,021
Total revenue	$833,960	$705,733	$1,583,507	$1,340,177

	Three Months Ended March 31, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$202,412	$317,966	$106,477	$107,516	$734,371
Time-and-material	70,604	—	11,143	17,842	99,589
Total revenue	$273,016	$317,966	$117,620	$125,358	$833,960

	Three Months Ended March 31, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$141,144	$339,372	$73,543	$82,972	$637,031
Time-and-material	52,359	—	2,246	14,097	68,702
Total revenue	$193,503	$339,372	$75,789	$97,069	$705,733

	Six Months Ended March 31, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$368,745	$637,937	$206,677	$183,706	$1,397,065
Time-and-material	137,231	—	19,068	30,143	186,442
Total revenue	$505,976	$637,937	$225,745	$213,849	$1,583,507

	Six Months Ended March 31, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$266,367	$655,228	$134,423	$156,882	$1,212,900
Time-and-material	97,884	—	4,254	25,139	127,277
Total revenue	$364,251	$655,228	$138,677	$182,021	$1,340,177

Accounts Receivable

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of March 31, 2025, Accounts receivable included $18,758 of unbilled receivables for which we have an unconditional right to bill.

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

During the six months ended March 31, 2025 and 2024, we recognized revenue of $140,390 and $92,970 related to our contract liabilities at September 30, 2024 and 2023, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At March 31, 2025, we had remaining performance obligations of $1,225,985. The Company expects to recognize revenue on approximately $1,067,317 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three and six months ended March 31, 2025, net revenue recognized from our performance obligations satisfied in previous periods was not material.
4. DEBT
Prior to January 21, 2025, we were a party to the Third Amended and Restated Credit and Security Agreement (the “Third Credit Agreement”), which provided for a maximum borrowing amount of $150,000 under our revolving credit facility. Borrowings were limited by a borrowing base determined based on available collateral. The Third Credit Agreement, which was scheduled to mature on September 30, 2026, contained customary affirmative, negative and financial covenants.
Fourth Amended and Restated Credit and Security Agreement
On January 21, 2025 we entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, our revolver amount increased from $150,000 to $300,000, and the maturity date was extended from September 30, 2026, to January 21, 2030. In addition, the limitation on borrowings based on available collateral was eliminated under the Amended Credit Agreement.
Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. As of March 31, 2025, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
At March 31, 2025 and September 30, 2024, we had no outstanding borrowings under our revolving credit facility. At March 31, 2025, we had $5,545 in outstanding letters of credit and total availability of $294,455 under our revolving credit facility.
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
5. PER SHARE INFORMATION

The following table reconciles the components of basic and diluted earnings per share for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net income attributable to IES Holdings, Inc.	$70,652	$52,909	$126,955	$93,865
(Increase) decrease in noncontrolling interest	86	(5,941)	(1,058)	(8,723)
Net income attributable to common stockholders of IES Holdings, Inc.	$70,738	$46,968	$125,897	$85,142

Denominator:
Weighted average common shares outstanding — basic	19,969,618	20,227,342	19,979,896	20,213,421
Effect of dilutive stock options and non-vested securities	243,824	252,413	249,981	236,270
Weighted average common and common equivalent shares outstanding — diluted	20,213,442	20,479,755	20,229,877	20,449,691

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$3.54	$2.32	$6.30	$4.21
Diluted	$3.50	$2.29	$6.22	$4.16

Potentially dilutive securities excluded from the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:
Employee phantom stock units	16,635	—	33,179	21,584
For the three and six months ended March 31, 2024, the average price of our common shares exceeded the exercise price of all of our outstanding stock options. As a result, all of our outstanding stock options were included in the computation of diluted earnings per share. We had no remaining outstanding unvested stock options during the three and six months ended March 31, 2025.
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

Segment information for the three and six months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$273,016	$317,966	$117,620	$125,358	$—	$833,960
Cost of services	209,973	238,294	78,319	98,505	—	625,091
Gross profit	63,043	79,672	39,301	26,853	—	208,869
Selling, general and administrative	23,441	57,151	12,487	11,024	11,941	116,044
Contingent consideration	—	—	339	—	—	339
Gain on sale of assets	(21)	(156)	(9)	(23)	—	(209)
Operating income (loss)	$39,623	$22,677	$26,484	$15,852	$(11,941)	$92,695
Other data:
Depreciation and amortization expense	$1,255	$5,913	$3,942	$612	$226	$11,948
Capital expenditures	$6,372	$3,748	$2,999	$2,149	$1,685	$16,953
Total assets	$343,356	$379,510	$328,027	$121,990	$191,676	$1,364,559

	Three Months Ended March 31, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$193,503	$339,372	$75,789	$97,069	$—	$705,733
Cost of services	154,568	250,702	52,044	76,806	—	534,120
Gross profit	38,935	88,670	23,745	20,263	—	171,613
Selling, general and administrative	16,988	55,258	7,627	8,707	6,692	95,272
Gain on sale of assets	(16)	(1,275)	—	(68)	(14)	(1,373)
Operating income (loss)	$21,963	$34,687	$16,118	$11,624	$(6,678)	$77,714
Other data:
Depreciation and amortization expense	$866	$5,012	$1,229	$485	$229	$7,821
Capital expenditures	$936	$3,424	$884	$1,397	$203	$6,844
Total assets	$230,386	$396,760	$200,476	$98,845	$174,697	$1,101,164

	Six Months Ended March 31, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$505,976	$637,937	$225,745	$213,849	$—	$1,583,507
Cost of services	394,122	479,137	151,472	171,880	—	1,196,611
Gross profit	111,854	158,800	74,273	41,969	—	386,896
Selling, general and administrative	43,679	112,463	23,755	19,088	20,098	219,083
Contingent consideration	—	—	678	—	—	678
Loss (gain) on sale of assets	(59)	(163)	70	(27)	—	(179)
Operating income (loss)	$68,234	$46,500	$49,770	$22,908	$(20,098)	$167,314
Other data:
Depreciation and amortization expense	$2,458	$11,324	$7,615	$1,185	$453	$23,035
Capital expenditures	$11,052	$6,089	$5,110	$5,131	$2,740	$30,122
Total assets	$343,356	$379,510	$328,027	$121,990	$191,676	$1,364,559

	Six Months Ended March 31, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$364,251	$655,228	$138,677	$182,021	$—	$1,340,177
Cost of services	289,041	491,127	96,741	147,851	—	1,024,760
Gross profit	75,210	164,101	41,936	34,170	—	315,417
Selling, general and administrative	31,889	106,636	14,912	15,554	12,131	181,122
Contingent consideration	—	35	—	—	—	35
Gain on sale of assets	(20)	(1,357)	—	(53)	(14)	(1,444)
Operating income (loss)	$43,341	$58,787	$27,024	$18,669	$(12,117)	$135,704
Other data:
Depreciation and amortization expense	$1,589	$9,974	$2,456	$960	$459	$15,438
Capital expenditures	$1,936	$6,788	$2,035	$2,218	$382	$13,359
Total assets	$230,386	$396,760	$200,476	$98,845	$174,697	$1,101,164

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of phantom stock units, performance awards and stock options as well as grants of stock, including restricted stock. The Equity Incentive Plan was amended and restated effective February 20, 2025 following approval by stockholders at the Company's 2025 Annual Meeting of Stockholders to, among other things, authorize the issuance of an additional 750,000 shares under the Equity Incentive Plan and extend its term to February 19, 2035. As of March 31, 2025, approximately 3.75 million shares of common stock were authorized for issuance under the Equity Incentive Plan, of which approximately 1,291,991 shares were available for issuance.

Stock Repurchase Program

On July 31, 2024, our Board authorized a stock repurchase program for the purchase from time to time of up to $200,000 of the Company’s common stock after the previous stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 118,314 and 139,362 shares of our common stock during the three and six months ended March 31, 2025 in open market transactions at an average price of $172.80 and $178.40 per share, respectively. We had no repurchases of common stock in open market transactions during the three and six months ended March 31, 2024.

Treasury Stock

During the six months ended March 31, 2025, we issued 94,752 shares of common stock from treasury stock to employees and repurchased 38,744 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain phantom stock units under the Equity Incentive Plan.

During the six months ended March 31, 2024, we issued 82,180 shares of common stock from treasury stock to employees and repurchased 33,940 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain phantom stock units under the Equity Incentive Plan. During the six months ended March 31, 2024, we issued 1,000 unrestricted shares to satisfy the exercise of certain outstanding option awards under the Equity Incentive Plan.

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

A summary of Employee PSU activity for the six months ended March 31, 2025 is provided in the table below:

Unvested at September 30, 2024	300,301
Granted	78,120
Vested	(94,752)
Forfeited	(1,555)
Unvested at March 31, 2025	282,114
A summary of the compensation expense related to our stock awards recognized during the three and six months ended March 31, 2025 and 2024 is provided in the table below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Director PSUs	$159	$134	$319	$230
Employee PSUs	$2,980	$1,380	$4,766	$2,695
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

	March 31, 2025	September 30, 2024
Marketable equity securities	$62,339	$31,639
Marketable debt securities	3,509	3,364
Marketable securities	$65,848	$35,003
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Unrealized gain (loss) on marketable equity securities	$5,547	$(1,852)	$7,862	$(1,852)
Unrealized gain (loss) on marketable debt securities	(66)	(57)	(33)	62
Total unrealized gain (loss) on trading securities	$5,481	$(1,909)	$7,829	$(1,790)

All of our debt securities classified as trading securities at March 31, 2025 mature after one year and before five years.

Equity Method Investments

On December 2, 2024, we paid $44,900 to acquire a 12.5% membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business, a designer and builder of storage facilities, tanks and terminals for energy and industrial markets, formerly owned by McDermott International, Ltd. Our investment, which was included in “Investments” on our Condensed Consolidated Balance Sheets, is measured using the equity method of accounting, wherein the carrying value of our investment is initially recorded at cost basis and subsequently adjusted for our proportionate share of earnings or losses, additional investments, and distributions. We recorded no earnings or loss on our investment in Jett in the three and six months ended March 31, 2025 and the carrying value of our investment in Jett was $44,900 at March 31, 2025.

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

At March 31, 2025 and September 30, 2024, financial assets and liabilities measured at fair value on a recurring basis were limited to investments in marketable equity and debt securities classified as trading securities, our executive savings plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2025 and September 30, 2024, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	March 31, 2025
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$62,339	$62,339	$—
Marketable debt securities	3,509	3,509	—
Executive savings plan assets	932	932	—
Executive savings plan liabilities	(803)	(803)	—
Contingent consideration liability	(4,146)	—	(4,146)
Total	$61,831	$65,977	$(4,146)

	September 30, 2024
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$31,639	$31,639	$—
Marketable debt securities	3,364	3,364	—
Executive savings plan assets	986	986	—
Executive savings plan liabilities	(852)	(852)	—
Contingent consideration liability	(3,468)	—	(3,468)
Total	$31,669	$35,137	$(3,468)
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

The table below presents the change in fair value of liabilities measured using significant unobservable inputs (Level 3).

Contingent consideration liability
Fair value at September 30, 2024	$(3,468)
Net adjustments to fair value included in “Contingent consideration”	(678)
Fair value at March 31, 2025	$(4,146)
10. INVENTORY

Inventories consist of the following components:

	March 31,	September 30,
	2025	2024
Raw materials	$25,154	$14,078
Work in process	11,046	12,494
Finished goods	4,820	4,389
Parts and supplies	66,549	70,767
Total inventories	$107,569	$101,728

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment during the six months ended March 31, 2025:

	Communications	Residential	Infrastructure Solutions		Commercial & Industrial	Total
Goodwill at September 30, 2024	$2,816	$51,370	$39,774		$—	$93,960
Acquisitions	—	—	1,266	(1)	—	1,266
Goodwill at March 31, 2025	$2,816	$51,370	$41,040		$—	$95,226
(1)     On January 31, 2025, the Company acquired all of the equity interests of Arrow Engine Company for a purchase price of $22,067. The fair value of the total consideration for this transaction and the amount of goodwill acquired remains subject to post-closing adjustments as of the date of this report.
Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			March 31, 2025
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,121	$(7,719)	$7,402
Technical library	20			400	(231)	169
Customer relationships	1	-	15	94,746	(60,545)	34,201
Backlog and construction contracts	1	-	2	750	(441)	309
Total intangible assets				$111,017	$(68,936)	$42,081

	Estimated Useful Lives (in Years)			September 30, 2024
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$13,821	$(6,964)	$6,857
Technical library	20			400	(221)	179
Customer relationships	1	-	15	92,796	(54,478)	38,318
Backlog and construction contracts	1	-	2	750	(214)	536
Total intangible assets				$107,767	$(61,877)	$45,890

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

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2025 and September 30, 2024, we had $11,182 and $11,158, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2025 and September 30, 2024, $5,545 and $4,756, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.
Surety

As of March 31, 2025, the estimated cost to complete our bonded projects was approximately $139,032. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.
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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2025, we did not have any such firm commitments to purchase materials outstanding.

13. SUPPLEMENTAL CASH FLOW INFORMATION
Additional cash and noncash activities in the six months ended March 31, 2025 and 2024 were as follows:

	Six Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
Cash paid for interest	$355	$269
Cash paid for income taxes, net	$64,197	$37,449

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$27,795	$7,575
Right-of-use assets obtained in exchange for new finance lease liabilities	$464	$984

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

Current Market and Operating Conditions

As we enter the second half of fiscal 2025, we see strong demand continuing across many of our key end markets. However, our business segments each have their own unique set of factors influencing demand for our services. The continuing impacts of elevated mortgage rates and inflation on housing affordability, as well as the impact of current U.S. tariff policy and general economic conditions on consumer sentiment, have dampened consumer demand for housing in certain markets. In response to this, some large home builders are offering customer incentives as they focus on maintaining volume through fluctuations in consumer demand. These incentives may put pressure on bid margins on the services that we provide to home builders. In the multi-family residential business, higher borrowing costs for project owners during fiscal 2024 resulted in a reduction in backlog entering fiscal 2025, which in turn drove a reduction in multi-family residential revenues for the quarter ended March 31, 2025. We are beginning to see an increase in multi-family bid activity, and we expect that new projects booked in the second half of fiscal 2025 will benefit us in fiscal 2026. Backlog across our business segments as a whole remains high, reflecting strong demand in key end markets. Demand with respect to data centers, a key end market served by our Communications, Infrastructure Solutions, and Commercial & Industrial segments, remains particularly strong. However, availability of labor and capacity could constrain the rate at which we are able to grow this business.
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

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$833,960	100.0%	$705,733	100.0%
Cost of services	625,091	75.0	534,120	75.7
Gross profit	208,869	25.0	171,613	24.3
Selling, general and administrative expenses	116,044	13.9	95,272	13.5
Contingent consideration	339	—	—	—
Gain on sale of assets	(209)	—	(1,373)	(0.2)
Operating income	92,695	11.1	77,714	11.0
Interest and other (income) expense, net	(5,987)	(0.7)	1,542	0.2
Income from operations before income taxes	98,682	11.8	76,172	10.8
Provision for income taxes	26,090	3.1	19,372	2.7
Net income	72,592	8.7	56,800	8.0
Net income attributable to noncontrolling interest	(1,940)	(0.2)	(3,891)	(0.6)
Net income attributable to IES Holdings, Inc.	$70,652	8.5%	$52,909	7.5%

Consolidated revenues for the three months ended March 31, 2025, were $128.2 million higher than for the three months ended March 31, 2024, an increase of 18.2%, with increases at our Communications, Infrastructure Solutions and Commercial & Industrial segments and a decrease at our Residential segment. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the three months ended March 31, 2025 increased $37.3 million compared to the three months ended March 31, 2024. Our overall gross profit percentage was 25.0% during the three months ended March 31, 2025, as compared to 24.3% during the three months ended March 31, 2024. Gross profit as a percentage of revenue increased at our Communications, Infrastructure Solutions and Commercial & Industrial segments and decreased at our Residential segment. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended March 31, 2025, our selling, general and administrative expenses were $116.0 million, an increase of $20.8 million, or 21.8%, over the three months ended March 31, 2024. As a percentage of revenue, selling, general and administrative expenses increased from 13.5% for the three months ended March 31, 2024 to 13.9% for the three months ended March 31, 2025. The increase in selling, general and administrative expenses was generally consistent with revenue growth.

	Six Months Ended March 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,583,507	100.0%	$1,340,177	100.0%
Cost of services	1,196,611	75.6	1,024,760	76.5
Gross profit	386,896	24.4	315,417	23.5
Selling, general and administrative expenses	219,083	13.8	181,122	13.5
Contingent consideration	678	—	35	—
Gain on sale of assets	(179)	—	(1,444)	(0.1)
Operating income	167,314	10.6	135,704	10.1
Interest and other (income) expense, net	(9,032)	(0.6)	546	—
Income from operations before income taxes	176,346	11.1	135,158	10.1
Provision for income taxes	46,073	2.9	34,770	2.6
Net income	130,273	8.2	100,388	7.5
Net income attributable to noncontrolling interest	(3,318)	(0.2)	(6,523)	(0.5)
Net income attributable to IES Holdings, Inc.	$126,955	8.0%	$93,865	7.0%
Consolidated revenues for the six months ended March 31, 2025, were $243.3 million higher than for the six months ended March 31, 2024, an increase of 18.2%, with increases at our Communications, Infrastructure Solutions and Commercial & Industrial segments and a decrease at our Residential segment. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the six months ended March 31, 2025 increased $71.5 million compared to the six months ended March 31, 2024. Our overall gross profit percentage increased to 24.4% during the six months ended March 31, 2025, as compared to 23.5% during the six months ended March 31, 2024. Gross profit increased at our Communications, Infrastructure Solutions and Commercial & Industrial segments and decreased at our Residential segment. See further discussion below of changes in gross margin for our individual segments.

During the six months ended March 31, 2025, our selling, general and administrative expenses were $219.1 million, an increase of $38.0 million, or 21.0%, over the six months ended March 31, 2024. Selling, general and administrative expenses as a percentage of revenue increased from 13.5% for the six months ended March 31, 2024 to 13.8% for the six months ended March 31, 2025. The increase in selling, general and administrative expenses was generally consistent with revenue growth.

Communications

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$273,016	100.0%	$193,503	100.0%
Cost of services	209,973	76.9	154,568	79.9
Gross profit	63,043	23.1	38,935	20.1
Selling, general and administrative expenses	23,441	8.6	16,988	8.8
Gain on sale of assets	(21)	—	(16)	—
Operating income	$39,623	14.5%	$21,963	11.4%

Revenues. Our Communications segment’s revenues increased by $79.5 million during the three months ended March 31, 2025, or 41.1%, compared to the three months ended March 31, 2024. The increase primarily resulted from an increase in demand, particularly in the data center market.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2025 increased by $24.1 million, or 61.9%, compared to the three months ended March 31, 2024. Gross profit as a percentage of revenue was 23.1% in the three months ended March 31, 2025 compared to 20.1% in the three months ended March 31, 2024. The increase in gross profit and gross margin primarily reflects increased volume as discussed above and successful project execution.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $6.5 million, or 38.0%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase primarily reflects higher personnel cost to support business growth and higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue was 8.6% during the three months ended March 31, 2025, compared to 8.8% during the three months ended March 31, 2024 as the increase in selling, general and administrative expenses was generally consistent with the Communications segment's revenue growth during the period.

	Six Months Ended March 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$505,976	100.0%	$364,251	100.0%
Cost of services	394,122	77.9	289,041	79.4
Gross profit	111,854	22.1	75,210	20.6
Selling, general and administrative expenses	43,679	8.6	31,889	8.8
Gain on sale of assets	(59)	—	(20)	—
Operating income	$68,234	13.5%	$43,341	11.9%

Revenues. Our Communications segment's revenues increased by $141.7 million, or 38.9%, during the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The increase primarily resulted from an increase in demand, particularly in the data center market.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2025 increased by $36.6 million, or 48.7%, as compared to the six months ended March 31, 2024. Gross profit as a percentage of revenue increased from 20.6% to 22.1%. The increase in gross profit and gross margin primarily reflects increased volume as discussed above and successful project execution.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $11.8 million, or 37.0%, during the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The increase primarily reflects higher personnel cost to support business growth and higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue was 8.6% during the six months ended March 31, 2025 compared to 8.8% during the six months ended March 31, 2024 as the increase in selling, general and administrative expenses was generally consistent with the Communications segment's revenue growth during the period.

Residential

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$317,966	100.0%	$339,372	100.0%
Cost of services	238,294	74.9	250,702	73.9
Gross profit	79,672	25.1	88,670	26.1
Selling, general and administrative expenses	57,151	18.0	55,258	16.3
Gain on sale of assets	(156)	—	(1,275)	(0.4)
Operating income	$22,677	7.1%	$34,687	10.2%

Revenues. Our Residential segment’s revenues decreased by $21.4 million, or 6.3%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Our single-family electrical revenues decreased by $10.5 million and our single-family plumbing and HVAC revenues decreased by $2.5 million compared to the prior year period, with expansion of the plumbing and HVAC trades into new markets partly offsetting the impact of slowing demand. Consumer demand in the single-family housing market was impacted by concerns over housing affordability and general economic conditions, leading to a decline in construction volumes during the period. Our multi-family revenues also decreased by $8.3 million, or 9.6%, driven by a reduction in backlog from fiscal years 2023 and 2024 due to the impact of continued elevated interest rates on demand.

Gross Profit. During the three months ended March 31, 2025, our Residential segment's gross profit decreased by $9.0 million, or 10.1%, compared to the three months ended March 31, 2024. Gross profit as a percentage of revenue decreased to 25.1% during the three months ended March 31, 2025, compared to 26.1% for the three months ended March 31, 2024. The decrease in profitability was driven primarily by lower volume as discussed above and reduced pricing to our customers to reflect the cost of incentives they are offering to homebuyers and the impact of lower demand on our ability to recover increased costs through pricing actions.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $1.9 million, or 3.4%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 18.0% during the three months ended March 31, 2025, compared to 16.3% in the three months ended March 31, 2024. The increase as a percentage of revenue was driven by the decrease in revenues combined with increases in personnel and other administrative costs to support the growth of our business.

	Six Months Ended March 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$637,937	100.0%	$655,228	100.0%
Cost of services	479,137	75.1	491,127	75.0
Gross profit	158,800	24.9	164,101	25.0
Selling, general and administrative expenses	112,463	17.6	106,636	16.3
Contingent consideration	—	—	35	(0.1)
Gain on sale of assets	(163)	—	(1,357)	(0.2)
Operating income	$46,500	7.3%	$58,787	9.0%

Revenues. Our Residential segment's revenues decreased by $17.3 million, or 2.6%, during the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The decrease in revenues was primarily driven by a decrease of $15.3 million, or 4.4%, in our single-family electrical business revenues compared to the prior year period as consumer demand in the single-family housing market was impacted by concerns over housing affordability and general economic conditions, leading to a decline in construction volumes during the period.

Gross Profit. During the six months ended March 31, 2025, our Residential segment's gross profit decreased by $5.3 million, or 3.2%, compared to the six months ended March 31, 2024. Gross profit as a percentage of revenue decreased to 24.9% during the six months ended March 31, 2025, compared to 25.0% during the six months ended March 31, 2024. The decrease in gross profit reflects the decline in volume as discussed above and reduced pricing to our customers, partially offset by reduced material costs in the first quarter of fiscal 2025 and improved project execution.

Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $5.8 million, or 5.5%, during the six months ended March 31, 2025, compared to the six months ended March 31, 2024. Selling, general and administrative expenses as a percentage of revenue increased to 17.6% during the six months ended March 31, 2025, compared to 16.3% during the six months ended March 31, 2024. The increase was driven by higher personnel and other administrative costs to support the growth of our business.
Infrastructure Solutions

	Three Months Ended March 31,
	2025		2024
	$	%		%
	(Dollars in thousands, Percentage of revenues)
Revenues	$117,620	100.0%	$75,789	100.0%
Cost of services	78,319	66.6	52,044	68.7
Gross profit	39,301	33.4	23,745	31.3
Selling, general and administrative expenses	12,487	10.6	7,627	10.1
Contingent consideration	339	0.3	—	—
Gain on sale of assets	(9)	—	—	—
Operating income	$26,484	22.5%	$16,118	21.3%

Revenues. Revenues in our Infrastructure Solutions segment increased by $41.8 million during the three months ended March 31, 2025, an increase of 55.2% compared to the three months ended March 31, 2024, driven primarily by continued strong demand in our custom engineered solutions manufacturing businesses, including generator enclosures for data center customers, as well as expansion of our field services offerings. Greiner Industries, Inc. (“Greiner”) and Arrow Engine Company (“Arrow”), which were acquired on April 1, 2024 and January 31, 2025, respectively, contributed $15.7 million in revenues in the three months ended March 31, 2025.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended March 31, 2025 increased $15.6 million, or 65.5%, compared to the three months ended March 31, 2024, and gross profit as a percentage of revenue increased from 31.3% to 33.4%. The improvement in gross profit and gross margin was primarily driven by higher volumes, improved pricing, operating efficiencies at our facilities, and the impact of investments to increase capacity we have made over the last several years.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended March 31, 2025 increased by $4.9 million, or 63.7%, compared to the three months ended March 31, 2024, primarily as a result of $2.2 million of expense incurred at Greiner and Arrow, increased employee compensation cost to support growth in the business and higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue increased from 10.1% for the three months ended March 31, 2024 to 10.6% for the three months ended March 31, 2025.

	Six Months Ended March 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$225,745	100.0%	$138,677	100.0%
Cost of services	151,472	67.1	96,741	69.8
Gross profit	74,273	32.9	41,936	30.2
Selling, general and administrative expenses	23,755	10.5	14,912	10.8
Contingent consideration	678	0.3	—	—
Loss on sale of assets	70	—	—	—
Operating income	$49,770	22.0%	$27,024	19.5%

Revenues. Revenues in our Infrastructure Solutions segment increased by $87.1 million, or 62.8%, during the six months ended March 31, 2025 compared to the six months ended March 31, 2024. The increase in revenue was driven primarily by continued strong demand in our custom engineered solutions manufacturing businesses, including generator enclosures for data center customers, as well as expansion of our field services offerings. Greiner and Arrow contributed $27.9 million in revenue in the six months ended March 31, 2025.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the six months ended March 31, 2025 increased by $32.3 million, or 77.1%, compared to the six months ended March 31, 2024, and gross profit as a percentage of revenue increased to 32.9% for the six months ended March 31, 2025 compared to 30.2% for the six months ended March 31, 2024. The improvement in gross profit and gross margin was primarily driven by higher volumes, improved pricing, operating efficiencies at our facilities, and the impact of investments to increase capacity we have made over the last several years.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the six months ended March 31, 2025 increased by $8.8 million, or 59.3%, compared to the six months ended March 31, 2024, primarily as a result of $4.0 million of expense incurred at Greiner and Arrow, increased employee compensation cost to support growth in the business and higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue decreased from 10.8% for the six months ended March 31, 2024 to 10.5% for the six months ended March 31, 2025 as we benefited from the scale of our operations.

Commercial & Industrial

	Three Months Ended March 31,
	2025		2024
	$	%		%
	(Dollars in thousands, Percentage of revenues)
Revenues	$125,358	100.0%	$97,069	100.0%
Cost of services	98,505	78.6	76,806	79.1
Gross profit	26,853	21.4	20,263	20.9
Selling, general and administrative expenses	11,024	8.8	8,707	9.0
Gain on sale of assets	(23)	—	(68)	(0.1)
Operating income	$15,852	12.6%	$11,624	12.0%

Revenues. Revenues in our Commercial & Industrial segment increased by $28.3 million, or 29.1%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by continued strong demand, particularly in the data center and education end markets, and successful execution of backlog.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2025 increased by $6.6 million, or 32.5%, compared to the three months ended March 31, 2024. Gross profit as a percentage of revenue increased from 20.9% for the quarter ended March 31, 2024 to 21.4% for the quarter ended March 31, 2025 as we benefited from improved volumes, project execution and bid margins.
Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2025 increased by $2.3 million, or 26.6%, compared to the three months ended March 31, 2024 primarily as a result of increased employee compensation cost, including higher incentive compensation as a result of successful project execution. Selling, general and administrative expenses as a percentage of revenue decreased from 9.0% for the three months ended March 31, 2024 to 8.8% for the three months ended March 31, 2025 as we benefited from the scale of our operations.

	Six Months Ended March 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$213,849	100.0%	$182,021	100.0%
Cost of services	171,880	80.4	147,851	81.2
Gross profit	41,969	19.6	34,170	18.8
Selling, general and administrative expenses	19,088	8.9	15,554	8.5
Gain on sale of assets	(27)	—	(53)	—
Operating income	$22,908	10.7%	$18,669	10.3%

Revenues. Revenues in our Commercial & Industrial segment increased by $31.8 million, or 17.5%, during the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The increase was primarily driven by continued strong demand, particularly in the data center and education end markets, and successful execution of backlog.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2025 increased by $7.8 million, or 22.8%, compared to the six months ended March 31, 2024. Gross profit as a percentage of revenue increased from 18.8% for the six months ended March 31, 2024 to 19.6% for the six months ended March 31, 2025 as we benefited from improved volumes, project execution and bid margins across the business.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2025 increased by $3.5 million, or 22.7%, compared to the six months ended March 31, 2024 primarily as a result of increased employee compensation cost, including higher incentive compensation as a result of successful project execution. Selling, general and administrative expenses as a percentage of revenue increased from 8.5% for the six months ended March 31, 2024 to 8.9% for the six months ended March 31, 2025.
INTEREST AND OTHER EXPENSE, NET

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Interest expense	$164	$336
Deferred financing charges	102	70
Total interest expense	266	406

Interest income	(657)	(1,091)
Other (income) expense, net	(5,596)	2,227
Total other (income) expense, net	(6,253)	1,136
Total interest and other (income) expense, net	$(5,987)	$1,542

During the three months ended March 31, 2025, we incurred interest expense of $0.3 million primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $264.9 million. This compares to interest expense of $0.4 million for the three months ended March 31, 2024, primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.6 million under our revolving credit facility and an average unused line of credit balance of $142.7 million.

The change in total other (income) expense, net for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 is primarily the result of unrealized gains on investments in trading securities of $5.5 million in the three months ended March 31, 2025 compared to unrealized losses of $1.8 million on investments in trading securities in the three months ended March 31, 2024.

	Six Months Ended March 31,
	2025	2024
	(In thousands)
Interest expense	$607	$663
Deferred financing charges	177	140
Total interest expense	784	803

Interest income	(1,620)	(2,267)
Other (income) expense, net	(8,196)	2,010
Total other income, net	(9,816)	(257)
Total interest and other (income) expense, net	$(9,032)	$546

During the six months ended March 31, 2025, we incurred interest expense of $0.8 million primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $203.6 million. This compares to interest expense of $0.8 million for the six months ended March 31, 2024, primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $142.5 million.

The increase in total other income, net for the six months ended March 31, 2025, compared with March 31, 2024 is primarily the result of unrealized gains on investments in trading securities of $7.8 million in the six months ended March 31, 2025 compared to unrealized losses on investments in trading securities of $1.9 million in the six months ended March 31, 2024, partially offset by a decrease in interest income from $2.3 million in the six months ended March 31, 2024 to $1.6 million in the six months ended March 31, 2025.
PROVISION FOR INCOME TAXES

We recorded income tax expense of $26.1 million for the three months ended March 31, 2025, compared to $19.4 million for the three months ended March 31, 2024, driven by increased pretax income.
We recorded income tax expense of $46.1 million for the six months ended March 31, 2025, compared to $34.8 million for the six months ended March 31, 2024, driven by increased pretax income.
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

	March 31,	December 31,	September 30,	June 30,
	2025	2024	2024	2024
Remaining performance obligations	$1,225,985	$1,214,828	$1,175,695	$1,177,184
Agreements without an enforceable obligation (1)	586,724	539,164	610,459	519,973
Backlog	$1,812,709	$1,753,992	$1,786,154	$1,697,157
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.

WORKING CAPITAL

During the six months ended March 31, 2025, working capital exclusive of cash increased by $105.6 million from September 30, 2024, reflecting a $121.2 million increase in current assets excluding cash partially offset by a $15.6 million increase in current liabilities during the period.

During the six months ended March 31, 2025, our current assets exclusive of cash increased to $892.1 million, as compared to $770.9 million as of September 30, 2024. The increase was primarily driven by a $30.8 million increase in marketable securities as a portion of our excess cash was invested in trading securities and a $45.8 million increase in trade accounts receivable due to the timing of customer billings at the end of the period. In addition, costs and estimated earnings in excess of billings increased $27.3 million, driven by the timing of contract billings.

During the six months ended March 31, 2025, our total current liabilities increased by $15.6 million to $538.2 million, compared to $522.6 million as of September 30, 2024, driven by a $11.0 million increase in accounts payable and accrued expenses primarily as a result of the timing of vendor payments at all of our operating segments and a $4.6 million increase in billings in excess of costs and estimated earnings driven by the timing of contract billings on projects on which revenue is recognized using the percentage of completion method.

Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2025, the estimated cost to complete our bonded projects was approximately $139.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

On January 21, 2025 we entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, our maximum revolver amount increased from $150 million to $300 million, and the maturity date was extended from September 30, 2026 to January 21, 2030. In addition, the limitation on borrowings based on available collateral under the previous credit agreement was eliminated under the Amended Credit Agreement.

Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. As of March 31, 2025, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
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

At March 31, 2025, we had $5.5 million in outstanding letters of credit and no outstanding borrowings under our revolving credit facility.
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

Net cash provided by operating activities was $62.1 million during the six months ended March 31, 2025, as compared to $58.7 million in the six months ended March 31, 2024. The increase in operating cash flow resulted from increased earnings in the six months ended March 31, 2025, partially offset by an increase in cash used in working capital during the six months ended March 31, 2025 as compared with the six months ended March 31, 2024.

Investing Activities

Net cash used in investing activities was $97.1 million for the six months ended March 31, 2025, compared to $11.4 million used in investing activities in the six months ended March 31, 2024. During the six months ended March 31, 2025, we paid $44.9 million to acquire a membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business formerly owned by McDermott International, Ltd. We also made capital expenditures of $30.1 million as we continued to purchase new assets instead of entering into new lease agreements at our Communications segment and made other capital expenditures to support the growth of our business. Additionally, we paid $22.6 million in conjunction with business combinations, primarily related to the acquisition of Arrow in January 2025. During the six months ended March 31, 2024, we used $13.4 million for capital expenditures to support the growth of our business.

Financing Activities

Net cash used in financing activities for the six months ended March 31, 2025 was $43.4 million, compared to $17.1 million for the six months ended March 31, 2024. Net cash used in financing activities for the six months ended March 31, 2025 included $36.3 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, and $5.0 million in distributions to noncontrolling interests under operating agreements in connection with certain acquisitions. Net cash used in financing activities for the six months ended March 31, 2024 included $4.1 million to settle our contingent consideration liability related to prior year acquisitions, $7.9 million in distributions to noncontrolling interests under operating agreements in connection with certain acquisitions, and $3.2 million in repurchases of our common stock to satisfy statutory withholding requirements upon the vesting of employee stock compensation.
Stock Repurchase Program

On July 31, 2024, our Board authorized a stock repurchase program for the purchase from time to time of up to $200.0 million of the Company’s common stock after the previous stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 139,362 shares pursuant to our repurchase programs during the six months ended March 31, 2025.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2025, we did not have any such firm commitments to purchase materials outstanding. In connection with expected growth in our business, we are planning to expand capacity in certain areas. Further, based on the relative costs and benefits of purchasing certain assets compared with leasing, we expect to satisfy an increased proportion of our vehicle and equipment needs through purchasing and to reduce our reliance on leasing. As a result, we have updated our capital expenditure expectations for the current fiscal year, and now expect our capital expenditures for the year ending September 30, 2025 will range from $70 million to $80 million, compared to $45.2 million for the year ended September 30, 2024. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

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

Investment Risk

We are exposed to market price volatility for our investments in marketable securities which are carried at fair value measured using market prices, with gains and losses included in “Other (income) expense, net” on our Condensed Consolidated Statements of Comprehensive Income. Changes in the market value of these investments could create volatility in our reported earnings from period to period, and a decline in value of our investments could have an adverse impact on our reported earnings. Changes in market value of these investments measured at fair value resulted in an unrealized gain of $7.8 million in the six months ended March 31, 2025. As of March 31, 2025, we had investments in marketable securities with a fair value of $65.8 million, and a 10% increase or decrease in the market value of these investments would cause a $6.6 million increase or decrease, respectively, to the carrying value of our investments in marketable securities and our pre-tax income. The hypothetical 10% increase or decrease does not represent the maximum extent to which the fair value of our investments could be affected by changes in market conditions. Our investments could decline in value by a far greater amount as a result of volatility in the equity markets and the concentrated nature of our investment portfolio.

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Any long-term debt that may be outstanding from time to time under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. Under the Amended Credit Agreement, we have the option to use SOFR as the benchmark for establishing the interest rate charged on our borrowings. If we choose to use SOFR to establish the interest rate on our borrowings and SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We had no borrowings outstanding under our revolving credit facility as of March 31, 2025.
Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In the fiscal year ended September 30, 2024, we began planning and preparing for our phased implementation of a new enterprise resource planning (“ERP”) system, which will replace and upgrade many of our existing financial systems and processes. The ERP system is designed to accurately maintain our financial records and provide timely information to management to be used in operating the business. The first phase was implemented in the quarter ended December 31, 2024 and the Company has continued working toward the next phase of the implementation throughout the quarter ended March 31, 2025. Upon the first phase implementation, the Company updated its internal controls as appropriate. As the implementation activities take place, we will continue to monitor the impact of the implementation on our financial reporting business processes and evaluate each quarter whether there are changes that affect our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
January 1, 2025 – January 31, 2025	—	$—	—	$193,723,286
February 1, 2025 – February 28, 2025	40,200	$186.90	40,200	$186,209,997
March 1, 2025 – March 31, 2025	78,114	$165.54	78,114	$173,278,656
Total	118,314	$172.80	118,314	$173,278,656
(1)    The total number of shares purchased includes shares purchased pursuant to the program described in footnote (2) below.
(2)    On July 31, 2024, the Board authorized a new stock repurchase program for the purchase of up to $200 million of the Company’s common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's Insider Trading Policy. During the three months ended March 31, 2025, none of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined under Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2025.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)