Form 10-Q
period 2025-06-30
IES Holdings, Inc.
filed 2025-08-01
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
13131 Dairy Ashford Rd., Suite 500, Sugar Land, Texas 77478
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 31, 2025, there were 19,854,463 shares of common stock outstanding.

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)

	June 30,	September 30,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,445	$100,832
Restricted cash	7,003	—
Marketable securities	66,815	35,003
Accounts receivable:
Trade, net of allowance of $2,209 and $1,818, respectively	535,541	469,833
Retainage	98,455	89,793
Inventories	108,775	101,728
Costs and estimated earnings in excess of billings	74,744	60,139
Prepaid expenses and other current assets	20,076	14,366
Total current assets	1,012,854	871,694
Property and equipment, net	164,362	134,197
Goodwill	95,295	93,960
Intangible assets, net	38,877	45,890
Investments	44,900	—
Deferred tax assets	22,410	22,458
Operating right of use assets	77,169	61,956
Other non-current assets	13,855	13,871
Total assets	$1,469,722	$1,244,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	391,770	363,582
Billings in excess of costs and estimated earnings	154,803	158,972
Total current liabilities	546,573	522,554
Long-term debt	20,000	—
Operating long-term lease liabilities	52,668	40,445
Other tax liabilities	17,748	16,677
Other non-current liabilities	10,315	12,241
Total liabilities	647,304	591,917
Noncontrolling interest	40,977	40,996
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 19,854,416 and 19,971,670 outstanding, respectively	220	220
Treasury stock, at cost, 2,195,113 and 2,077,859 shares, respectively	(127,700)	(90,325)
Additional paid-in capital	208,594	203,458
Retained earnings	700,327	497,760
Total stockholders’ equity	781,441	611,113
Total liabilities and stockholders’ equity	$1,469,722	$1,244,026
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Revenues	$890,158	$768,415
Cost of services	650,561	573,634
Gross profit	239,597	194,781
Selling, general and administrative expenses	127,334	104,694
Contingent consideration	338	43
Loss (gain) on sale of assets	23	(132)
Operating income	111,902	90,176
Interest and other expense:
Interest expense	534	395
Other expense, net	2,617	570
Income from operations before income taxes	108,751	89,211
Provision for income taxes	29,464	22,572
Net income	79,287	66,639
Net income attributable to noncontrolling interest	(2,057)	(4,539)
Comprehensive income attributable to IES Holdings, Inc.	$77,230	$62,100

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$3.86	$2.71
Diluted	$3.81	$2.67

Shares used in the computation of earnings per share:
Basic	19,856,289	20,224,102
Diluted	20,104,257	20,496,870

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Revenues	$2,473,665	$2,108,592
Cost of services	1,847,172	1,598,394
Gross profit	626,493	510,198
Selling, general and administrative expenses	346,417	285,816
Contingent consideration	1,016	78
Gain on sale of assets	(156)	(1,576)
Operating income	279,216	225,880
Interest and other (income) expense:
Interest expense	1,318	1,198
Other (income) expense, net	(7,199)	313
Income from operations before income taxes	285,097	224,369
Provision for income taxes	75,537	57,342
Net income	209,560	167,027
Net income attributable to noncontrolling interest	(5,375)	(11,062)
Comprehensive income attributable to IES Holdings, Inc.	$204,185	$155,965

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$10.16	$6.92
Diluted	$10.03	$6.84

Shares used in the computation of earnings per share:
Basic	19,938,694	20,216,981
Diluted	20,188,035	20,462,856

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In Thousands, Except Share Information)

	Three Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, March 31, 2025	22,049,529	$220	(2,161,213)	$(122,372)	$204,278	$623,657	$705,783
Acquisition of treasury stock	—	—	(33,900)	(5,328)	—	—	(5,328)
Non-cash compensation	—	—	—	—	4,316	—	4,316
Increase in noncontrolling interest	—	—	—	—	—	(560)	(560)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	77,230	77,230
BALANCE, June 30, 2025	22,049,529	$220	(2,195,113)	$(127,700)	$208,594	$700,327	$781,441

	Three Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, March 31, 2024	22,049,529	$220	(1,806,071)	$(50,428)	$204,088	$380,926	$534,806
Acquisition of treasury stock	—	—	(157,505)	(21,102)	—	—	(21,102)
Non-cash compensation	—	—	—	—	1,407	—	1,407
Increase in noncontrolling interest	—	—	—	—	—	(7,333)	(7,333)
Change in IES Holdings, Inc.'s ownership interest in consolidated subsidiaries	—	—	—	—	(2,356)	—	(2,356)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	62,100	62,100
BALANCE, June 30, 2024	22,049,529	$220	(1,963,576)	$(71,530)	$203,139	$435,693	$567,522

	Nine Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2024	22,049,529	$220	(2,077,859)	$(90,325)	$203,458	$497,760	$611,113
Issuances under compensation plans	—	—	94,752	4,218	(4,218)	—	—
Acquisition of treasury stock	—	—	(212,006)	(41,593)	—	—	(41,593)
Non-cash compensation	—	—	—	—	9,354	—	9,354
Increase in noncontrolling interest	—	—	—	—	—	(1,618)	(1,618)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	204,185	204,185
BALANCE, June 30, 2025	22,049,529	$220	(2,195,113)	$(127,700)	$208,594	$700,327	$781,441

	Nine Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2023	22,049,529	$220	(1,855,311)	$(49,450)	$203,431	$295,784	$449,985
Issuances under compensation plans	—	—	82,180	2,213	(2,213)	—	—
Acquisition of treasury stock	—	—	(191,445)	(24,320)	—	—	(24,320)
Options exercised	—	—	1,000	27	(19)	—	8
Non-cash compensation	—	—	—	—	4,296	—	4,296
Increase in noncontrolling interest	—	—	—	—	—	(16,056)	(16,056)
Change in IES Holdings, Inc's ownership interest in consolidated subsidiaries	—	—	—	—	(2,356)	—	(2,356)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	155,965	155,965
BALANCE, June 30, 2024	22,049,529	$220	(1,963,576)	$(71,530)	$203,139	$435,693	$567,522

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$209,560	$167,027
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	679	514
Deferred financing cost amortization	323	212
Depreciation and amortization	34,699	26,051
Gain on sale of assets	(156)	(1,576)
Non-cash compensation expense	9,416	4,333
Deferred income tax expense and other non-cash tax adjustments, net	477	3,823
Unrealized (gain) loss on trading securities	(4,098)	3,342
Changes in operating assets and liabilities:
Marketable securities	(27,714)	—
Accounts receivable	(64,223)	(80,266)
Inventories	4,467	(11,200)
Costs and estimated earnings in excess of billings	(14,605)	(699)
Prepaid expenses and other current assets	(14,275)	(37,262)
Other non-current assets	(1,368)	208
Accounts payable and accrued expenses	24,047	31,299
Billings in excess of costs and estimated earnings	(4,169)	34,790
Other non-current liabilities	1,035	1,025
Net cash provided by operating activities	154,095	141,621
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,270)	(30,891)
Proceeds from sale of assets	680	2,572
Purchases of equity investments	(44,900)	(380)
Cash paid in conjunction with business combinations, net of cash acquired	(22,609)	(67,698)
Net cash used in investing activities	(114,099)	(96,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	996,400	2,089,870
Repayments of debt	(976,400)	(2,089,870)
Cash paid for finance leases	(3,251)	(2,978)
Settlement of contingent consideration liability	—	(4,074)
Purchase of noncontrolling interest	—	(31,200)
Distribution to noncontrolling interest	(7,536)	(13,533)
Purchase of treasury stock	(41,593)	(24,320)
Options exercised	—	8
Net cash used in financing activities	(32,380)	(76,097)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,616	(30,873)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	100,832	75,770
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$108,448	$44,897

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

Income Taxes
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“Act”), a comprehensive legislative package that includes significant changes to federal tax policy. The Act, among other corporate provisions, includes the permanent extension of 100% bonus depreciation and the repeal of mandatory capitalization of domestic research and experimental expenditures. The Company is currently assessing the impact the Act will have on our overall financial results, financial position, and cash flows.

Equity Method Investments

We account for investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over an investee but does not grant us control. Significant influence generally exists when an investor owns 20% or more of the voting stock of an incorporated investee or a more than 3% to 5% interest in an unincorporated investee. Under the equity method of accounting, the carrying amount of an investment is initially recorded at cost basis and is subsequently adjusted for our proportionate share of earnings or losses, additional investments in the entity, and distributions. Our proportionate share of earnings or losses is recorded in earnings on our Condensed Consolidated Statements of Comprehensive Income.
Noncontrolling Interest
In connection with our acquisitions of Edmonson Electric, LLC (“Edmonson Electric”) and Bayonet Plumbing, Heating & Air-Conditioning, LLC (“Bayonet”) in fiscal 2021, and NEXT Electric, LLC in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest in each such entity being retained by the respective third-party seller. The interests retained by those third-party sellers are identified on our Condensed Consolidated Balance Sheets as “Noncontrolling interest,” classified outside of permanent equity. On June 28, 2024, we acquired the remaining 20 percent noncontrolling interest in Bayonet for $32,000.
Under the terms of each entity’s operating agreement, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in the applicable entity. In each case, the purchase price is variable, based on a multiple of earnings as defined in the applicable operating agreement. Therefore, each noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amounts assuming the noncontrolling interest was redeemable at the balance sheet date. If all of the noncontrolling interests remaining outstanding at June 30, 2025 had been redeemable at that date, the aggregate redemption amount would have been $40,977.

The activity in redeemable noncontrolling interest for the nine months ended June 30, 2025 and 2024 is summarized in the table below.

	Nine Months Ended June 30,
	2025	2024
Balance at beginning of period	$40,996	$49,951
Net income attributable to noncontrolling interests	5,375	11,062
Distributions to noncontrolling interests	(7,536)	(14,474)
Adjustments to record noncontrolling interests at redemption value	2,142	21,260
Adjustment to record noncontrolling interests at value of consideration paid to acquire ownership interest	—	3,120
Purchase of ownership interest from noncontrolling interests	—	(32,000)
Balance at end of period	$40,977	$38,919
On July 1, 2025, we acquired the remaining 20 percent noncontrolling interest in Edmonson Electric for $40,000.
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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 55 percent of the Company’s outstanding common stock based on a Form 4 filed by Tontine with the SEC on June 13, 2025 and the Company's shares outstanding as of July 31, 2025. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Jeffrey L. Gendell was appointed as Chief Executive Officer of the Company effective October 1, 2020, having served as the Company's Interim Chief Executive Officer since July 31, 2020. Mr. Gendell also serves as Chairman of the Board of Directors, a position he has held since November 2016. Effective July 1, 2025, Mr. Gendell transitioned from Chief Executive Officer to Executive Chairman. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of our Board of Directors since February 2012, and who previously served as Interim Director of Operations from November 2017 to January 2019, as Vice Chairman of the Board from November 2016 to November 2017 and as Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until January 2018.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three and nine months ended June 30, 2025 and 2024 was derived from the following activities. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. See details in the following tables:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Communications	$299,213	$192,303	$805,189	$556,554
Residential
Single-family Electrical	171,792	195,677	501,074	540,265
Single-family Plumbing & HVAC	86,329	89,534	239,680	243,805
Multi-family and Other	87,917	92,325	243,221	248,694
Total Residential	346,038	377,536	983,975	1,032,764
Infrastructure Solutions
Industrial Services	23,708	11,786	71,553	34,960
Custom Engineered Solutions	105,780	90,236	283,680	205,739
Total Infrastructure Solutions	129,488	102,022	355,233	240,699
Commercial & Industrial	115,419	96,554	$329,268	278,575
Total revenue	$890,158	$768,415	$2,473,665	$2,108,592

	Three Months Ended June 30, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$211,644	$346,038	$118,930	$102,855	$779,467
Time-and-material	87,569	—	10,558	12,564	110,691
Total revenue	$299,213	$346,038	$129,488	$115,419	$890,158

	Three Months Ended June 30, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$131,536	$377,536	$93,138	$75,540	$677,750
Time-and-material	60,767	—	8,884	21,014	90,665
Total revenue	$192,303	$377,536	$102,022	$96,554	$768,415

	Nine Months Ended June 30, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$580,389	$983,975	$325,607	$287,474	$2,177,445
Time-and-material	224,800	—	29,626	41,794	296,220
Total revenue	$805,189	$983,975	$355,233	$329,268	$2,473,665

	Nine Months Ended June 30, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$397,903	$1,032,764	$227,561	$232,422	$1,890,650
Time-and-material	158,651	—	13,138	46,153	217,942
Total revenue	$556,554	$1,032,764	$240,699	$278,575	$2,108,592

Accounts Receivable

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of June 30, 2025, Accounts receivable included $13,639 of unbilled receivables for which we have an unconditional right to bill.
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

During the nine months ended June 30, 2025 and 2024, we recognized revenue of $145,991 and $96,889 related to our contract liabilities at September 30, 2024 and 2023, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At June 30, 2025, we had remaining performance obligations of $1,295,207. The Company expects to recognize revenue on approximately $940,247 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three and nine months ended June 30, 2025, net revenue recognized from our performance obligations satisfied in previous periods was not material.
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
Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. As of June 30, 2025, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
At June 30, 2025, we had $20,000 in borrowings under our revolving credit facility, and we had no outstanding borrowings under our revolving credit facility at September 30, 2024. At June 30, 2025, we had $5,545 in outstanding letters of credit and our total availability under the revolving credit facility was $274,455.

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
5. PER SHARE INFORMATION

The following table reconciles the components of basic and diluted earnings per share for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to IES Holdings, Inc.	$77,230	$62,100	$204,185	$155,965
Increase in noncontrolling interest	(560)	(7,333)	(1,618)	(16,056)
Net income attributable to common stockholders of IES Holdings, Inc.	$76,670	$54,767	$202,567	$139,909

Denominator:
Weighted average common shares outstanding — basic	19,856,289	20,224,102	19,938,694	20,216,981
Effect of dilutive stock options and non-vested securities	247,968	272,768	249,341	245,875
Weighted average common and common equivalent shares outstanding — diluted	20,104,257	20,496,870	20,188,035	20,462,856

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$3.86	$2.71	$10.16	$6.92
Diluted	$3.81	$2.67	$10.03	$6.84

Potentially dilutive securities excluded from the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:
Employee phantom stock units	—	187	20,552	796
For the three and nine months ended June 30, 2024, the average price of our common shares exceeded the exercise price of all of our outstanding stock options. As a result, all of our outstanding stock options were included in the computation of diluted earnings per share. We had no remaining outstanding unvested stock options during the three and nine months ended June 30, 2025.
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

Segment information for the three and nine months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$299,213	$346,038	$129,488	$115,419	$—	$890,158
Cost of services	226,089	248,726	83,329	92,417	—	650,561
Gross profit	73,124	97,312	46,159	23,002	—	239,597
Selling, general and administrative	25,416	63,932	13,114	10,055	14,817	127,334
Contingent consideration	—	—	338	—	—	338
Loss (gain) on sale of assets	(14)	4	35	(2)	—	23
Operating income (loss)	$47,722	$33,376	$32,672	$12,949	$(14,817)	$111,902
Other data:
Depreciation and amortization expense	$1,403	$5,937	$3,338	$752	$234	$11,664
Capital expenditures	$6,370	$3,019	$4,230	$2,709	$820	$17,148
Total assets	$371,190	$371,752	$344,026	$104,406	$278,348	$1,469,722

	Three Months Ended June 30, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$192,303	$377,536	$102,022	$96,554	$—	$768,415
Cost of services	155,184	272,224	71,366	74,860	—	573,634
Gross profit	37,119	105,312	30,656	21,694	—	194,781
Selling, general and administrative	16,122	61,662	10,886	8,717	7,307	104,694
Contingent consideration	—	—	43	—	—	43
Gain on sale of assets	(7)	(70)	(3)	(52)	—	(132)
Operating income (loss)	$21,004	$43,720	$19,730	$13,029	$(7,307)	$90,176
Other data:
Depreciation and amortization expense	$931	$5,282	$3,656	$517	$227	$10,613
Capital expenditures	$6,319	$5,279	$4,862	$801	$271	$17,532
Total assets	$262,677	$400,539	$289,619	$97,741	$104,760	$1,155,336

	Nine Months Ended June 30, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$805,189	$983,975	$355,233	$329,268	$—	$2,473,665
Cost of services	620,211	727,863	234,801	264,297	—	1,847,172
Gross profit	184,978	256,112	120,432	64,971	—	626,493
Selling, general and administrative	69,095	176,395	36,869	29,143	34,915	346,417
Contingent consideration	—	—	1,016	—	—	1,016
Loss (gain) on sale of assets	(73)	(159)	105	(29)	—	(156)
Operating income (loss)	$115,956	$79,876	$82,442	$35,857	$(34,915)	$279,216
Other data:
Depreciation and amortization expense	$3,861	$17,261	$10,953	$1,937	$687	$34,699
Capital expenditures	$17,422	$9,108	$9,340	$7,840	$3,560	$47,270
Total assets	$371,190	$371,752	$344,026	$104,406	$278,348	$1,469,722

	Nine Months Ended June 30, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$556,554	$1,032,764	$240,699	$278,575	$—	$2,108,592
Cost of services	444,225	763,351	168,107	222,711	—	1,598,394
Gross profit	112,329	269,413	72,592	55,864	—	510,198
Selling, general and administrative	48,011	168,298	25,798	24,271	19,438	285,816
Contingent consideration	—	35	43	—	—	78
Gain on sale of assets	(27)	(1,427)	(3)	(105)	(14)	(1,576)
Operating income (loss)	$64,345	$102,507	$46,754	$31,698	$(19,424)	$225,880
Other data:
Depreciation and amortization expense	$2,520	$15,256	$6,112	$1,477	$686	$26,051
Capital expenditures	$8,255	$12,067	$6,897	$3,019	$653	$30,891
Total assets	$262,677	$400,539	$289,619	$97,741	$104,760	$1,155,336

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of phantom stock units, performance awards and stock options as well as grants of stock, including restricted stock. The Equity Incentive Plan was amended and restated effective February 20, 2025 following approval by stockholders at the Company's 2025 Annual Meeting of Stockholders to, among other things, authorize the issuance of an additional 750,000 shares under the Equity Incentive Plan and extend its term to February 19, 2035. As of June 30, 2025, approximately 3.75 million shares of common stock were authorized for issuance under the Equity Incentive Plan, of which approximately 1,265,795 shares were available for issuance.

Stock Repurchase Program

On July 31, 2024, our Board authorized a stock repurchase program for the purchase from time to time of up to $200,000 of the Company’s common stock after the previous stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 33,900 and 173,262 shares of our common stock during the three and nine months ended June 30, 2025 in open market transactions at an average price of $157.16 and $174.25 per share, respectively. We repurchased 157,505 shares of our common stock during the three and nine months ended June 30, 2024 in open market transactions at an average price of $132.92.

Treasury Stock

During the nine months ended June 30, 2025, we issued 94,752 shares of common stock from treasury stock to employees and repurchased 38,744 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain phantom stock units under the Equity Incentive Plan.

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

A summary of Employee PSU activity for the nine months ended June 30, 2025 is provided in the table below:

Unvested at September 30, 2024	300,301
Granted	103,599
Vested	(94,752)
Forfeited	(1,803)
Unvested at June 30, 2025	307,345
A summary of the compensation expense related to our stock awards recognized during the three and nine months ended June 30, 2025 and 2024 is provided in the table below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Director PSUs	$173	$134	$492	$364
Employee PSUs	$4,157	$1,274	$8,924	$3,969
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

	June 30, 2025	September 30, 2024
Marketable equity securities	$66,815	$31,639
Marketable debt securities	—	3,364
Marketable securities	$66,815	$35,003
Gains and losses to measure our investments in marketable equity and debt securities at fair value were included in “Other (income) expense, net” on our Condensed Consolidated Statements of Comprehensive Income. Our unrealized net gains (losses), which are calculated as total net gains (losses) recognized during the period less net gains (losses) recognized on securities sold during the period, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Unrealized gain (loss) on marketable equity securities	$(3,764)	$(1,497)	$4,098	$(3,349)
Unrealized gain (loss) on marketable debt securities	—	(55)	—	7
Total unrealized gain (loss) on trading securities	$(3,764)	$(1,552)	$4,098	$(3,342)

Equity Method Investments

On December 2, 2024, we paid $44,900 to acquire a 12.5% membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business, a designer and builder of storage facilities, tanks and terminals for energy and industrial markets, formerly owned by McDermott International, Ltd. Our investment, which was included in “Investments” on our Condensed Consolidated Balance Sheets, is measured using the equity method of accounting, wherein the carrying value of our investment is initially recorded at cost basis and subsequently adjusted for our proportionate share of earnings or losses, additional investments, and distributions. We recorded no earnings or loss on our investment in Jett in the three and nine months ended June 30, 2025 and the carrying value of our investment in Jett was $44,900 at June 30, 2025.

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and contract assets and liabilities approximate fair values due to their short-term nature. The carrying value of borrowings under our revolving credit facility approximates fair value as its effective interest rate is variable and approximates market rates.

At June 30, 2025 and September 30, 2024, financial assets and liabilities measured at fair value on a recurring basis were limited to investments in marketable equity and debt securities classified as trading securities, our executive savings plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.
Financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2025 and September 30, 2024, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	June 30, 2025
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$66,815	$66,815	$—
Executive savings plan assets	1,051	1,051	—
Executive savings plan liabilities	(919)	(919)	—
Contingent consideration liability	(4,484)	—	(4,484)
Total	$62,463	$66,947	$(4,484)

	September 30, 2024
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	$31,639	$31,639	$—
Marketable debt securities	3,364	3,364	—
Executive savings plan assets	986	986	—
Executive savings plan liabilities	(852)	(852)	—
Contingent consideration liability	(3,468)	—	(3,468)
Total	$31,669	$35,137	$(3,468)
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
The table below presents the change in fair value of liabilities measured using significant unobservable inputs (Level 3).

Contingent consideration liability
Fair value at September 30, 2024	$(3,468)
Net adjustments to fair value included in “Contingent consideration”	(1,016)
Fair value at June 30, 2025	$(4,484)

10. INVENTORY

Inventories consist of the following components:

	June 30,	September 30,
	2025	2024
Raw materials	$26,446	$14,078
Work in process	13,016	12,494
Finished goods	6,893	4,389
Parts and supplies	62,420	70,767
Total inventories	$108,775	$101,728

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment during the nine months ended June 30, 2025:

	Communications	Residential	Infrastructure Solutions		Commercial & Industrial	Total
Goodwill at September 30, 2024	$2,816	$51,370	$39,774		$—	$93,960
Acquisitions	—	—	1,335	(1)	—	1,335
Goodwill at June 30, 2025	$2,816	$51,370	$41,109		$—	$95,295
(1)     On January 31, 2025, the Company acquired all of the equity interests of Arrow Engine Company for a purchase price of $22,406. As of the date of this report, the fair value of the total consideration for this transaction and the amount of goodwill acquired are pending our final valuation of the net deferred tax liability acquired.
Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			June 30, 2025
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$15,121	$(8,121)	$7,000
Technical library	20			400	(236)	164
Customer relationships	1	-	15	94,746	(63,247)	31,499
Backlog and construction contracts	1	-	2	750	(536)	214
Total intangible assets				$111,017	$(72,140)	$38,877

	Estimated Useful Lives (in Years)			September 30, 2024
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$13,821	$(6,964)	$6,857
Technical library	20			400	(221)	179
Customer relationships	1	-	15	92,796	(54,478)	38,318
Backlog and construction contracts	1	-	2	750	(214)	536
Total intangible assets				$107,767	$(61,877)	$45,890

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

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2025 and September 30, 2024, we had $11,435 and $11,158, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2025 and September 30, 2024, $5,545 and $4,756, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.
Surety

As of June 30, 2025, the estimated cost to complete our bonded projects was approximately $142,193. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.
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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2025, we did not have any such firm commitments to purchase materials outstanding.
13. SUPPLEMENTAL CASH FLOW INFORMATION
The following provides a reconciliation of the components of cash, cash equivalents and restricted cash to the amounts reported on our Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024, which sum to the amounts shown in our Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2025.

	June 30, 2025	September 30, 2024
Cash and cash equivalents	$101,445	$100,832
Restricted cash	7,003	—
Cash, cash equivalents and restricted cash	$108,448	$100,832

Additional cash and noncash activities in the nine months ended June 30, 2025 and 2024 were as follows:

	Nine Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
Cash paid for interest	$564	$405
Cash paid for income taxes, net	$94,078	$57,790

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$35,328	$12,691
Right-of-use assets obtained in exchange for new finance lease liabilities	$663	$1,268
14. SUBSEQUENT EVENTS

Purchase of Remaining Ownership Interest in Edmonson Electric
On July 1, 2025, we acquired the remaining 20 percent noncontrolling interest in Edmonson Electric for $40,000.

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

Current Market and Operating Conditions

Throughout the first nine months of fiscal 2025, our business has benefited from strong demand continuing across many of our key end markets. However, our business segments each have their own unique set of factors influencing demand for our services. Housing affordability challenges from elevated mortgage rates and inflation, as well as the impact of overall economic uncertainty on consumer confidence, have persisted throughout the spring and into the summer, which is typically an active time for home sales. In response to this, many large home builders have increased their offerings of customer incentives as they focus on maintaining volume through fluctuations in consumer demand. These incentives have put pressure on our revenues and gross margins in our single-family business. Current tariff policy could exacerbate these housing affordability and consumer confidence issues, which could further impact our single-family business. In the multi-family residential business, higher borrowing costs for project owners during fiscal 2024 resulted in a reduction in backlog entering fiscal 2025, which in turn drove a reduction in multi-family residential revenues for fiscal 2025 to date. Backlog across our business segments as a whole remains high, reflecting strong demand in key end markets. Demand with respect to data centers, a key end market served by our Communications, Infrastructure Solutions, and Commercial & Industrial segments, remains particularly strong. However, availability of labor and capacity could constrain the rate at which we are able to grow our business in this end market.
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

	Three Months Ended June 30,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$890,158	100.0%	$768,415	100.0%
Cost of services	650,561	73.1	573,634	74.7
Gross profit	239,597	26.9	194,781	25.3
Selling, general and administrative expenses	127,334	14.3	104,694	13.6
Contingent consideration	338	—	43	—
Loss (gain) on sale of assets	23	—	(132)	—
Operating income	111,902	12.6	90,176	11.7
Interest and other expense, net	3,151	0.4	965	0.1
Income from operations before income taxes	108,751	12.2	89,211	11.6
Provision for income taxes	29,464	3.3	22,572	2.9
Net income	79,287	8.9	66,639	8.7
Net income attributable to noncontrolling interest	(2,057)	(0.2)	(4,539)	(0.6)
Net income attributable to IES Holdings, Inc.	$77,230	8.7%	$62,100	8.1%

Consolidated revenues for the three months ended June 30, 2025, were $121.7 million higher than for the three months ended June 30, 2024, an increase of 15.8%, with increases at our Communications, Infrastructure Solutions and Commercial & Industrial segments and a decrease at our Residential segment. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the three months ended June 30, 2025 increased $44.8 million compared to the three months ended June 30, 2024. Our overall gross profit percentage was 26.9% during the three months ended June 30, 2025, as compared to 25.3% during the three months ended June 30, 2024. Gross profit as a percentage of revenue increased at our Communications, Residential and Infrastructure Solutions segments and decreased at our Commercial & Industrial segment. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended June 30, 2025, our selling, general and administrative expenses were $127.3 million, an increase of $22.6 million, or 21.6%, over the three months ended June 30, 2024, driven by increased personnel costs across our operating segments to support their growth and increased incentive compensation in connection with higher earnings than in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses increased from 13.6% for the three months ended June 30, 2024 to 14.3% for the three months ended June 30, 2025.

	Nine Months Ended June 30,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$2,473,665	100.0%	$2,108,592	100.0%
Cost of services	1,847,172	74.7	1,598,394	75.8
Gross profit	626,493	25.3	510,198	24.2
Selling, general and administrative expenses	346,417	14.0	285,816	13.6
Contingent consideration	1,016	—	78	—
Gain on sale of assets	(156)	—	(1,576)	(0.1)
Operating income	279,216	11.3	225,880	10.7
Interest and other (income) expense, net	(5,881)	(0.2)	1,511	0.1
Income from operations before income taxes	285,097	11.5	224,369	10.6
Provision for income taxes	75,537	3.1	57,342	2.7
Net income	209,560	8.5	167,027	7.9
Net income attributable to noncontrolling interest	(5,375)	(0.2)	(11,062)	(0.5)
Net income attributable to IES Holdings, Inc.	$204,185	8.3%	$155,965	7.4%
Consolidated revenues for the nine months ended June 30, 2025, were $365.1 million higher than for the nine months ended June 30, 2024, an increase of 17.3%, with increases at our Communications, Infrastructure Solutions and Commercial & Industrial segments and a decrease at our Residential segment. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the nine months ended June 30, 2025 increased $116.3 million compared to the nine months ended June 30, 2024. Our overall gross profit percentage increased to 25.3% during the nine months ended June 30, 2025, as compared to 24.2% during the nine months ended June 30, 2024. Gross profit as a percentage of revenue increased at our Communications and Infrastructure Solutions segments and decreased at our Residential and Commercial & Industrial segments. See further discussion below of changes in gross margin for our individual segments.

During the nine months ended June 30, 2025, our selling, general and administrative expenses were $346.4 million, an increase of $60.6 million, or 21.2%, over the nine months ended June 30, 2024, driven primarily by increased personnel costs across our operating segments to support their growth and increased incentive compensation in connection with higher earnings than in the prior fiscal year. Selling, general and administrative expenses as a percentage of revenue increased from 13.6% for the nine months ended June 30, 2024 to 14.0% for the nine months ended June 30, 2025.

Communications

	Three Months Ended June 30,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$299,213	100.0%	$192,303	100.0%
Cost of services	226,089	75.6	155,184	80.7
Gross profit	73,124	24.4	37,119	19.3
Selling, general and administrative expenses	25,416	8.5	16,122	8.4
Gain on sale of assets	(14)	—	(7)	—
Operating income	$47,722	15.9%	$21,004	10.9%

Revenues. Our Communications segment’s revenues increased by $106.9 million during the three months ended June 30, 2025, or 55.6%, compared to the three months ended June 30, 2024. The increase primarily resulted from an increase in demand, particularly in the data center market.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2025 increased by $36.0 million, or 97.0%, compared to the three months ended June 30, 2024. Gross profit as a percentage of revenue was 24.4% in the three months ended June 30, 2025 compared to 19.3% in the three months ended June 30, 2024. The increase in gross profit and gross margin primarily reflects strong demand as discussed above and successful project execution.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $9.3 million, or 57.6%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase primarily reflects higher personnel cost to support business growth and higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue was 8.5% during the three months ended June 30, 2025, compared to 8.4% during the three months ended June 30, 2024 as the increase in selling, general and administrative expenses was generally consistent with the Communications segment's revenue growth during the period.

	Nine Months Ended June 30,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$805,189	100.0%	$556,554	100.0%
Cost of services	620,211	77.0	444,225	79.8
Gross profit	184,978	23.0	112,329	20.2
Selling, general and administrative expenses	69,095	8.6	48,011	8.6
Gain on sale of assets	(73)	—	(27)	—
Operating income	$115,956	14.4%	$64,345	11.6%

Revenues. Our Communications segment's revenues increased by $248.6 million, or 44.7%, during the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The increase primarily resulted from an increase in demand, particularly in the data center market.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2025 increased by $72.6 million, or 64.7%, as compared to the nine months ended June 30, 2024. Gross profit as a percentage of revenue increased from 20.2% to 23.0%. The increase in gross profit and gross margin primarily reflects strong demand as discussed above and successful project execution.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $21.1 million, or 43.9%, during the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The increase primarily reflects higher personnel cost to support business growth and higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue was 8.6% during the nine months ended both June 30, 2025 and 2024 as the increase in selling, general and administrative expenses was generally consistent with the Communications segment's revenue growth during the period.

Residential

	Three Months Ended June 30,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$346,038	100.0%	$377,536	100.0%
Cost of services	248,726	71.9	272,224	72.1
Gross profit	97,312	28.1	105,312	27.9
Selling, general and administrative expenses	63,932	18.5	61,662	16.3
(Gain) loss on sale of assets	4	—	(70)	—
Operating income	$33,376	9.6%	$43,720	11.6%

Revenues. Our Residential segment’s revenues decreased by $31.5 million, or 8.3%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Our single-family electrical revenues decreased by $23.9 million and our single-family plumbing and HVAC revenues decreased by $3.2 million compared to the prior year period, with expansion of the plumbing and HVAC trades into new markets partly offsetting the impact of slowing demand. Consumer demand in the single-family housing market was impacted by concerns over housing affordability and general economic conditions, leading to a decline in construction volumes and pressure on pricing during the period. Our multi-family revenues also decreased by $4.4 million, or 4.8%, driven by a reduction in backlog from fiscal years 2023 and 2024 due to the impact of continued elevated interest rates on demand.

Gross Profit. During the three months ended June 30, 2025, our Residential segment's gross profit decreased by $8.0 million, or 7.6%, compared to the three months ended June 30, 2024, driven primarily by lower volume as discussed above. Gross profit as a percentage of revenue increased to 28.1% during the three months ended June 30, 2025, compared to 27.9% for the three months ended June 30, 2024 as reduced material costs and improved project execution in our multi-family business resulting from improved procurement and other processes offset the impact of lower volume.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $2.3 million, or 3.7%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily driven by higher personnel and other administrative costs to support the future growth of our business. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 18.5% during the three months ended June 30, 2025, compared to 16.3% in the three months ended June 30, 2024. The increase as a percentage of revenue was primarily driven by the decrease in revenues as discussed above.

	Nine Months Ended June 30,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$983,975	100.0%	$1,032,764	100.0%
Cost of services	727,863	74.0	763,351	73.9
Gross profit	256,112	26.0	269,413	26.1
Selling, general and administrative expenses	176,395	17.9	168,298	16.3
Contingent consideration	—	—	35	(0.1)
Gain on sale of assets	(159)	—	(1,427)	(0.1)
Operating income	$79,876	8.1%	$102,507	9.9%

Revenues. Our Residential segment's revenues decreased by $48.8 million, or 4.7%, during the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The decrease in revenues was primarily driven by a decrease of $39.2 million, or 7.3%, in our single-family electrical business revenues compared to the prior year period as consumer demand in the single-family housing market was impacted by concerns over housing affordability and general economic conditions, leading to a decline in construction volumes and pressure on pricing during the period.

Gross Profit. During the nine months ended June 30, 2025, our Residential segment's gross profit decreased by $13.3 million, or 4.9%, compared to the nine months ended June 30, 2024. The decrease in gross profit reflects the decline in volume as discussed above and reduced pricing to our customers, partially offset by reduced material costs and improved project execution in our multi-family business. Gross profit as a percentage of revenue was 26.0% during the nine months ended June 30, 2025, compared to 26.1% during the nine months ended June 30, 2024.

Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $8.1 million, or 4.8%, during the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The increase was primarily driven by higher personnel and other administrative costs to support the future growth of our business. Selling, general and administrative expenses as a percentage of revenue increased to 17.9% during the nine months ended June 30, 2025, compared to 16.3% during the nine months ended June 30, 2024. The increase as a percentage of revenue was primarily driven by the decrease in revenues as discussed above.
Infrastructure Solutions

	Three Months Ended June 30,
	2025		2024
	$	%		%
	(Dollars in thousands, Percentage of revenues)
Revenues	$129,488	100.0%	$102,022	100.0%
Cost of services	83,329	64.4	71,366	70.0
Gross profit	46,159	35.6	30,656	30.0
Selling, general and administrative expenses	13,114	10.1	10,886	10.7
Contingent consideration	338	0.3	43	—
(Gain) loss on sale of assets	35	—	(3)	—
Operating income	$32,672	25.2%	$19,730	19.3%

Revenues. Revenues in our Infrastructure Solutions segment increased by $27.5 million during the three months ended June 30, 2025, an increase of 26.9% compared to the three months ended June 30, 2024, driven primarily by continued strong demand in our custom engineered solutions manufacturing businesses, including generator enclosures for data center customers, as well as expansion of our field services offerings. Arrow Engine Company (“Arrow”), which was acquired on January 31, 2025, contributed $5.3 million in revenues in the three months ended June 30, 2025.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended June 30, 2025 increased $15.5 million, or 50.6%, compared to the three months ended June 30, 2024, and gross profit as a percentage of revenue increased from 30.0% to 35.6%. The improvement in gross profit and gross margin was primarily driven by higher volumes, improved pricing, operating efficiencies at our facilities, and the impact of investments to increase capacity we have made over the last several years.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended June 30, 2025 increased by $2.2 million, or 20.5%, compared to the three months ended June 30, 2024, primarily as a result of increased employee compensation cost to support growth in the business, higher incentive compensation as a result of higher earnings, and $0.8 million of expense incurred at Arrow. Selling, general and administrative expenses as a percentage of revenue decreased from 10.7% for the three months ended June 30, 2024 to 10.1% for the three months ended June 30, 2025 as we benefited from the scale of our operations.

	Nine Months Ended June 30,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$355,233	100.0%	$240,699	100.0%
Cost of services	234,801	66.1	168,107	69.8
Gross profit	120,432	33.9	72,592	30.2
Selling, general and administrative expenses	36,869	10.4	25,798	10.7
Contingent consideration	1,016	0.3	43	—
(Gain) loss on sale of assets	105	—	(3)	—
Operating income	$82,442	23.2%	$46,754	19.4%
Revenues. Revenues in our Infrastructure Solutions segment increased by $114.5 million, or 47.6%, during the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024. The increase in revenue was driven primarily by continued strong demand in our custom engineered solutions manufacturing businesses, including generator enclosures for data center customers, as well as expansion of our field services offerings. Greiner Industries, Inc. (“Greiner”), which was acquired on April 1, 2024, and Arrow contributed $47.3 million in revenue in the nine months ended June 30, 2025, compared to $15.3 million in revenue at Greiner in the nine months ended June 30, 2024.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the nine months ended June 30, 2025 increased by $47.8 million, or 65.9%, compared to the nine months ended June 30, 2024, and gross profit as a percentage of revenue increased to 33.9% for the nine months ended June 30, 2025 compared to 30.2% for the nine months ended June 30, 2024. The improvement in gross profit and gross margin was primarily driven by higher volumes, improved pricing, operating efficiencies at our facilities, and the impact of investments to increase capacity we have made over the last several years.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the nine months ended June 30, 2025 increased by $11.1 million, or 42.9%, compared to the nine months ended June 30, 2024, primarily as a result of $6.4 million of expense incurred at Greiner and Arrow in the nine months ended June 30, 2025 compared to $0.9 million incurred at Greiner in the nine months ended June 30, 2024, increased employee compensation cost to support growth in the business and higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue decreased from 10.7% for the nine months ended June 30, 2024 to 10.4% for the nine months ended June 30, 2025 as we benefited from the scale of our operations.

Commercial & Industrial

	Three Months Ended June 30,
	2025		2024
	$	%		%
	(Dollars in thousands, Percentage of revenues)
Revenues	$115,419	100.0%	$96,554	100.0%
Cost of services	92,417	80.1	74,860	77.5
Gross profit	23,002	19.9	21,694	22.5
Selling, general and administrative expenses	10,055	8.7	8,717	9.0
Gain on sale of assets	(2)	—	(52)	(0.1)
Operating income	$12,949	11.2%	$13,029	13.5%

Revenues. Revenues in our Commercial & Industrial segment increased by $18.9 million, or 19.5%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily driven by increased activity in the education and healthcare end markets, continued strong demand and successful execution of backlog, particularly in the data center end market, and expansion of one of our operations in the Midwest market.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2025 increased by $1.3 million, or 6.0%, compared to the three months ended June 30, 2024. Gross profit as a percentage of revenue decreased from 22.5% for the quarter ended June 30, 2024 to 19.9% for the quarter ended June 30, 2025. While we benefited from improved volumes, project execution and bid margins in the quarter ended June 30, 2025, gross profit as a percentage of revenue for the quarter ended June 30, 2024 reflected a strong contribution from a large data center project where we completed additions to the original scope of work at favorable margins.
Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2025 increased by $1.3 million, or 15.3%, compared to the three months ended June 30, 2024 primarily as a result of increased employee compensation cost, including higher incentive compensation as a result of successful project execution. Selling, general and administrative expenses as a percentage of revenue decreased from 9.0% for the three months ended June 30, 2024 to 8.7% for the three months ended June 30, 2025 as we benefited from the scale of our operations.

	Nine Months Ended June 30,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$329,268	100.0%	$278,575	100.0%
Cost of services	264,297	80.3	222,711	79.9
Gross profit	64,971	19.7	55,864	20.1
Selling, general and administrative expenses	29,143	8.9	24,271	8.7
Gain on sale of assets	(29)	—	(105)	—
Operating income	$35,857	10.9%	$31,698	11.4%
Revenues. Revenues in our Commercial & Industrial segment increased by $50.7 million, or 18.2%, during the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The increase was primarily driven by continued strong demand and successful execution of backlog, particularly in the data center end market, increased activities in the education and healthcare end markets, and expansion of one of our operations in the Midwest market.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2025 increased by $9.1 million, or 16.3%, compared to the nine months ended June 30, 2024. Gross profit as a percentage of revenue was 20.1% for the nine months ended June 30, 2024 compared to 19.7% for the nine months ended June 30, 2025. While we benefited from improved volumes, project execution and bid margins in the nine months ended June 30, 2025, gross profit as a percentage of revenue for the nine months ended June 30, 2024 reflected a strong contribution from a large data center project where we completed additions to the original scope of work at favorable margins.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2025 increased by $4.9 million, or 20.1%, compared to the nine months ended June 30, 2024 primarily as a result of increased employee compensation cost, including higher incentive compensation as a result of successful project execution. Selling, general and administrative expenses as a percentage of revenue was 8.7% for the nine months ended June 30, 2024 compared to 8.9% for the nine months ended June 30, 2025.
INTEREST AND OTHER EXPENSE, NET

	Three Months Ended June 30,
	2025	2024
	(In thousands)
Interest expense	$388	$323
Deferred financing charges	146	72
Total interest expense	534	395

Interest income	(435)	(1,044)
Other expense, net	3,052	1,614
Total other expense, net	2,617	570
Total interest and other expense, net	$3,151	$965

During the three months ended June 30, 2025, we incurred interest expense of $0.5 million primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $292.2 million. This compares to interest expense of $0.4 million for the three months ended June 30, 2024, primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.6 million under our revolving credit facility and an average unused line of credit balance of $142.9 million.

The increase in total other expense, net for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 is primarily the result of unrealized losses on investments in trading securities of $3.8 million in the three months ended June 30, 2025 compared to unrealized losses of $1.6 million on investments in trading securities in the three months ended June 30, 2024.

	Nine Months Ended June 30,
	2025	2024
	(In thousands)
Interest expense	$995	$986
Deferred financing charges	323	212
Total interest expense	1,318	1,198

Interest income	(2,055)	(3,311)
Other (income) expense, net	(5,144)	3,624
Total other (income) expense, net	(7,199)	313
Total interest and other (income) expense, net	$(5,881)	$1,511

During the nine months ended June 30, 2025, we incurred interest expense of $1.3 million primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $233.3 million. This compares to interest expense of $1.2 million for the nine months ended June 30, 2024, primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $142.7 million.

The change in total other (income) expense, net for the nine months ended June 30, 2025, compared with June 30, 2024 is primarily the result of unrealized gains on investments in trading securities of $4.1 million in the nine months ended June 30, 2025 compared to unrealized losses on investments in trading securities of $3.3 million in the nine months ended June 30, 2024, partially offset by a decrease in interest income from $3.3 million in the nine months ended June 30, 2024 to $2.1 million in the nine months ended June 30, 2025.
PROVISION FOR INCOME TAXES
We recorded income tax expense of $29.5 million for the three months ended June 30, 2025, compared to $22.6 million for the three months ended June 30, 2024, driven primarily by increased pretax income.
We recorded income tax expense of $75.5 million for the nine months ended June 30, 2025, compared to $57.3 million for the nine months ended June 30, 2024, driven primarily by increased pretax income.
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

	June 30,	March 31,	December 31,	September 30,
	2025	2025	2024	2024
Remaining performance obligations	$1,295,207	$1,225,985	$1,214,828	$1,175,695
Agreements without an enforceable obligation (1)	771,593	586,724	539,164	610,459
Backlog	$2,066,800	$1,812,709	$1,753,992	$1,786,154
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.
WORKING CAPITAL

During the nine months ended June 30, 2025, working capital exclusive of cash, cash equivalents and restricted cash increased by $109.6 million from September 30, 2024, reflecting a $133.6 million increase in current assets excluding cash partially offset by a $24.0 million increase in current liabilities during the period.
During the nine months ended June 30, 2025, our current assets exclusive of cash, cash equivalents and restricted cash increased to $904.5 million, as compared to $770.9 million as of September 30, 2024. The increase was primarily driven by a $74.4 million increase in accounts receivable including retainage due to higher overall volume of sales and the timing of customer billings and project execution at the end of the period. Marketable securities also increased by $31.8 million as a portion of our excess cash was invested in trading securities. In addition, costs and estimated earnings in excess of billings increased by $14.6 million, driven by the timing of contract billings, and inventory increased by $7.0 million primarily due to the acquisition of Arrow during the nine months ended June 30, 2025.
During the nine months ended June 30, 2025, our total current liabilities increased by $24.0 million to $546.6 million, compared to $522.6 million as of September 30, 2024, primarily driven by a $28.2 million increase in accounts payable and accrued expenses as our volume of sales increased.
Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2025, the estimated cost to complete our bonded projects was approximately $142.2 million.

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

Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. As of June 30, 2025, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
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

At June 30, 2025, we had $5.5 million in outstanding letters of credit and $20.0 million of outstanding borrowings under our revolving credit facility.

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

Net cash provided by operating activities was $154.1 million during the nine months ended June 30, 2025, as compared to $141.6 million in the nine months ended June 30, 2024. The increase in operating cash flow resulted from increased earnings in the nine months ended June 30, 2025, partially offset by an increase in cash used in working capital, including $26.9 million of investments, net of sales, in marketable securities securities, during the nine months ended June 30, 2025 as compared with the nine months ended June 30, 2024.

Investing Activities

Net cash used in investing activities was $114.1 million for the nine months ended June 30, 2025, compared to $96.4 million used in investing activities in the nine months ended June 30, 2024. During the nine months ended June 30, 2025, we paid $44.9 million to acquire a membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business formerly owned by McDermott International, Ltd. We also made capital expenditures of $47.3 million as we continued to purchase new assets instead of entering into new lease agreements at our Communications segment and made other capital expenditures to support the growth of our business. Additionally, we paid $22.6 million in conjunction with business combinations, primarily related to the acquisition of Arrow in January 2025. During the nine months ended June 30, 2024, we completed the acquisition of Greiner for $67.7 million and used $30.9 million for capital expenditures to support the growth of our business.

Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2025 was $32.4 million, compared to $76.1 million for the nine months ended June 30, 2024. Net cash used in financing activities for the nine months ended June 30, 2025 included $41.6 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, and $7.5 million in distributions to noncontrolling interests under operating agreements in connection with certain acquisitions. Net cash used in financing activities for the nine months ended June 30, 2024 included $31.2 million paid to acquire the noncontrolling interest in Bayonet, $24.3 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, $13.5 million in distributions to noncontrolling interests under operating agreements in connection with certain acquisitions, and $4.1 million to settle our contingent consideration liability related to prior year acquisitions.
Stock Repurchase Program

On July 31, 2024, our Board authorized a stock repurchase program for the purchase from time to time of up to $200.0 million of the Company’s common stock after the previous stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 173,262 shares pursuant to our repurchase programs during the nine months ended June 30, 2025.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2025, we did not have any such firm commitments to purchase materials outstanding. In connection with expected growth in our business, we are planning to expand capacity in certain areas. In the second quarter of fiscal 2025 we updated our capital expenditure expectations for the current fiscal year to a range of $70 million to $80 million, compared to $45.2 million for the year ended September 30, 2024. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

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

Investment Risk

We are exposed to market price volatility for our investments in marketable securities which are carried at fair value measured using market prices, with gains and losses included in “Other expense, net” on our Condensed Consolidated Statements of Comprehensive Income. Changes in the market value of these investments could create volatility in our reported earnings from period to period, and a decline in value of our investments could have an adverse impact on our reported earnings. Changes in market value of these investments measured at fair value resulted in an unrealized gain of $4.1 million in the nine months ended June 30, 2025. As of June 30, 2025, we had investments in marketable securities with a fair value of $66.8 million, and a 10% increase or decrease in the market value of these investments would cause a $6.7 million increase or decrease, respectively, to the carrying value of our investments in marketable securities and our pre-tax income. The hypothetical 10% increase or decrease does not represent the maximum extent to which the fair value of our investments could be affected by changes in market conditions. Our investments could decline in value by a far greater amount as a result of volatility in the equity markets and the concentrated nature of our investment portfolio.

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Any long-term debt that may be outstanding from time to time under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. Under the Amended Credit Agreement, we have the option to use SOFR as the benchmark for establishing the interest rate charged on our borrowings. If we choose to use SOFR to establish the interest rate on our borrowings and SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. A one percentage point increase in the interest rate on our long-term debt outstanding under the credit facility as of June 30, 2025 would cause a $0.2 million pre-tax annual increase in interest expense.
Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In the fiscal year ended September 30, 2024, we began planning and preparing for our phased implementation of a new enterprise resource planning (“ERP”) system, which will replace and upgrade many of our existing financial systems and processes. The ERP system is designed to accurately maintain our financial records and provide timely information to management to be used in operating the business. The first phase was implemented in the quarter ended December 31, 2024 and the Company has continued working toward the next phase of the implementation throughout the second and third quarters of fiscal 2025. Upon the first phase implementation, the Company updated its internal controls as appropriate. As the implementation activities take place, we will continue to monitor the impact of the implementation on our financial reporting business processes and evaluate each quarter whether there are changes that affect our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
April 1, 2025 – April 30, 2025	33,900	$157.16	33,900	$167,950,925
May 1, 2025 – May 31, 2025	—	$—	—	$167,950,925
June 1, 2025 – June 30, 2025	—	$—	—	$167,950,925
Total	33,900	$157.16	33,900	$167,950,925
(1)    The total number of shares purchased includes shares purchased pursuant to the program described in footnote (2) below.
(2)    On July 31, 2024, the Board authorized a new stock repurchase program for the purchase of up to $200 million of the Company’s common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's Insider Trading Policy. During the three months ended June 30, 2025, none of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1 —
Second Amended and Restated Certificate of Incorporation of IES Holdings, Inc., as amended by the Certificate of Amendment thereto, effective May 24, 2016 (composite). (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

3.2 —	Amended and Restated Bylaws of IES Holdings, Inc., effective April 28, 2021. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 9, 2016).
31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Matthew J. Simmes, President and Chief Executive Officer (1)
31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (1)
32.1 —	Section 1350 Certification of Matthew J. Simmes, President and Chief Executive Officer (2)
32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	XBRL Schema Document (1)
101.LAB	XBRL Label Linkbase Document (1)
101.PRE	XBRL Presentation Linkbase Document (1)
101.DEF	XBRL Definition Linkbase Document (1)
101.CAL	XBRL Calculation Linkbase Document (1)
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Filed herewith.
(2)	Furnished herewith.
All exhibits not otherwise designated are incorporated by reference to a prior filing with the SEC as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2025.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)