Form 10-K
period 2025-09-30
IES Holdings, Inc.
filed 2025-11-21
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 31, 2025, was approximately $1,378.3 million. On November 17, 2025, there were 19,854,585 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the 2026 Annual Meeting of Stockholders of the Registrant to be held on February 19, 2026, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•the use of estimates in placing bids on fixed price contracts, variations from estimated contract costs, our ability to successfully manage and execute projects, the cost and availability of qualified labor and the ability to maintain positive labor relations, and our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel, electronic components and certain plastics;

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

•reliance on certain estimates and assumptions that may differ from actual results in the preparation of our financial statements and the impacts of new accounting, control and operating procedures resulting from new accounting pronouncements;

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

•the impact of increasing scrutiny and changing expectations from investors and customers, or new or changing regulations, with respect to risks related to climate change or environmental impacts of our operations;

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

IES Holdings, Inc. is a Delaware corporation established in 1997 and headquartered in Sugar Land, Texas, with an executive office in Greenwich, Connecticut.

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

OPERATING SEGMENTS

The Company’s reportable segments consist of the consolidated business segments identified above, which offer different services and are managed separately. The table below describes the percentage of our total revenues attributable to each of our four segments over each of the last three years (percentage columns may not add due to rounding):

	Year Ended September 30,
	2025		2024		2023
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$1,140,640	33.8%	$776,474	26.9%	$600,776	25.3%
Residential	1,304,369	38.7%	1,388,840	48.2%	1,279,504	53.8%
Infrastructure Solutions	498,724	14.8%	351,096	12.2%	217,353	9.1%
Commercial & Industrial	427,735	12.7%	367,948	12.8%	279,594	11.8%
Total Consolidated	$3,371,468	100.0%	$2,884,358	100.0%	$2,377,227	100.0%

For additional financial information by segment, see Note 11, “Operating Segments” in the notes to our Consolidated Financial Statements.

Communications

Business Description
Originally established in 1984, our Communications segment is a leading provider of network infrastructure solutions for data centers and other mission critical environments. Our services include the design, installation and maintenance of network infrastructure for leading and recognizable global technology, social networking and e-commerce brands, including many Fortune 100 and 500 corporations. We serve a variety of industries and end markets, including data centers for co-location and managed hosting customers; corporate, educational, financial, hospitality and healthcare buildings; e-commerce distribution centers; and high-tech manufacturing facilities. We also provide the design and installation of audio/visual, telephone, fire, wireless access and intrusion alarm systems, as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 41 offices, which includes the segment headquarters located in Tempe, Arizona, and also provide dedicated onsite teams at our customers’ sites.

Industry Overview
Our Communications segment is driven by demand for computing and storage resources as a result of technology advancements and obsolescence and changes in data consumption patterns. Demand in the data center market remains strong, and we continue to provide technology infrastructure services for applications such as data centers, distribution centers, and high-tech manufacturing facilities. As technology evolves, we are focused on expanding our capabilities as an integrator of audio-visual, distributed antenna systems and other building technology offerings, which continue to experience strong demand. At September 30, 2025, our Communications business has a record level of backlog. However, if customers in our end markets reduce their capital budgets due to economic, technological or other factors, this could result in a decrease in activity for our Communications segment. While demand remains strong across our key end markets, the pace of growth in this business may also be slowed by the availability of labor.

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

Residential

Business Description
Originally established in 1973, our Residential segment is a leading provider of electrical installation services for single-family housing and multi-family apartment complexes, as well as HVAC and plumbing installation services in certain markets, and cable television installations for residential and light commercial applications. The Residential segment is made up of 99 total locations, which include the segment headquarters in Sugar Land, Texas. These locations geographically cover the Sun-Belt, Western, Mid-Atlantic, Midwest and Northeastern regions of the United States.

Industry Overview
Our Residential business is closely correlated to the single and multi-family housing market. Demand for both single-family and multi-family housing has decreased over the last fiscal year, as consumers continued to face housing affordability challenges as a result of elevated mortgage rates and the impacts of inflation on materials and labor costs. In addition, expectations of falling interest rates in the near term could cause consumers to delay home purchases in anticipation of lower mortgage costs. Over the longer term, we still expect strong demand for new single-family housing. However, the timing of any improvement in the single-family housing market remains uncertain. In our multi-family business, prolonged elevated interest rates and tighter lending conditions for project owners have resulted in a reduction in backlog at September 30, 2025 compared with September 30, 2024. As a result, we expect a reduction in multi-family revenue for fiscal 2026 compared with fiscal 2025.

Sales and Marketing
Demand for our Residential services is highly dependent on the number of single-family and multi-family home starts in the markets we serve. Although we operate in multiple states, the majority of our single-family revenues are derived from services provided in Texas and Florida. The majority of our multi-family revenue is earned in Texas and across the Midwest, Mid-Atlantic and Southeast regions. Our sales efforts include a variety of strategies, including a concentrated focus on national and regional homebuilders and multi-family developers and a local sales strategy for single and multi-family housing projects. A significant portion of our Residential business volume is generated from long-term, repeat customers, some of whom use IES as a preferred provider for major projects.

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

Infrastructure Solutions

Business Description
Our Infrastructure Solutions segment provides electro-mechanical solutions for industrial operations to domestic and international customers. Our Custom Engineered Solutions business includes the manufacture of custom commercial and industrial generator enclosures, the manufacture of custom-engineered power distribution equipment, including metal enclosed bus duct solutions used in power distribution, and structural steel fabrication and services. Our Industrial Services business includes the maintenance and repair of alternating current (AC) and direct current (DC) electric motors and generators, as well as power generating and distribution equipment; the manufacture, re-manufacture, and repair of industrial lifting magnets; the manufacture of natural gas-powered engines and parts, gas compressors, and other gas production equipment; and maintenance and repair of railroad main and auxiliary generators, main alternators, and traction motors.

This segment serves the data center, utility, oilfield, petrochemical, pipeline, power generation, pulp and paper, steel, railroad, marine, wind energy, mining, automotive, and scrap yards industries. Our Infrastructure Solutions segment is comprised of 15 locations in Alabama, Georgia, Illinois, Indiana, Ohio, Oklahoma, Pennsylvania, South Carolina, West Virginia, and Wisconsin, and is headquartered in Massillon, Ohio.

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

Commercial & Industrial

Business Description
Our Commercial & Industrial segment provides electrical and mechanical design, service, and construction services to commercial and industrial markets. Our construction services range from the initial planning and procurement to installation and start-up and are offered to a variety of new and remodel construction projects, ranging from the construction of data centers, industrial facilities and office buildings to transmission and distribution projects. Our design services range from budget assistance to providing design-build and LEED (Leadership in Energy & Environmental Design) solutions to our end customers. Our maintenance and emergency services include critical plant shutdown, troubleshooting, emergency testing, preventative maintenance, and constant presence. We also provide mechanical services such as maintenance agreements, installation, or replacement of mechanical equipment for commercial and industrial facilities.

This segment provides services for a variety of project types, including data centers, manufacturing facilities, office buildings, wind farms, solar facilities, municipal infrastructure and health care facilities. The Commercial & Industrial segment consists of 17 locations, which includes the segment headquarters in Houston, Texas. Geographically, these locations cover Texas, Nebraska, Oregon, Wisconsin, and the Southeast and Mid-Atlantic regions.

Industry Overview
Given the diverse end markets of our Commercial & Industrial customers, which include both commercial buildings, such as data centers, offices, healthcare facilities and schools, and industrial projects, such as power, agricultural and food processing, and heavy manufacturing facilities, we are subject to many trends within the construction industry. In general, demand for our Commercial & Industrial services is driven by construction and renovation activity levels, economic growth, and availability of bank or other financing. Due to economic, technological or other factors, there can be no assurance that construction and demand will increase.

Sales and Marketing
Our sales focus varies by location but is primarily based upon regional and local relationships and a demonstrated expertise in certain areas, such as heavy industrial, design-build, agricultural, or transmission and distribution. Our maintenance and certain renovation and upgrade work tends to be either recurring or experience lower sensitivity to economic cycles, or both. A significant portion of our larger projects is awarded from long-term, repeat customers. From time to time, we are contracted on projects with completion times extending beyond one year or over several years, which are generally more complex and difficult to estimate.

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

SOURCES OF SUPPLY

The raw materials and components we use within our segments include, but are not limited to, electrical fixtures and system components, copper, aluminum, raw steel, and certain plastics. These raw materials and components are generally available from a variety of domestic suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. Orders for certain equipment such as electrical switch gear and power generators have experienced lead times of several months or more. Fluctuations in lead times in sourcing certain components may lead to project inefficiencies resulting from schedule extensions. We are also exposed to increases in the prices of certain commodities. Our strategy to reduce commodity cost exposure includes early buying of commodities for particular projects or general inventory, as well as including escalation and escape provisions in project bids, quotes and contracts wherever possible. However, such protections are not included in every contract or project, and in such cases, we may not be fully reimbursed for increases in commodity prices by our customers and may be exposed to commodity price volatility on longer-term projects where we have prepaid for commodities.

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

CUSTOMERS

We have a diverse customer base. During the year ended September 30, 2025, no single customer accounted for more than 10% of our consolidated revenues. One customer at our Residential segment accounted for 12.0% of our consolidated revenues and no other customer accounted for more than 10% of our consolidated revenues during the years ended September 30, 2024 and 2023. We emphasize developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategies and sales activities.

CONTROLLING SHAREHOLDER
A majority of our outstanding common stock is owned by Tontine Associates, L.L.C. ("Tontine Associates") and its affiliates (collectively, “Tontine”). Tontine owns approximately 54 percent of our outstanding common stock based on a Form 4 and a Schedule 13D/A filed by Tontine with the United States Securities and Exchange Commission (the "SEC") on September 17, 2025, and the Company's shares outstanding as of November 17, 2025. As a result, Tontine can control most of our affairs, including most actions requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all of the Company's assets or business segments, or the Company itself. Most of Tontine’s shares are registered for resale on a resale shelf registration statement filed by the Company with the SEC. Tontine’s sale of all or a significant portion of its shares could result in a change of control of the Company, which would trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties and our executive severance plan. For more information, see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. While backlog is not a defined term under accounting principles generally accepted in the United States of America ("GAAP"), it is a common measurement used in our industry, and we believe it improves our ability to forecast future results and identify operating trends that may not otherwise be apparent. Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts and from work that has been contracted but has not started, exclusive of short-term projects. While all of our backlog is supported by documentation from customers, backlog is not a guarantee of future revenues, as contractual commitments may change and our performance may vary. Not all of our work is performed under contracts included in backlog; for example, most of the apparatus repair work that is completed by our Infrastructure Solutions segment is performed under master service agreements on an as-needed basis. Additionally, electrical installation services for single-family housing at our Residential segment are completed on a short-term basis and are therefore excluded from backlog. In our Communications segment, we have a significant amount of shorter duration projects that can be substantially completed within a quarter. The table below summarizes our remaining performance obligations and backlog by segment:

	September 30,
	2025			2024
	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog
	(Dollars in millions)
Communications	$692,238	$63,569	$755,807	$448,783	$66,878	$515,661
Residential	252,021	121,549	373,570	329,364	95,124	424,488
Infrastructure Solutions	128,691	490,557	619,248	100,815	426,749	527,564
Commercial & Industrial	613,633	11,532	625,165	296,733	21,708	318,441
Total	$1,686,583	$687,207	$2,373,790	$1,175,695	$610,459	$1,786,154
(1) Our backlog includes signed agreements and letters of intent that we do not have a legal right to enforce prior to beginning work. These agreements are excluded from remaining performance obligations until work begins.

We expect that $1.4 billion of our September 30, 2025 backlog will result in revenue during fiscal 2026, with the remaining $1.0 billion expected to be realized in fiscal 2027; however, there can be no assurance that this backlog will be completed within expected time frames or at all. The increase in our backlog year over year was primarily driven by strong demand and increased market share.

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

CAPITAL FACILITIES
During fiscal year 2025, the Company maintained a revolving credit facility, as further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K. For a discussion of the Company’s capital resources, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report on Form 10-K.

FINANCIAL INFORMATION

For the Company’s financial information by segment, see Note 11, “Operating Segments” in the notes to our Consolidated Financial Statements.

HUMAN CAPITAL MANAGEMENT

At IES, we believe that attracting and retaining highly qualified and motivated employees at all levels is a key driver of our continued growth and success. Our business depends on skilled labor to complete projects for our customers, and our management and administrative functions require professional personnel to support the business. Our human capital management objectives include recruiting, retaining, developing, incentivizing and integrating our current and prospective employees as well as prioritizing and protecting their safety.

Our Employees

At September 30, 2025, we had 10,283 employees, of which 10,262 were full-time employees. We are party to two collective bargaining agreements covering fewer than 30 employees within our Infrastructure Solutions segment. We have not experienced, and do not expect, any work stoppage, and we believe that our relationship with our employees is strong.

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

We have invested significant resources in development opportunities for employees. For example, our Residential segment has established two residential education centers, which are dedicated facilities that train employees from around the country in the technical skills necessary for successful careers in residential electrical, plumbing and HVAC contracting. At all of our segments, we also include online training offerings to help meet the needs of our often mobile workforce. We believe our investment in training supports employee motivation and retention at the same time that it improves productivity and performance.

Safety

We are committed to fostering a strong safety culture that supports the health, safety and wellness of our employees, and this commitment is reflected in our track record of workplace safety that exceeds industry averages. Our regional safety managers, under the supervision of our Vice President of Safety, seek to maintain standardized safety and environmental policies, programs and procedures and provide personal protective equipment relevant to each segment, including programs to train new employees. Our safety leadership continuously monitors and addresses safety performance, provides regular training and educational programs on safety and participates in numerous industry safety organizations.

CLIMATE CHANGE-RELATED IMPACTS
We consider climate-related risks as part of our overall planning and risk management process, with oversight by our Board of Directors. Challenges such as increasing frequency and severity of weather events and prolonged periods of elevated temperatures have affected, and are expected to continue to affect, our operations. Severe weather events such as hurricanes and other storms can interrupt our operations by requiring that work be temporarily suspended on construction projects or by impacting the ability of our employees to report to work or reach job sites. Severe weather can also have a negative effect on the housing market by increasing the cost of insurance for home buyers, particularly in the Gulf Coast region, which is an important market for our Residential segment. Additionally, sustained elevated temperatures relative to historical norms in certain regions, especially on job sites where our employees are working outdoors, can pose health and safety challenges that require us to implement additional protective measures.

We are monitoring the impact of new and evolving regulations, which we expect will result in additional compliance costs. For example, the State of California has recently adopted rules requiring the disclosure of a range of climate-related risks and impacts, as well as greenhouse gas emissions, and new legislation in other jurisdictions may follow. As a result, we expect to incur increased costs to comply with such requirements.

LOCATIONS
As of September 30, 2025, we have 174 domestic locations. In addition to our 2 executive and corporate offices, as of September 30, 2025, we have 41 locations within our Communications business, 99 locations within our Residential business, 15 locations within our Infrastructure Solutions business and 17 locations within our Commercial & Industrial business. This geographic diversity helps to reduce our exposure to unfavorable economic developments in any given region.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to each executive officer is as follows:

Jeffrey, L. Gendell, 66, has served as Executive Chairman of the Company since July 1, 2025. He previously served as the Chief Executive Officer from October 1, 2020 through June 30, 2025, and served as Interim Chief Executive Officer from July 31, 2020 to September 30, 2020. Mr. Gendell has also served as a director and as Chairman of the Board since November 2016. Mr. Gendell is the founder and managing member of Tontine, our controlling shareholder. Mr. Gendell formed Tontine in 1995 and manages all of the investment decisions at the firm. Prior to forming Tontine, Mr. Gendell held senior investment management positions at several other private investment firms, including Odyssey Partners, L.P., and began his career in investment banking over 40 years ago at Smith Barney, Harris Upham & Co., where he was involved in capital markets, corporate finance and M&A activity.

Matthew J. Simmes, 50, has served as President and Chief Executive Officer of the Company since July 1, 2025.  He previously served as President and Chief Operating Officer of the Company from December 2023 through June 2025, and as Chief Operating Officer of the Company from December 2021 through December 2023. Mr. Simmes has spent 30 years at IES and its predecessors in a variety of roles. He served as President of IES Communications from January 2017 to December 2021 and was the segment’s Vice President of Operations from March 2006 to December 2016 and branch manager of its Arizona operations from 2003 to 2006.

Tracy A. McLauchlin, 56, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 2015. She previously served as Vice President and Chief Accounting Officer of the Company since February 2014. Prior to joining IES, Ms. McLauchlin served as Vice President and Chief Accounting Officer of Rockwater Energy Solutions, Inc. from June 2011 to November 2013. From June 2004 to June 2011, Ms. McLauchlin was with Dynegy Inc., where she served as Senior Vice President and Controller from March 2009 to June 2011, and from June 2004 to March 2009 served in various other capacities in finance and accounting.  She began her career with PricewaterhouseCoopers LLP after receiving her Master of Accounting from Rice University. Ms. McLauchlin is a Certified Public Accountant.

Mary K. Newman, 45, has served as Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary of the Company since July 1, 2025, and previously served as Vice President, General Counsel and Corporate Secretary of the Company from December 2019 through June 2025.  Prior to joining IES, Ms. Newman was a Partner with the law firm of Dinsmore & Shohl, LLP from January 2017 to November 2019 and was an Associate from September 2011 to December 2016, where her practice focused on representing public and private companies in corporate transactions, including mergers, acquisitions and dispositions. She began her legal career with the law firm of Sullivan & Cromwell LLP after receiving her J.D. from Harvard Law School and B.A. from Duke University.

Matthew M. Allen, 51, has served as the Chief Technical Officer of the Company since July 2024. Previously, he was Vice President of Pre-construction at IES Communications from January 2019 to July 2024 and was a Field Application Engineer at CommScope, a network infrastructure provider, from April 2018 to December 2019. In addition, from August 2012 to March 2018, he held various roles at IES Communications, including National Colocation Datacenter Division Manager. Mr. Allen is also a veteran of the United States Navy.

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

In addition to the Code of Ethics for Financial Executives, we have adopted a Code of Business Conduct and Ethics for directors, officers and employees (the Legal Compliance and Corporate Policy), and established Corporate Governance Guidelines and adopted charters outlining the duties of our Audit, Human Resources and Compensation and Nominating/Governance Committees, copies of which may be found on our website. Paper copies of these documents are also available free of charge upon written request to us.

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

If the costs associated with labor and commodities, such as copper, aluminum, steel, electrical components, fuel, and certain plastics, increase due to low supply, inflation, general market conditions, supply chain disruptions and delays, or other forces, losses may be incurred. Some of our materials have been and may continue to be subject to sudden and significant price increases, and continued high demand and low supply for those resources may lead to additional price increases. Depending on competitive pressures and the fixed price nature of many of our contracts, we may not be able to pass on these cost increases to our customers, which would reduce our gross profit margins and, in turn, make it more difficult for us to maintain our profitability. We have a work force of over 10,000 employees, and our labor costs may fluctuate based on availability of and demand for workers as well as other labor related risks, including risks related to collective bargaining agreements, benefits arrangements, increased healthcare costs, wage and hour claims and other compensation arrangements.
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

While we do not have any single customer that represented more than 10% of our consolidated revenue in fiscal 2025, there are customers that are significant to our individual operating segments. Although we have long-standing relationships with some of these significant customers, it is not possible for us to predict the future level of demand for our services by these customers, and if one or more of them were to significantly delay, reduce or curtail activity, or stop accepting bids from us, it could have a material impact on our operating results.

We rely on third parties, including subcontractors and suppliers, in connection with many of our projects and a failure to retain subcontractors or obtain supplies, or increased costs as a result of using these third parties, could adversely impact our revenues, results of operations, and financial condition.

We hire third-party subcontractors to perform work on certain of our projects, and if we are unable to retain qualified subcontractors or if our subcontractors do not perform in accordance with their obligations, we have in the past incurred, and may in the future incur, additional costs or experience delays in project execution, which could subject us to contractual penalties. We also rely on suppliers for the materials necessary to complete our projects, and if a supplier fails to provide supplies when scheduled or at a higher price than expected, project delays and additional costs could have an adverse effect on our operating results.

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

We maintain insurance coverage in part because some of our contracts require us to carry certain levels of insurance coverage, which is common in the industries in which we operate. Our third-party insurance is subject to high deductibles for which we establish reserves, and therefore we are effectively self-insured for typical claims up to those deductibles. In addition, we maintain most of our employee health insurance coverage on a self-insured basis and are responsible for losses up to our stop loss coverage, which sets a limit on our liability for claim costs. No assurance can be given that our insurance or our provisions for incurred claims and incurred but not reported claims will be adequate to cover all losses or liabilities we may incur in our operations, including employee health care costs, which have increased in recent years; nor can we provide assurance that we will be able to maintain adequate insurance at reasonable rates.

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
We have operations throughout the United States and are subject to multiple state and local regulations. In addition, our segments from time to time perform work as federal government subcontractors, or perform work on projects that have received federal government funding, and as a result may be subject to federal laws and requirements applicable to government contractors. If we fail to comply with those requirements, we may be subject to fines, penalties or suspension from doing business with the federal government. Our 174 locations are located in 28 states, which exposes us to a variety of different state and local laws and regulations, including those pertaining to electrical contractor and other licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. Changes in law, regulations or requirements, or a material failure to comply with any of them, could increase our costs and have other negative impacts on our business by, among other things, increasing costs, harming our reputation and, in some instances, causing us to be in violation of our contractual obligations. In addition, we are required to maintain certain electrical, construction, mechanical and business licenses. If we fail to successfully transfer, renew or obtain such licenses where applicable, we may experience increased costs and other negative impacts on our business.

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

We have from time to time experienced cybersecurity incidents, such as ransomware attacks or unauthorized parties gaining access to our information technology systems, and privacy incidents, such as potential or actual exposure of data. While to date such incidents have not had a material impact on our business, there can be no assurance that future incidents would not have an adverse effect on our business or reputation. Additionally, the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the acquired business’s information systems or information handling, privacy and security policies and protocols, which could expose us to unexpected liabilities or make our own systems and data more vulnerable to attack. In addition, data privacy laws and regulations governing the unauthorized disclosure of confidential information may pose compliance challenges and result in additional costs for our businesses. A failure to comply with such laws and regulations could result in penalties or fines, legal liabilities or reputational harm.

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

Our effective tax rate and cash paid for taxes are impacted by the tax positions that we have adopted. Taxing authorities may not always agree with the positions we have taken. We have established reserves for tax positions that we have determined to be less than likely to be sustained upon examination by taxing authorities. However, there can be no assurance that our results of operations will not be adversely affected in the event that disagreement over our tax positions does arise. Additionally, new tax laws or changes in existing interpretation and guidance could affect our provision for income taxes, deferred tax assets and liabilities, and reserves for uncertain tax positions, potentially resulting in an increase to our effective tax rate, which could adversely affect our results.

We have restrictions and covenants under our credit agreement and the failure to meet these covenants could result in a default under our credit agreement.

We may not be able to remain in compliance with the covenants in our credit agreement, including financial covenants which, among other things, require minimum levels of liquidity and require us to maintain specified leverage and interest coverage ratios as defined under our credit agreement. Other covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and subsidiaries, restrict changes to our organization documents, limit asset dispositions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit our ability to repurchase our stock, and limit the ability to change the nature of our business. A failure to fulfill the terms and requirements of our credit agreement may result in a default under our credit agreement and acceleration of any indebtedness we may incur, as well as a default under one or more of our material agreements, any of which could have a material adverse effect on our ability to conduct our operations and our financial condition.

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

GAAP accounting requires that goodwill attributable to each of our reporting units be tested at least annually, or when changes in circumstance indicate the carrying value of our reporting units may not be recoverable. At September 30, 2025, we had recorded $107.8 million of goodwill on our Consolidated Balance Sheets. Factors that could lead to impairment of current goodwill in the future include significant adverse changes in the business climate, declines in the financial condition of our business, and actual or projected future operating results affecting the Company as a whole or affecting any particular reporting unit. On an ongoing basis, we expect to perform impairment tests at least annually as of September 30. Impairment adjustments, if any, are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

Risks Relating to Our Common Stock

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine, and Jeffrey Gendell, founder and managing member of Tontine, serves as Executive Chairman of our Board of Directors. Tontine owns approximately 54 percent of the Company’s outstanding common stock based on a Form 4 and a Schedule 13D/A filed by Tontine with the SEC on September 17, 2025, and the Company's shares outstanding as of November 17, 2025. As a result, Tontine can control most of our affairs, including the election of our directors, who in turn appoint executive management and can control most actions requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all of the Company's assets or business segments or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders or stakeholders. The concentration of ownership may also have the effect of discouraging a change in control transaction, which could prevent other shareholders from selling their shares in the Company at a premium as part of such transaction. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company. Most of Tontine's shares are registered for resale on a resale shelf registration statement filed by the Company with the SEC. Pursuant to such resale shelf registration statement, Tontine has the ability to resell any or all of its registered shares from time to time in one or more offerings as long as the registration statement remains effective and the Company remains eligible to use it, as described further in the registration statement and in any prospectus supplement filed in connection with an offering pursuant to the shelf registration statement. Tontine’s sale of all or a significant portion of its shares could result in a change of control of the Company, which may trigger the change of control provisions in a number of our material agreements, including our credit agreement, bonding agreements with our sureties, and our executive severance plan.

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

Our authorized capital includes 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2025, we had 22,049,529 shares of common stock issued, 19,854,463 shares of common stock outstanding and no shares of preferred stock issued or outstanding. As of September 30, 2025, we had the ability to issue 1,265,801 shares of common stock, including upon the exercise of options, as future grants under our existing equity compensation plans.

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

Increasing scrutiny and changing expectations with respect to our approach to climate related risks may expose us to reputational or other risks.

Various stakeholders have increased their emphasis on companies' disclosures of climate related risks and the environmental impact of operations. Mandatory and voluntary reporting of climate related matters continues to expand. A failure to comply with requirements or to meet investor or customer expectations and standards, which are evolving and vary considerably, or the perception that we have not responded appropriately to the growing concern for climate related issues, could result in reputational harm to our business and could have an adverse effect on us.

In addition, organizations that provide ratings information to investors on such matters may assign unfavorable ratings to IES or our industries, which may lead to negative investor sentiment and the diversion of investment capital to other companies or industries, which could have a negative impact on our stock price and our costs of capital.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy

As part of the Company’s overall risk management, the Company has adopted processes designed to assess, identify and manage material risks from cybersecurity threats. Our program has been designed and evaluated based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use NIST CSF as a guide to identify, assess, and manage cybersecurity risks relevant to our business. The cybersecurity risk management program includes, among other things, processes to manage risks associated with third party service providers, regular review and testing of the Company’s cybersecurity practices through audits, internal assessments and tabletop exercises, and mandatory annual cybersecurity awareness training for all employees. In addition, the Company has adopted an incident response plan establishing the processes for responding to any cybersecurity incident. The Company periodically engages third party cybersecurity firms to perform maturity assessments of our cybersecurity risk management program, the results of which are reported to the Board.
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
Our cybersecurity program is overseen by our head of cybersecurity, with guidance from our Chief Technical Officer. Our head of cybersecurity has more than ten years of experience managing cybersecurity matters, holds an undergraduate degree in information systems with a focus on information security, and holds numerous certificates across the cybersecurity landscape. Our Chief Technical Officer is responsible for providing the Audit Committee with quarterly updates on cybersecurity risks and developments.
Item 2. Properties

At September 30, 2025, we maintained branch offices, warehouses, sales facilities and administrative offices at 174 locations. The majority of our facilities are leased. We lease our executive office located in Greenwich, Connecticut and our corporate office located in Sugar Land, Texas. We believe that our properties are adequate for our current needs and that suitable additional or replacement space will be available as required. For a breakdown of our offices by segment, see Item 1. “Business —Operating Segments” of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

For further information regarding legal proceedings, see Note 19, “Commitments and Contingencies — Legal Matters” in the notes to our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market under the ticker symbol “IESC.”

As of November 17, 2025, the closing market price of our common stock was $359.63 per share and there were approximately 266 holders of record.

We have never declared or paid dividends on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Stock Repurchase Program
On July 31, 2024, the Board authorized a $200 million stock repurchase program. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended or reinstated at any time at the Company’s discretion and without notice. During the year ended September 30, 2025, we repurchased 173,262 shares of common stock at an average price of $174.25 per share for a total aggregate purchase price of $30.2 million. The Company had $168.0 million remaining under its stock repurchase authorization at September 30, 2025.

The following table presents information with respect to purchases of common stock by the Company during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan
July 1, 2025 – July 31, 2025	—	$—	—	$167,950,925
August 1, 2025 – August 31, 2025	—	$—	—	$167,950,925
September 1, 2025 – September 30, 2025	—	$—	—	$167,950,925
Total	—	$—	—	$167,950,925

Five-Year Stock Performance Graph

The graph below compares the cumulative five year total return provided shareholders on IES Holdings, Inc.'s common stock relative to the cumulative total returns of (i) the Russell 2000 index and (ii) a customized peer group of five companies that includes Comfort Systems USA Inc., MYR Group Inc., Sterling Infrastructure, Inc., Primoris and Installed Building Products, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the Russell 2000 index, and in the peer group on September 30, 2020, and its relative performance is tracked through September 30, 2025.

Comparison of Five Year Cumulative Total Return*
Among IES Holdings, Inc., the Russell 2000 Index, and a Peer Group

$2,500
$2,000
$1,500
$1,000
$500
$0
Index Value
2020
2021
2022
2023
2024
2025
IES Holdings, Inc.
Russell 2000
Peer Group

*$100 invested on September 30, 2020 in stock or index, including reinvestment of dividends.

	2020	2021	2022	2023	2024	2025
IES Holdings, Inc.	$100.00	$221.90	$134.14	$319.91	$969.50	$1,931.28
Russell 2000	100.00	147.68	112.98	123.06	156.00	172.78
Peer Group	100.00	165.81	151.80	311.25	541.71	1,139.88

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

Industry Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to many regional and national trends such as the need for mission critical facilities as a result of technology-driven advancements, capital spending on data centers, distribution centers, and high-tech manufacturing facilities, the demand for single and multi-family housing, demand for back-up power, output levels and equipment utilization at heavy industrial facilities, demand for our rail and infrastructure services and custom engineered products, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) an increasing demand for data storage, (ii) population growth, which will increase the need for commercial and residential facilities, (iii) aging public infrastructure, which must be replaced or repaired, and (iv) increased emphasis on environmental and energy efficiency, which may lead to increased public and private spending. However, there can be no assurance that we will not experience a decrease in demand for our services due to economic, technological or other factors beyond our control, including interest rate increases, increases in the price of copper, aluminum, steel, fuel, electrical components, certain plastics, and other commodity prices and other economic factors, which may reduce the demand for housing in the regions where our Residential division operates, and may impact levels of construction. For further discussion of the industries in which we operate, please see Item 1. “Business - Operating Segments” of this Annual Report on Form 10-K.

Business Outlook

While there are differences among the Company’s segments, on an overall basis, increased demand for the Company’s services and the Company’s previous investment in growth initiatives and other business-specific factors discussed below resulted in aggregate year-over-year revenue growth in fiscal 2025 as compared to fiscal 2024.

Our business segments each have their own unique set of factors influencing demand for our services. Heading into fiscal 2026, backlog across our business segments as a whole remains at record levels, reflecting strong demand in key end markets. Demand with respect to data centers, a key end market served by our Communications, Infrastructure Solutions, and Commercial & Industrial segments, remains particularly strong. However, availability of labor and capacity could constrain the rate at which we are able to grow this business. In our Residential business, we expect the challenges that affected demand for our services in the single-family market throughout fiscal 2025 will continue to affect us going into fiscal 2026, as housing affordability continues to be negatively impacted by elevated mortgage rates and the impact of inflation on materials and labor costs. In addition, consumer expectations about future interest rate reductions may cause some home buyers to delay purchases in anticipation of lower mortgage costs. In the multi-family business, prolonged elevated borrowing costs for project owners have resulted in a reduction in backlog at September 30, 2025 compared with September 30, 2024. This is expected to result in lower multi-family revenues in fiscal 2026 as compared with the prior year.

To continue to grow our business, including through acquisitions and the funding of working capital, we may require a significant amount of cash. Our ability to generate or otherwise access cash depends on many externally influenced factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our credit facility, and our ability to raise funds in the capital markets, among many other factors. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next 12 months. We expect our capital expenditures will range from $110 million to $130 million for the year ending on September 30, 2026.

RESULTS OF OPERATIONS

We report our operating results across our four operating segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial. Expenses associated with our corporate office are classified separately. The following table presents selected historical results of operations of IES, as well as the results of acquired businesses from the dates acquired.

	Year Ended September 30,
	2025		2024		2023
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$3,371,468	100.0%	$2,884,358	100.0%	$2,377,227	100.0%
Cost of services	2,511,971	74.5%	2,187,768	75.8%	1,932,688	81.3%
Gross profit	859,497	25.5%	696,590	24.2%	444,539	18.7%
Selling, general and administrative expenses	474,978	14.1%	396,684	13.8%	298,625	12.6%
Contingent consideration	1,145	—%	714	—%	277	—%
Gain on sale of assets	(155)	—%	(1,684)	(0.1)%	(14,139)	(0.6)%
Operating income	383,529	11.4%	300,876	10.4%	159,776	6.7%
Interest and other (income) expense, net	(10,356)	(0.3)%	(3,790)	(0.1)%	1,228	0.1%
Income from operations before income taxes and equity method investment income	393,885	11.7%	304,666	10.6%	158,548	6.7%
Provision for income taxes	96,805	2.9%	72,165	2.5%	38,761	1.6%
Equity method investment income	(14,762)	(0.4)%	—	0.0%	—	0.0%
Net income	311,842	9.2%	232,501	8.1%	119,787	5.0%
Net income attributable to noncontrolling interest	(5,867)	(0.2)%	(13,385)	(0.5)%	(11,499)	(0.5)%
Net income attributable to IES Holdings, Inc.	$305,975	9.1%	$219,116	7.6%	$108,288	4.6%
2025 Compared to 2024

Consolidated revenues for the year ended September 30, 2025, were $487.1 million higher than for the year ended September 30, 2024, an increase of 16.9%, with increases in our Communications, Infrastructure Solutions and Commercial & Industrial operating segments, partly offset by a decrease in our Residential segment. See further discussion below of changes in revenues for our individual segments.

Our overall gross profit percentage increased to 25.5% during the year September 30, 2025, as compared to 24.2% during the year ended September 30, 2024. Gross profit as a percentage of revenue increased at our Communications, Infrastructure Solutions and Commercial & Industrial operating segments and decreased at our Residential segment. See further discussion below of changes in gross margin for our individual segments.

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

During the year ended September 30, 2025, our selling, general and administrative expenses were $475.0 million, an increase of $78.3 million, or 19.7%, over the year ended September 30, 2024, driven by increased personnel costs and higher incentive compensation across our business as a result of higher earnings, as well as continued investment in the scalability of the business. Selling, general and administrative expenses as a percentage of revenue were 14.1% for the year ended September 30, 2025 compared to 13.8% for the year ended September 30, 2024.

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

During the year ended September 30, 2024, our selling, general and administrative expenses were $396.7 million, an increase of $98.1 million, or 32.8%, over the year ended September 30, 2023, driven by increased personnel costs, primarily at our Residential operating segment, and higher incentive compensation across our business as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue increased to 13.8% for the year ended September 30, 2024 from 12.6% for the year ended September 30, 2023.

Our results for the year ended September 30, 2023 included a pretax gain of $13.0 million from the sale of STR Mechanical, LLC (“STR”), which previously operated as part of our Commercial & Industrial segment, on October 7, 2022.

Communications

2025 Compared to 2024

	Year Ended September 30,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,140,640	100.0%	$776,474	100.0%
Cost of services	876,037	76.8%	623,844	80.3%
Gross Profit	264,603	23.2%	152,630	19.7%
Selling, general and administrative expenses	98,187	8.6%	65,752	8.5%
Gain on sale of assets	(89)	—%	(18)	—%
Operating Income	166,505	14.6%	86,896	11.2%

Revenue. Our Communications segment’s revenues increased by $364.2 million, or 46.9%, during the year ended September 30, 2025, compared to the year ended September 30, 2024. This increase primarily resulted from increased demand from our data center customers, coupled with continued strong demand from high-tech manufacturing and e-commerce distribution center customers.

Gross Profit. Our Communications segment’s gross profit during the year ended September 30, 2025, increased $112.0 million, or 73.4%, as compared to the year ended September 30, 2024. Gross profit as a percentage of revenue increased from 19.7% for the year ended September 30, 2024 to 23.2% for the year ended September 30, 2025. The increase in gross profit and gross profit as a percentage of revenue primarily reflects increased volume, successful project execution, favorable contract pricing and the impact of a more disciplined bidding process.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $32.4 million, or 49.3%, during the year ended September 30, 2025, as compared to the year ended September 30, 2024. The increase is a result of higher personnel costs including higher incentive compensation as a result of higher earnings, as well as continued investment in an organizational structure that will enhance the scalability of our business. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 8.6% during the year ended September 30, 2025, compared to 8.5% for the year ended September 30, 2024.

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

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $11.4 million, or 21.0%, during the year ended September 30, 2024, as compared to the year ended September 30, 2023. The increase is a result of higher personnel costs including higher incentive compensation as a result of higher earnings, investment in an organizational structure that will enhance the scalability of our business, and higher wages in an increasingly competitive labor market. Selling, general and administrative expenses as a percentage of revenue in the Communications segment were 8.5% during the year ended September 30, 2024, compared to 9.0% for the year ended September 30, 2023.

Residential
2025 Compared to 2024

	Year Ended September 30,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,304,369	100.0%	$1,388,840	100.0%
Cost of services	967,920	74.2%	1,024,440	73.8%
Gross Profit	336,449	25.8%	364,400	26.2%
Selling, general and administrative expenses	232,789	17.8%	228,371	16.4%
Contingent consideration	—	—%	36	—%
Gain on sale of assets	(132)	—%	(1,354)	(0.1)%
Operating Income	103,792	8.0%	137,347	9.9%

Revenue. Our Residential segment’s revenues decreased by $84.5 million, or 6.1%, during the year ended September 30, 2025, as compared to the year ended September 30, 2024. Revenue in our single-family electrical business decreased by $66.7 million, resulting from a decrease in new housing starts in most of our key markets. Consumer demand in the single-family housing market was impacted by concerns over housing affordability and general economic conditions, leading to a decline in construction volumes and pressure on pricing for the year ended September 30, 2025. Multi-family and other revenue decreased by $18.6 million, as the pace of new multi-family projects has been affected by prolonged elevated interest rates. Revenue in our plumbing and HVAC business decreased by $0.9 million, as the impact of a decrease in housing starts was largely offset by expansion of these trades into new markets.

Gross Profit. During the year ended September 30, 2025, our Residential segment gross profit decreased by $28.0 million, or 7.7%, as compared to the year ended September 30, 2024, and gross margin as a percentage of revenue decreased to 25.8% during the year ended September 30, 2025 from 26.2% for the year ended September 30, 2024. The decrease in profitability was driven primarily by a decline in construction volumes as discussed above and pricing pressures as single-family home builders reduced their pricing in response to weaker demand, and in turn requested price concessions from their suppliers.

Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses increased by $4.4 million, or 1.9%, during the year ended September 30, 2025, compared to the year ended September 30, 2024. The increase was driven primarily increased investment in technology and other resources to support future growth of the business, partly offset by reduced incentive profit sharing for division management resulting from lower earnings. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 17.8% during the year ended September 30, 2025, from 16.4% during the year ended September 30, 2024 as a decline in overall revenues as discussed above resulted in less absorption of fixed costs.

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

Infrastructure Solutions
2025 Compared to 2024

	Year Ended September 30,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$498,724	100.0%	$351,096	100.0%
Cost of services	327,202	65.6%	245,743	70.0%
Gross Profit	171,522	34.4%	105,353	30.0%
Selling, general and administrative expenses	51,813	10.4%	37,394	10.7%
Contingent consideration	1,145	0.2%	678	0.2%
(Gain) loss on sale of assets	97	—%	(184)	(0.1)%
Operating Income	118,467	23.8%	67,465	19.2%
Revenue. Revenues in our Infrastructure Solutions segment increased by $147.6 million, or 42.0% during the year ended September 30, 2025 compared to the year ended September 30, 2024. The increase in revenues was driven primarily by continued strong demand and expanded capacity in our custom engineered solutions businesses. Acquisitions completed during the fiscal year contributed revenues of $15.1 million in the year ended September 30, 2025. In addition, the year ended September 30, 2025 included a full year of revenue contribution from Greiner Industries, Inc. (“Greiner”), which was acquired on April 1, 2024, compared to six months of revenue contribution in the year ended September 30, 2024.

Gross Profit. Our Infrastructure Solutions segment’s gross profit for the year ended September 30, 2025 increased by $66.2 million, or 62.8%, as compared to the year ended September 30, 2024, primarily resulting from higher volumes, improved pricing and operating efficiencies at our custom engineered solutions manufacturing facilities as well as the impact of investments to increase capacity we have made over the last several years. Gross profit as a percent of revenue increased to 34.4% for the year ended September 30, 2025 compared to 30.0% for the year ended September 30, 2024.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the year ended September 30, 2025, increased $14.4 million, or 38.6%, compared to the year ended September 30, 2024, primarily as a result of increased employee compensation cost to support growth in the business, in part due to acquisitions completed during fiscal 2025, and increased incentive profit sharing resulting from higher earnings. In addition, the year ended September 30, 2025 included a full year of expenses related to Greiner compared to six months of expenses in the year ended September 30, 2024. Selling, general and administrative expenses as a percentage of revenue decreased from 10.7% for the year ended September 30, 2024, to 10.4% for the year ended September 30, 2025 as we benefited from the scale of our operations.

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

Revenue. Revenues in our Infrastructure Solutions segment increased by $133.7 million, or 61.5% during the year ended September 30, 2024 compared to the year ended September 30, 2023. The increase in revenues was driven primarily by continued strong demand in our custom engineered solutions manufacturing businesses. We also acquired Greiner on April 1, 2024, which contributed $34.0 million in revenue in the year ended September 30, 2024.

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

Commercial & Industrial
2025 Compared to 2024

	Year Ended September 30,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$427,735	100.0%	$367,948	100.0%
Cost of services	340,812	79.7%	293,741	79.8%
Gross Profit	86,923	20.3%	74,207	20.2%
Selling, general and administrative expenses	39,695	9.3%	32,925	8.9%
Gain on sale of assets	(31)	—%	(114)	—%
Operating Income	47,259	11.0%	41,396	11.3%

Revenue. Revenues in our Commercial & Industrial segment increased $59.8 million, or 16.2%, during the year ended September 30, 2025, compared to the year ended September 30, 2024. The increase was primarily driven by increased activity in the education and healthcare end markets, continued strong demand and successful execution in the data center end market, and the expansion of one of our operations in the Midwest market.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2025 increased by $12.7 million, or 17.1%, as compared to the year ended September 30, 2024. Gross profit as a percentage of revenue was 20.3% for the year ended September 30, 2025 compared to 20.2% for the year ended September 30, 2024. Segment results in the year ended September 30, 2025 and 2024 benefited from favorable project execution and additions to the original scope of work at favorable margins on large data center projects.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2025 increased $6.8 million, or 20.6%, compared to the year ended September 30, 2024. The increase was driven primarily by increased employee compensation cost, including higher incentive compensation as a result of higher earnings. As a percentage of revenue, selling, general and administrative expenses increased from 8.9% during the year September 30, 2024 to 9.3% during the year ended September 30, 2025.

2024 Compared to 2023

	Year Ended September 30,
	2024		2023
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$367,948	100.0%	$279,594	100.0%
Cost of services	293,741	79.8%	248,295	88.8%
Gross Profit	74,207	20.2%	31,299	11.2%
Selling, general and administrative expenses	32,925	8.9%	25,225	9.0%
Gain on sale of assets	(114)	—%	(13,198)	(4.7)%
Operating Income	41,396	11.3%	19,272	6.9%

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

INTEREST AND OTHER EXPENSE, NET

	Year Ended September 30,
	2025	2024	2023
	(In thousands)
Interest expense	$1,339	$1,051	$2,754
Deferred financing charges	475	287	268
Total interest expense	1,814	1,338	3,022

Interest income	(2,925)	(4,042)	(564)
Other income, net	(9,245)	(1,086)	(1,230)
Total other income, net	(12,170)	(5,128)	(1,794)
Total interest expense and other income, net	$(10,356)	$(3,790)	$1,228

During the year ended September 30, 2025, we incurred interest expense of $1.8 million primarily comprised of interest expense on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $248.7 million. The increase in interest expense in the year ended September 30, 2025 compared to the year ended September 30, 2024 was primarily the result of a higher average unused line of credit balance compared to the prior year resulting from an increased maximum revolver amount under the amended credit agreement entered into on January 21, 2025 and increased amortization of capitalized debt issuance costs related to the new amended credit agreement. Total other income, net of $12.2 million in the year ended September 30, 2025 was primarily the result of interest income of $2.9 million and unrealized gains on investments in trading securities of $7.5 million.
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

PROVISION FOR INCOME TAXES

For the year ended September 30, 2025, we recorded income tax expense of $96.8 million, which reflects a higher pretax income than in the year ended September 30, 2024, partially offset by $11.1 million of non-cash tax benefits from the recognition of previously unrecognized tax benefits in fiscal 2025.

For the year ended September 30, 2024, we recorded income tax expense of $72.2 million, which reflects a higher pretax income than in the year ended September 30, 2023, partially offset by $5.5 million of non-cash tax benefits from the recognition of previously unrecognized tax benefits in fiscal 2024.

For the year ended September 30, 2023, we recorded income tax expense of $38.8 million.

WORKING CAPITAL

During the year ended September 30, 2025, working capital exclusive of cash increased by $76.6 million from September 30, 2024, reflecting a $187.4 million increase in current assets excluding cash partially offset by a $110.9 million increase in current liabilities during the period.

During the year ended September 30, 2025, our current assets exclusive of cash increased to $958.3 million, as compared to $770.9 million as of September 30, 2024. The increase was primarily driven by a $92.5 million increase in accounts receivable including retainage due to higher overall volume of sales and the timing of customer billings and project execution at the end of the year. Marketable securities also increased by $69.6 million as a portion of our excess cash was invested in trading securities. In addition, costs and estimated earnings in excess of billings increased by $9.1 million, driven by the timing of contract billings, and inventory increased by $9.8 million primarily due to acquisitions completed during the year ended September 30, 2025.

During the year ended September 30, 2025, our total current liabilities increased by $110.9 million to $633.4 million, compared to $522.6 million as of September 30, 2024, driven by a $93.1 million increase in accounts payable and accrued expenses primarily as a result of increased activity and the timing of payments across all of our operating segments and a $17.8 million increase in contract billings in excess of costs and estimated earnings, which varies based on the timing of contract billings on projects on which revenue is recognized using the percentage of completion method.

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

We believe the bonding capacity currently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of September 30, 2025, the estimated cost to complete our bonded projects was approximately $199.8 million.
LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, we had cash and cash equivalents of $127.2 million and $294.5 million of availability under our revolving credit facility. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our revolving credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our revolving credit facility or raise funds in the capital markets, if needed.

The Revolving Credit Facility

On January 21, 2025, we entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, our maximum revolver amount increased from $150 million to $300 million, and the maturity date was extended from September 30, 2026 to January 21, 2030. In addition, the limitation on borrowings based on available collateral under the previous credit agreement was eliminated under the Amended Credit Agreement.

Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. As of September 30, 2025, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
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

At September 30, 2025, we had $5.5 million in outstanding letters of credit and no outstanding borrowings under our revolving credit facility.

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

Operating activities provided net cash of $286.1 million during the year ended September 30, 2025, as compared to $234.4 million of net cash provided in the year ended September 30, 2024. The increase in operating cash flow resulted primarily from increased earnings partially offset by an increase in cash used in working capital during the year ended September 30, 2025 compared to the year ended September 30, 2024.

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

Investing Activities

Net cash used in investing activities was $163.7 million for the year ended September 30, 2025, compared to $108.8 million of net cash used in investing activities in the year ended September 30, 2024. During the year ended September 30, 2025, we had capital expenditures of $67.3 million as we continued to invest in equipment to increase the manufacturing capacity of our Infrastructure Solutions segment's operations, warehouse capacity and equipment for our Communications segment primarily in support of our data center customers, and other capital expenditures to support the growth of our business. We also paid $52.4 million in conjunction with business combinations. Additionally, we paid $44.9 million to acquire a membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business.

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

Financing Activities

Net cash used in financing activities was $96.1 million in the year ended September 30, 2025. Net cash used in financing activities for the year ended September 30, 2025 included $41.6 million used for the repurchase of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, $40.0 million paid to acquire the 20 percent noncontrolling interest in Edmonson Electric, LLC, and distributions to noncontrolling interests of $8.6 million.

Net cash used in financing activities was $100.5 million in the year ended September 30, 2024. Net cash used in financing activities for the year ended September 30, 2024 included $44.0 million used for the repurchase of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, $32.0 million paid to acquire the 20 percent noncontrolling interest in Bayonet Plumbing, Heating & Air-Conditioning, LLC, and distributions to noncontrolling interests of $16.2 million.

Net cash used in financing activities was $105.8 million in the year ended September 30, 2023. Net cash used in financing activities for the year ended September 30, 2023 included net repayments on our credit facility of $82.7 million, distributions to noncontrolling interests of $11.5 million, and $8.3 million used for the repurchase of our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation.

CONTROLLING SHAREHOLDER

Tontine Associates, L.L.C. ("Tontine Associates"), together with its affiliates (collectively, "Tontine") is the Company's controlling stockholder, owning approximately 54 percent of the Company’s outstanding common stock based on a Form 4 and a Schedule 13D/A filed by Tontine with the SEC on September 17, 2025 and the Company's shares outstanding as of November 17, 2025. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

The Company is a party to a sublease agreement with Tontine Associates, for corporate office space in Greenwich, Connecticut. In December 2022, the Company entered into an amendment of the sublease agreement, which was set to terminate on February 28, 2023, to extend the term of the agreement through August 31, 2024 and to increase the monthly payments from approximately $8 thousand to approximately $9 thousand effective March 1, 2023. On August 1, 2024, the Company entered into an amendment of the sublease agreement to extend the term of the agreement through September 30, 2025, effective September 1, 2024. On August 1, 2025, the Company entered into an amendment of the sublease agreement to extend the term of the agreement through September 30, 2026. Payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord.

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

Jeffrey L. Gendell was appointed Executive Chairman of the Company effective July 1, 2025 after serving as Chief Executive Officer of the Company from October 1, 2020 to June 30, 2025, and as the Company's Interim Chief Executive Officer from July 31, 2020 to September 30, 2020. Mr. Gendell has also served as a director and as Chairman of the Board of Directors since November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of our Board of Directors since February 2012, and who previously served as Interim Director of Operations from November 2017 to January 2019, as Vice Chairman of the Board from November 2016 to November 2017 and as Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until January 2018.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As is common in our industry, we have entered into certain off-balance sheet arrangements that expose us to increased risk. Our significant off-balance sheet transactions include letter of credit obligations, firm commitments for materials and surety guarantees.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2025, $5.5 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2025, we had firm commitments of $13.4 million outstanding under agreements to purchase materials over the next 12 months in the ordinary course of business.

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

Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, approximately 87.1% of our revenues are based on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). Approximately 12.9% of our revenues are earned from contracts where we are paid on a time and materials basis. Our most significant cost drivers are the cost of labor and materials. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year.
We complete most of our projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method. Revenues recognized on a percentage-of-completion basis, all of which are fixed price or cost plus arrangements, comprised approximately 64% of our total revenue for the year ended September 30, 2025. The percentage-of-completion method for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We generally do not incur significant costs related to obtaining contracts, or initial set-up or mobilization costs, prior to the start of a project. When significant pre‑contract costs are incurred, they will be capitalized and amortized on a percentage of completion basis over the life of the contract.

The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed that management believes will be billed and collected within the next twelve months. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, completion of specified units or completion of the contract. Also included in this asset, from time to time, are claims and unapproved change orders, which include amounts that we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Variable consideration, including claims and unapproved change orders, is estimated at either the expected probability weighted value or the most likely amount in a range of possible consideration amounts, utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages, if any). Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred.

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

Investment Risk

We are exposed to market price volatility for our investments in marketable securities which are carried at fair value measured using market prices, with gains and losses included in Other income, net on our Consolidated Statements of Comprehensive Income. Changes in the market value of these investments could create volatility in our reported earnings from period to period, and a decline in value of our investments could have an adverse impact on our reported earnings. Changes in market value of investments measured at fair value resulted in an unrealized gain of $7.5 million in the year ended September 30, 2025. As of September 30, 2025, we had investments in marketable securities with a fair value of $104.6 million, and a 10% change in the market value of these investments would cause a $10.5 million impact to our pre-tax income.

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Any borrowings under our revolving credit facility is structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We had no borrowings outstanding under our revolving credit facility as of September 30, 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IES Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IES Holdings, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 21, 2025 expressed an unqualified opinion thereon.

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

Revenue recognition for certain fixed-price construction contracts
Description of the Matter	As described in Notes 2 and 4 to the consolidated financial statements, the Company principally recognizes revenue on construction contracts over time using costs incurred as a percentage of estimated total costs at completion to determine the extent of progress toward satisfying performance obligations. Revenue recognition under this method is subject to judgment as the determination of progress towards completion requires management to prepare estimates of total project costs to complete.
Auditing management’s estimates used in the revenue recognition process for construction projects is subjective, requiring judgment to evaluate management’s determination of forecasted costs to complete.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimating process, including controls over management’s review of the estimated cost to complete construction contracts.
Our audit procedures included, among others, evaluating appropriate application of the Company’s revenue recognition method; testing significant assumptions used to develop the estimated cost to complete; and testing the completeness and accuracy of the underlying data. To assess the reasonableness of management’s estimated costs, we performed audit procedures that included, among others, procedures that are analytical in nature; agreeing the estimate to supporting documentation; conducting interviews with project personnel; attending select project review meetings; and performing retrospective review.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
November 21, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IES Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited IES Holdings, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IES Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 21, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Houston, Texas
November 21, 2025

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Information)

	September 30,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,171	$100,832
Marketable securities	104,587	35,003
Accounts receivable:
Trade, net of allowance	552,158	469,833
Retainage	99,930	89,793
Inventories	111,536	101,728
Costs and estimated earnings in excess of billings	69,229	60,139
Prepaid expenses and other current assets	20,870	14,366
Total current assets	1,085,481	871,694
Property and equipment, net	183,231	134,197
Goodwill	107,830	93,960
Investments	59,662	—
Intangible assets, net	41,645	45,890
Deferred tax assets	16,055	22,458
Operating right of use assets	88,388	61,956
Other non-current assets	13,369	13,871
Total assets	$1,595,661	$1,244,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	456,646	363,582
Billings in excess of costs and estimated earnings	176,782	158,972
Total current liabilities	633,428	522,554
Long-term debt	—	—
Operating long-term lease liabilities	61,967	40,445
Other tax liabilities	6,755	16,677
Other non-current liabilities	5,549	12,241
Total liabilities	707,699	591,917
Noncontrolling interest	4,007	40,996
COMMITMENTS AND CONTINGENCIES (NOTE 19)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 19,854,463 and 19,971,670 outstanding, respectively	220	220
Treasury stock, at cost, 2,195,066 and 2,077,859 shares, respectively	(127,751)	(90,325)
Additional paid-in capital	210,668	203,458
Retained earnings	800,818	497,760
Total stockholders’ equity	883,955	611,113
Total liabilities and stockholders’ equity	$1,595,661	$1,244,026

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)

	Year Ended September 30,
	2025	2024	2023
Revenues	$3,371,468	$2,884,358	$2,377,227
Cost of services	2,511,971	2,187,768	1,932,688
Gross profit	859,497	696,590	444,539
Selling, general and administrative expenses	474,978	396,684	298,625
Contingent consideration	1,145	714	277
Gain on sale of assets	(155)	(1,684)	(14,139)
Operating income	383,529	300,876	159,776
Interest and other (income) expense:
Interest expense	1,814	1,338	3,022
Other income, net	(12,170)	(5,128)	(1,794)
Income from operations before income taxes and equity method investment income	393,885	304,666	158,548
Provision for income taxes	96,805	72,165	38,761
Equity method investment income	(14,762)	—	—
Net income	311,842	232,501	119,787
Net income attributable to noncontrolling interest	(5,867)	(13,385)	(11,499)
Comprehensive income attributable to IES Holdings, Inc.	$305,975	$219,116	$108,288

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$15.22	$10.02	$4.58
Diluted	$15.02	$9.89	$4.54

Shares used in the computation of earnings per share:
Basic	19,917,463	20,160,143	20,196,850
Diluted	20,182,797	20,414,932	20,413,032

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2022	22,049,529	$220	(1,707,629)	$(44,000)	$201,871	$203,197	$361,288
Issuance of share-based compensation	—	—	105,755	2,764	(2,764)	—	—
Acquisition of treasury stock	—	—	(256,437)	(8,294)	10	—	(8,284)
Options exercised	—	—	3,000	80	(58)	—	22
Non-cash compensation	—	—	—	—	4,372	—	4,372
Increase in noncontrolling interest	—	—	—	—	—	(15,701)	(15,701)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	108,288	108,288
BALANCE, September 30, 2023	22,049,529	$220	(1,855,311)	$(49,450)	$203,431	$295,784	$449,985
Issuance of share-based compensation	—	—	104,600	3,062	(3,062)	—	—
Acquisition of treasury stock	—	—	(329,648)	(44,028)	—	—	(44,028)
Options exercised	—	—	2,500	91	(72)	—	19
Non-cash compensation	—	—	—	—	5,517	—	5,517
Change in IES Holdings, Inc.'s ownership interest in consolidated subsidiaries					(2,356)		(2,356)
Increase in noncontrolling interest	—	—	—	—	—	(17,140)	(17,140)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	219,116	219,116
BALANCE, September 30, 2024	22,049,529	$220	(2,077,859)	$(90,325)	$203,458	$497,760	$611,113
Issuance of share-based compensation	—	—	94,799	4,218	(4,218)	—	—
Acquisition of treasury stock	—	—	(212,006)	(41,644)	—	—	(41,644)
Non-cash compensation	—	—	—	—	12,844	—	12,844
Change in IES Holdings, Inc.'s ownership interest in consolidated subsidiaries	—	—	—	—	(1,416)	—	(1,416)
Increase in noncontrolling interest	—	—	—	—	—	(2,917)	(2,917)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	305,975	305,975
BALANCE, September 30, 2025	22,049,529	$220	(2,195,066)	$(127,751)	$210,668	$800,818	$883,955

The accompanying notes are an integral part of these Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$311,842	$232,501	$119,787
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (benefit)	3,445	1,481	(120)
Deferred financing cost amortization	475	287	268
Depreciation and amortization	46,941	37,103	29,407
Gain on sale of assets	(155)	(1,684)	(14,139)
Non-cash compensation expense	12,931	5,532	4,372
Deferred income tax and other non-cash tax adjustments, net	(3,305)	(1,126)	5,185
Unrealized gain on trading securities	(7,485)	(1,789)	—
Equity method investment income	(14,762)	—	—
Changes in operating assets and liabilities
Marketable securities	(62,099)	(33,214)	—
Accounts receivable	(79,948)	(93,507)	2,917
Inventories	4,149	(3,522)	(1,142)
Costs and estimated earnings in excess of billings	(8,674)	(3,979)	3,456
Prepaid expenses and other current assets	(16,455)	(16,720)	(7,322)
Other non-current assets	(1,557)	174	2,067
Accounts payable and accrued expenses	86,460	57,894	(10,047)
Billings in excess of costs and estimated earnings	16,089	54,550	19,051
Other non-current liabilities	(1,796)	423	162
Net cash provided by operating activities	286,096	234,404	153,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67,253)	(45,159)	(17,667)
Proceeds from sales of assets	833	3,694	20,602
Cash paid in conjunction with equity investments	(44,900)	(380)	(165)
Cash paid in conjunction with business combinations or dispositions, net of cash acquired	(52,368)	(67,002)	—
Net cash provided by (used in) investing activities	(163,688)	(108,847)	2,770
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	996,400	2,896,346	2,381,562
Repayments of debt	(996,400)	(2,896,346)	(2,464,221)
Cash paid for finance leases	(4,382)	(4,257)	(3,338)
Purchase of noncontrolling interest	(40,000)	(32,000)	—
Settlement of contingent consideration liability	(1,451)	(4,074)	—
Distribution to noncontrolling interest	(8,592)	(16,155)	(11,491)
Purchase of treasury stock	(41,644)	(44,028)	(8,284)
Options exercised	—	19	22
Net cash provided by (used in) financing activities	(96,069)	(100,495)	(105,750)
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,339	25,062	50,922
CASH, CASH EQUIVALENTS, beginning of period	100,832	75,770	24,848
CASH, CASH EQUIVALENTS, end of period	$127,171	$100,832	$75,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$882	$536	$2,089
Cash paid for income taxes, net	$117,314	$61,614	$12,056

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired in exchange for liabilities	$789	$—	$4,712
Contingent consideration liability assumed in conjunction with business combinations	$—	$2,790	$—
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

Marketable Securities

Marketable securities consist of highly liquid equity securities and debt securities with original maturities over three months. All of our marketable debt securities are classified as trading securities and mature after one year and before five years from the balance sheet date. Our marketable securities with readily determinable fair values are carried at fair value, with gains and losses included in Other income, net on our Consolidated Statements of Comprehensive Income.
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
Debt Issuance Costs
Debt issuance costs are included in other non-current assets and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $475, $287 and $268, respectively, for the years ended September 30, 2025, 2024 and 2023. Remaining unamortized capitalized debt issuance costs were $2,597 and $598 at September 30, 2025, and 2024, respectively.

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

We recognize revenue on construction contracts over time using the percentage of completion method. Construction contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements can result in change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover additional costs that have not been resolved through change orders with the customer. We recognize revenue from change orders or claims when recovery of such amounts is probable. The amount of revenue associated with unapproved change orders and claims was immaterial for the years ended September 30, 2025, 2024 and 2023. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in contracts are typically due upon completion of the contracts and acceptance by the customer. Based on our experience, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

Certain divisions in our operating segments recognize revenue at the completion of the contract ("completed contract") under the right to invoice practical expedient because the duration of their contracts is short in nature. We recognize revenue on completed contracts when the project is complete and billable to the customer.

Accounts Receivable and Allowance for Credit Losses
We record accounts receivable for all amounts billed and not collected and amounts for which we have an unconditional right to bill our customers. Additionally, we provide an allowance for credit losses based on historical company-specific uncollectable accounts, as well as current and expected market conditions. From time to time, we establish additional allowance for credit losses for financial asset balances with specific customers where collectability has been determined to be improbable based on specific facts and circumstances. Such allowances are established as deemed necessary in the period such determination is made. As is common in our industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. Our allowance for credit losses at September 30, 2025 and 2024 was $4,340 and $1,818, respectively.

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

On a quarterly basis, we evaluate the realizability of our deferred tax assets and reduce such assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. In making this assessment, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. If actual future taxable income is different from these estimates, our results could be affected.

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
Equity Method Investments
We account for investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over an investee but does not grant us control. Significant influence generally exists when an investor owns 20% or more of the voting stock of an incorporated investee or a more than 3% to 5% interest in an unincorporated investee. Under the equity method of accounting, the carrying amount of an investment is initially recorded at cost basis and is subsequently adjusted for our proportionate share of earnings or losses, additional investments in the entity, and distributions. Our proportionate share of earnings or losses is recorded in “Equity method investment income” on our Consolidated Statements of Comprehensive Income.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and contract assets and liabilities approximate fair values due to their short-term nature. The carrying value of borrowings under our revolving credit facility approximates fair value as its effective interest rate is variable and approximates market rates.

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
On June 28, 2024, we purchased the remaining 20 percent noncontrolling interest in Bayonet for $32,000, and on July 1, 2025, we purchased the remaining 20 percent noncontrolling interest in Edmonson for $40,000. As we retained our controlling interest in these companies, the changes in ownership interests were accounted for as equity transactions. The difference between the balance of the noncontrolling interest at the date of redemption of the remaining interests and the consideration paid was recognized in Additional Paid-In Capital in the accompanying Consolidated Balance Sheets and was not reflected in earnings.
If all of the noncontrolling interests remaining outstanding at September 30, 2025 had been redeemable at that date, the redemption amount would have been $4,007.

The activity in redeemable noncontrolling interest is summarized in the table below.

	Year Ended September 30,
	2025	2024	2023
Balance at beginning of period	$40,996	$49,951	$29,193
Net income attributable to noncontrolling interests	5,867	13,385	11,499
Distributions to noncontrolling interests	(8,592)	(16,155)	(11,491)
Adjustments to record noncontrolling interests at redemption value	3,863	22,695	20,750
Adjustment to record noncontrolling interests at value of consideration paid to acquire ownership interest	1,873	3,120	—
Purchase of ownership interest from noncontrolling interests	(40,000)	(32,000)	—
Balance at end of period	$4,007	$40,996	$49,951

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

Accounting Standards Recently Adopted
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This standard requires disclosure of significant segment expenses, other segment items, and additional information about the chief operating decision maker (“CODM”). This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required. We adopted this standard on October 1, 2024. This update impacted our annual disclosures; it had no impact on our financial condition, results of operations, or cash flows.

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

In September 2025, the FASB issued Accounting Standard Update No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This standard amends the existing standard for capitalizing costs to develop or obtain software for internal use. This update removes the requirement for costs associated with internal-use software projects to be capitalized only at certain stages of development, instead only requiring that management has authorized and committed to funding a software project and that it is probable that the project will be completed and the software will be used for the function intended in order for these costs to be capitalized. This update is effective for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. This update may be applied on a prospective or retrospective basis, or a modified prospective basis for in-process projects. We are evaluating the impact this update will have on our financial condition, results of operations, and cash flows.

3. CONTROLLING SHAREHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”) is the Company's controlling stockholder, owning approximately 54 percent of the Company’s outstanding common stock based on a Form 4 and a Schedule 13D/A filed by Tontine with the SEC on September 17, 2025 and the Company's shares outstanding as of November 17, 2025. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders.

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

Jeffrey L. Gendell was appointed Executive Chairman of the Company effective July 1, 2025 after serving as Chief Executive Officer of the Company from October 1, 2020 to June 30, 2025, and as the Company's Interim Chief Executive Officer from July 31, 2020 to September 30, 2020. Mr. Gendell has also served as a director and as Chairman of the Board of Directors since November 2016. He is the managing member and founder of Tontine, and the brother of David B. Gendell, who has served as a member of our Board of Directors since February 2012, and who previously served as Interim Director of Operations from November 2017 to January 2019, as Vice Chairman of the Board from November 2016 to November 2017 and as Chairman of the Board from January 2015 to November 2016. David B. Gendell was an employee of Tontine from 2004 until January 2018.

The Company is a party to a sublease agreement with Tontine Associates, for corporate office space in Greenwich, Connecticut. In December 2022, the Company entered into an amendment of the sublease agreement, which was set to terminate on February 28, 2023, to extend the term of the agreement through August 31, 2024 and to increase the monthly payments from approximately $8 to approximately $9 effective March 1, 2023. On August 1, 2024, the Company entered into an amendment of the sublease agreement to extend the term of the agreement through September 30, 2025, effective September 1, 2024. On August 1, 2025, the Company entered into an amendment of the sublease agreement to extend the term of the agreement through September 30, 2026. Payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord.

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

Variable Consideration

The transaction price for our contracts may include variable consideration, which includes changes to transaction price for unapproved change orders, claims and incentives. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract. We estimate variable consideration at either the expected probability weighted value or the most likely amount in a range of possible consideration amounts, utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages, if any). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or accounted for as a reduction of the transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.

Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. During the year ended September 30, 2024, we began to disaggregate the revenue from our Residential operating segment's single-family electrical and single-family plumbing & HVAC businesses, which was aggregated under our Residential single-family business in prior periods, to provide more detail about the major product lines significant to our Residential business. Our consolidated revenue for the years ended September 30, 2025, 2024 and 2023 was derived from the following activities. Prior period amounts have been reclassified to conform with the current period presentation, where applicable. See details in the following tables:

	Year Ended September 30,
	2025	2024	2023
Communications	$1,140,640	$776,474	$600,776
Residential
Single-family Electrical	665,610	732,334	717,386
Single-family Plumbing & HVAC	325,798	324,911	243,885
Multi-family and Other	312,961	331,595	318,233
Total Residential	1,304,369	1,388,840	1,279,504
Infrastructure Solutions
Industrial Services	98,262	53,291	46,091
Custom Engineered Solutions	400,462	297,805	171,262
Total Infrastructure Solutions	498,724	351,096	217,353
Commercial & Industrial	427,735	367,948	279,594
Total revenue	$3,371,468	$2,884,358	$2,377,227

	Year Ended September 30, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$803,930	$1,304,369	$457,587	$372,093	$2,937,979
Time-and-material	336,710	—	41,137	55,642	433,489
Total revenue	$1,140,640	$1,304,369	$498,724	$427,735	$3,371,468

	Year Ended September 30, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$554,160	$1,388,840	$336,786	$316,365	$2,596,151
Time-and-material	222,314	—	14,310	51,583	288,207
Total revenue	$776,474	$1,388,840	$351,096	$367,948	$2,884,358

	Year Ended September 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$404,684	$1,279,504	$210,547	$241,159	$2,135,894
Time-and-material	196,092	—	6,806	38,435	241,333
Total revenue	$600,776	$1,279,504	$217,353	$279,594	$2,377,227

Accounts Receivable

Accounts receivable include amounts which we have billed or have an unconditional right to bill our customers. As of September 30, 2025, accounts receivable included $16,461 of unbilled receivables for which we have an unconditional right to bill.

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

During the years ended September 30, 2025 and 2024, we recognized revenue of $147,995 and $98,564 related to our contract liabilities at October 1, 2024 and 2023, respectively.

We did not have any impairment losses recognized on our receivables or contract assets for the years ended September 30, 2025, 2024 and 2023.
Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments undertaken during a given period, as well as additions to the scope of existing contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At September 30, 2025, we had remaining performance obligations of $1,686,583. The Company expects to recognize revenue on approximately $1,029,713 of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.

For the year ended September 30, 2025, net revenue recognized from our performance obligations satisfied in previous periods was not material.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years			Year Ended September 30,
				2025	2024
Land	N/A			$14,493	$9,482
Buildings and improvements	5	-	20	75,183	55,805
Machinery and equipment	3	-	10	155,665	117,774
Information systems	2	-	8	18,327	14,968
Furniture and fixtures	5	-	7	5,205	2,976
Construction in progress				12,115	6,578
Property and equipment, gross				$280,988	$207,583
Less-Accumulated depreciation				(97,757)	(73,386)
Property and equipment, net				$183,231	$134,197
Depreciation expense, including amortization of internal-use software, was $28,948, $19,533 and $12,121, respectively, for the years ended September 30, 2025, 2024 and 2023.

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

The following table reconciles the components of the basic and diluted earnings per share for the years ended September 30, 2025, 2024 and 2023:

	Year Ended September 30,
	2025	2024	2023
Numerator:
Net income attributable to IES Holdings, Inc.	$305,975	$219,116	$108,288
Increase in noncontrolling interest	(2,917)	(17,140)	(15,701)
Net income attributable to restricted shareholders of IES Holdings, Inc.	—	—	(11)
Net income attributable to common shareholders of IES Holdings, Inc.	$303,058	$201,976	$92,576

Denominator:
Weighted average common shares outstanding — basic	19,917,463	20,160,143	20,196,850
Effect of dilutive stock options and non-vested securities	265,334	254,789	216,182
Weighted average common and common equivalent shares outstanding — diluted	20,182,797	20,414,932	20,413,032

Earnings per share attributable to common shareholders of IES Holdings, Inc.:
Basic	$15.22	$10.02	$4.58
Diluted	$15.02	$9.89	$4.54

Potentially dilutive securities excluded from the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:
Employee PSUs	4,789	—	—

For the years ended September 30, 2025, 2024 and 2023, the average price of our common stock exceeded the exercise price of outstanding stock options; therefore, all of our outstanding stock options were included in the computation of diluted earnings per share. For the years ended September 30, 2025, 2024 and 2023, there were no other unvested performance awards excluded from the calculation of diluted earnings per share because the inclusion of such instruments would have been anti-dilutive.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consist of the following:

	September 30,
	2025	2024
Accounts payable, trade	$209,356	$149,381
Accrued compensation and benefits	160,440	116,465
Accrued insurance liabilities	12,131	11,158
Current operating lease liabilities	26,128	21,981
Income taxes payable	7,449	22,778
Other accrued expenses	41,142	41,819
Accounts payable and accrued expenses	$456,646	$363,582
8.  DEBT

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
Fourth Amended and Restated Credit and Security Agreement
On January 21, 2025, we entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, our revolver amount increased from $150,000 to $300,000, and the maturity date was extended from September 30, 2026, to January 21, 2030. In addition, the limitation on borrowings based on available collateral was eliminated under the Amended Credit Agreement.
Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. As of September 30, 2025, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
We had no outstanding borrowings as of September 30, 2025 or 2024. At September 30, 2025, we had $5,545 in outstanding letters of credit and $294,455 of availability under our revolving credit facility.
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
In addition, we are charged monthly in arrears an unused commitment fee of 0.25% to 0.35% per annum on any unused portion of the revolving credit facility based on the Company's Consolidated Total Leverage Ratio.
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

Current operating lease liabilities were $26,128 and $21,981, respectively, as of September 30, 2025 and 2024, and current finance lease liabilities were $4,198 and $4,563, respectively, as of September 30, 2025 and 2024. Current operating and finance lease liabilities were included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets as of September 30, 2025 and 2024. Non-current finance lease liabilities and finance lease right-of-use assets were included in the "Other non-current liabilities" and "Other non-current assets", respectively, in the Consolidated Balance Sheets.

The maturities of our lease liabilities as of September 30, 2025, are as follows:

	Operating Leases	Finance Leases	Total
2026	$26,708	$4,351	$31,059
2027	21,713	2,607	24,320
2028	15,827	867	16,694
2029	11,340	361	11,701
2030	6,952	68	7,020
Thereafter	18,750	—	18,750
Total undiscounted lease payments	$101,290	$8,254	$109,544
Less: imputed interest	13,195	660	13,855
Present value of lease liabilities	$88,095	$7,594	$95,689
The total future undiscounted cash flows related to lease agreements committed to but not yet commenced as of September 30, 2025, is $5,959.

Lease cost recognized in our Consolidated Statements of Comprehensive Income is summarized as follows:

	Year Ended September 30,
	2025	2024	2023
Operating lease cost	$25,040	$21,933	$18,501
Finance lease cost
Amortization of lease assets	4,381	4,370	3,603
Interest on lease liabilities	529	553	746
Finance lease cost	4,910	4,923	4,349
Short-term lease cost	2,109	1,558	1,883
Variable lease cost	6,784	4,518	2,805
Total lease cost	$38,843	$32,932	$27,538

Other information about lease amounts recognized in our Consolidated Financial Statements is summarized as follows:

	Year Ended September 30,
	2025	2024	2023
Operating cash flows used for operating leases	$27,407	$24,381	$22,022
Operating cash flows used for finance leases	529	553	746
Right-of-use assets obtained in exchange for new operating lease liabilities	38,211	21,795	27,491
Right-of-use assets obtained in exchange for new finance lease liabilities	1,751	1,678	5,973

	Year Ended September 30,
	2025	2024
Weighted-average remaining lease term - operating leases	5.6 years	3.8 years
Weighted-average remaining lease term - finance leases	2.3 years	2.7 years
Weighted-average discount rate - operating leases	5.1%	5.5%
Weighted-average discount rate - finance leases	5.7%	6.2%

For a discussion of leases with certain related parties which are included above, see Note 13, “Related-Party Transactions.”

Rent expense was $27,149, $23,491 and $20,384 for the years ended September 30, 2025, 2024 and 2023, respectively.

10.  INCOME TAXES

Federal and state income tax provisions are as follows:

	Year Ended September 30,
	2025	2024	2023
Federal:
Current	$72,037	$53,318	$27,205
Deferred	6,184	2,672	4,300
State:
Current	18,150	14,603	6,370
Deferred	434	1,572	886
Total provision for income taxes	$96,805	$72,165	$38,761
Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate to income (loss) before income taxes as follows:

	Year Ended September 30,
	2025	2024	2023
Provision at the federal statutory rate, including equity method investments	$85,817	$63,980	$33,295
Increase resulting from:
Non-deductible expenses	2,952	2,235	1,634
State income taxes, net of federal deduction	14,325	11,952	6,338
Executive compensation, including stock incentives	4,518	2,050	383
Contingent tax liabilities	—	—	396
Change in valuation allowance	—	138	—
Other	850	743	—
Decrease resulting from:
Share-based compensation	(682)	(601)	(332)
Noncontrolling interest	(1,232)	(2,811)	(2,415)
Change in valuation allowance	(72)	—	(52)
Contingent tax liabilities	(9,671)	(5,521)	—
Other	—	—	(486)
Total provision for income taxes	$96,805	$72,165	$38,761

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	September 30,
	2025	2024
Deferred income tax assets:
Allowance for credit losses	$1,016	$371
Accrued expenses	21,213	19,415
Net operating loss carryforward	2,439	2,701
Various reserves	3,564	2,073
Intangible assets	7,913	390
Partnerships	600	7,200
Share-based compensation	1,570	1,364
Lease asset	18,981	15,630
Other	2,706	1,068
Subtotal	60,002	50,212
Less valuation allowance	889	961
Total deferred income tax assets	59,113	49,251
Deferred income tax liabilities:
Property and equipment	18,182	10,319
Lease liability	18,832	15,475
Equity method investments	3,275	—
Other	2,769	999
Total deferred income tax liabilities	43,058	26,793
Net deferred income tax assets	$16,055	$22,458

In fiscal 2025 and 2024, the valuation allowance on our deferred tax assets decreased by $72 and increased by $138, respectively, which is included in “Provision for income taxes” in our Consolidated Statements of Comprehensive Income.

As of September 30, 2025, we had available approximately $3,785 of federal net tax operating loss carry forward for federal income tax purposes. This carry forward, which may provide future tax benefits, is subject to an annual limitation of $709 under Section 382 of the Internal Revenue Code and will begin to expire in 2029. As of September 30, 2025, we had available approximately $41,689 state net tax operating loss carry forwards, which will begin to expire in 2026. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	Year Ended September 30,
	2025	2024
Balance at beginning of period	$16,881	$22,347
Additions for positions of prior years	560	1,655
Reduction resulting from the lapse of the applicable statutes of limitations	(11,466)	(7,121)
Balance at end of period	$5,975	$16,881

As of September 30, 2025 and 2024, there are $5,637 and $16,881, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We anticipate that approximately $2,855 in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. The reversal is predominantly due to the expiration of the statute of limitation for unrecognized tax benefits.

We had approximately $1,017 and $1,452 accrued for the payment of interest and penalties at September 30, 2025 and 2024, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

The tax years ended September 30, 2022, and forward are subject to federal audit as are tax years prior to September 30, 2022, to the extent of unutilized net operating losses generated in those years. The tax years ended September 30, 2021, and forward are subject to state audits as are tax years prior to September 30, 2021, to the extent of unutilized net operating losses generated in those years.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (the “Act”), a comprehensive legislative package that includes significant changes to federal tax policy. The Act, among other corporate provisions, includes the permanent extension of 100% bonus depreciation and the repeal of mandatory capitalization of domestic research and experimental expenditures. For the year ended September 30, 2025, there were no material impacts to earnings resulting from the Act.

11. OPERATING SEGMENTS

We manage and measure performance of our business in four distinct operating segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial. These segments are reflective of how the Company’s CODM reviews operating results for the purposes of allocating resources and assessing performance. The CODM primarily uses “Income (loss) from operations” for each operating segment to assess performance and decide how to allocate resources. Investment gains and losses and certain other corporate income and expense items are not considered in assessing the financial performance of operating businesses. In evaluating performance of the operating businesses, the CODM may compare actual income from operations for a segment to its forecast or prior year results. The Company’s CODM is its Chief Executive Officer.

Transactions between segments, if any, are eliminated in consolidation. Our corporate office provides general and administrative services, as well as support services, to our four operating segments. Management allocates certain shared costs among segments for selling, general and administrative expenses and depreciation expense.

Segment information for the years ended September 30, 2025, 2024 and 2023 is as follows:

	Year Ended September 30, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$1,140,640	$1,304,369	$498,724	$427,735	$—	$3,371,468
Cost of services	876,037	967,920	327,202	340,812	—	2,511,971
Gross profit	264,603	336,449	171,522	86,923	—	859,497
Selling, general and administrative	98,187	232,789	51,813	39,695	52,494	474,978
Contingent consideration	—	—	1,145	—	—	1,145
Loss (gain) on sale of assets	(89)	(132)	97	(31)	—	(155)
Income (loss) from operations	$166,505	$103,792	$118,467	$47,259	$(52,494)	$383,529
Other data:
Depreciation and amortization expense	$5,481	$23,320	$14,420	$2,792	$928	$46,941
Capital expenditures	$27,899	$11,351	$12,046	$11,300	$4,657	$67,253
Total assets	$439,919	$356,539	$355,087	$113,123	$330,993	$1,595,661

	Year Ended September 30, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$776,474	$1,388,840	$351,096	$367,948	$—	$2,884,358
Cost of services	623,844	1,024,440	245,743	293,741	—	2,187,768
Gross profit	152,630	364,400	105,353	74,207	—	696,590
Selling, general and administrative	65,752	228,371	37,394	32,925	32,242	396,684
Contingent consideration	—	36	678	—	—	714
Gain on sale of assets	(18)	(1,354)	(184)	(114)	(14)	(1,684)
Income (loss) from operations	$86,896	$137,347	$67,465	$41,396	$(32,228)	$300,876
Other data:
Depreciation and amortization expense	$3,627	$20,752	$9,783	$2,028	$913	$37,103
Capital expenditures	$13,493	$15,620	$8,916	$5,205	$1,925	$45,159
Total assets	$285,478	$395,682	$288,765	$89,023	$185,078	$1,244,026

	Year Ended September 30, 2023
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$600,776	$1,279,504	$217,353	$279,594	$—	$2,377,227
Cost of services	494,964	1,026,524	162,905	248,295	—	1,932,688
Gross profit	105,812	252,980	54,448	31,299	—	444,539
Selling, general and administrative	54,344	169,737	26,260	25,225	23,059	298,625
Contingent consideration	—	277	—	—	—	277
Loss (gain) on sale of assets	12	69	(1,029)	(13,198)	7	(14,139)
Income (loss) from operations	$51,456	$82,897	$29,217	$19,272	$(23,066)	$159,776
Other data:
Depreciation and amortization expense	$2,215	$19,281	$5,198	$1,640	$1,073	$29,407
Capital expenditures	$2,203	$9,114	$2,767	$2,525	$1,058	$17,667
Total assets	$205,924	$386,829	$180,871	$87,677	$120,299	$981,600
12. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of stock options as well as grants of stock, including restricted stock. The Equity Incentive Plan was amended and restated effective February 20, 2025 following approval by stockholders at the Company's 2025 Annual Meeting of Stockholders to, among other things, authorize the issuance of an additional 750,000 shares under the Equity Incentive Plan and extend its term to February 19, 2035. As of September 30, 2025, approximately 1,265,801 shares were available for issuance under the Equity Incentive Plan.

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

We repurchased 173,262 and 289,284 shares of our common stock in open market transactions at an average price of $174.25 and $136.34 per share during the years ended September 30, 2025 and 2024, respectively.

Treasury Stock

During the year ended September 30, 2025, we issued 94,799 shares of treasury stock to employees and repurchased 38,744 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 173,262 shares of common stock on the open market pursuant to our stock repurchase program.

During the year ended September 30, 2024, we issued 104,600 shares of treasury stock to employees and repurchased 40,308 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain performance phantom stock units under the Equity Incentive Plan. We also repurchased 289,284 shares of common stock on the open market pursuant to our stock repurchase program. During the year ended September 30, 2024, we issued 2,500 unrestricted shares to satisfy the exercise of outstanding options, of which 56 shares were repurchased to pay the exercise price of options.

Restricted Stock

We did not have any unvested restricted stock awards outstanding or related activity during the years ended September 30, 2025 and 2024. A summary of restricted stock awards for the year ended September 30, 2023 is provided in the table below:

Year Ended September 30,
2023
Unvested at beginning of year	13,639
Granted	—
Vested	(13,373)
Forfeited	(266)
Unvested at end of year	—

The fair value of shares vesting during the year ended September 30, 2023 was $461. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting.

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

The vesting of these awards is subject to either the achievement of specified levels of cumulative net income before taxes (a performance condition) or specified stock price levels (a market condition) and continued performance of services, or based on continued performance of services through the vesting date alone. For stock awards where vesting depends on achievement of a performance condition, we record expense when we conclude it is probable that the performance condition will be met. At September 30, 2025, it is deemed probable that the portion of the awards that vest based on performance conditions will vest.

A summary of Employee PSU activity for the year ended September 30, 2025, which are subject to the achievement of certain performance metrics, is provided in the table below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at September 30, 2024	300,301	$47.72
Granted	103,599	248.33
Vested	(94,752)	38.50
Forfeited	(2,393)	83.73
Unvested at September 30, 2025	306,755	$118.04

A summary of the compensation expense related to our stock awards recognized during the years ended September 30, 2025, 2024 and 2023 is provided in the table below:

	Year Ended September 30,
	2025	2024	2023
Restricted stock awards	$—	$—	$23
Director PSUs	$676	$495	$386
Employee PSUs	$12,255	$5,037	$3,963
13. RELATED-PARTY TRANSACTIONS

The Company is a party to a sublease agreement with Tontine Associates, for corporate office space in Greenwich, Connecticut. In December 2022, the Company entered into an amendment of the sublease agreement, which was set to terminate on February 28, 2023, to extend the term of the agreement through August 31, 2024 and to increase the monthly payments from approximately $8 to approximately $9 effective March 1, 2023. On August 1, 2024, the Company entered into an amendment of the sublease agreement to extend the term of the agreement through September 30, 2025, effective September 1, 2024. On August 1, 2025, the Company entered into an amendment of the sublease agreement to extend the term of the agreement through September 30, 2026. Payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord. See Note 3, “Controlling Shareholder” for additional information regarding Tontine.

14. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the IES Holdings, Inc. 401(k) Retirement Savings Plan. All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. We also maintain several subsidiary retirement savings plans. We recognized $7,414, $6,163, and $5,309 in matching expenses in fiscal years 2025, 2024 and 2023, respectively.

Executive Savings Plan

Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a plan year. The Human Resources and Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose. No compensation earned during the years ended September 30, 2025, 2024 and 2023 was deferred under this plan.

Multiemployer Pension Plan

The Infrastructure Solutions segment participates in a multiemployer direct benefit pension plan for employees covered under one of our collective bargaining agreements. We do not administer the plan. We do not significantly participate in this plan. As of December 31, 2024, this plan was funded at 95.02%.

15. INVESTMENTS
Investments in Marketable Securities

Investments in marketable equity and debt securities classified as trading securities, which were included in “Marketable securities” in our Consolidated Balance Sheets, are measured at fair value on a recurring basis and classified within Level 1 of the fair value hierarchy, because we use quoted prices of identical assets in active markets. For more information, refer to Note 16, “Fair Value Measurements.” The balance of our marketable securities was as follows:

	September 30,
	2025	2024
Marketable equity securities	104,587	31,639
Marketable debt securities	—	3,364
Marketable securities	104,587	35,003
Gains and losses to measure our investments in marketable equity and debt securities at fair value were included in “Other income, net” on our Consolidated Statements of Comprehensive Income. Our unrealized net gains (losses), which are calculated as total net gains (losses) recognized during the period less net gains (losses) recognized on securities sold during the period, were as follows:

	Year Ended September 30,
	2025	2024	2023
Unrealized gain on equity securities	$7,485	$1,492	$—
Unrealized gain on debt securities	—	297	—
Total unrealized gain on trading securities	$7,485	$1,789	$—
Equity Method Investments
On December 2, 2024, we paid $44,900 to acquire a 12.5% membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business, a designer and builder of storage facilities, tanks and terminals for energy and industrial markets. Our investment, which was included in “Investments” on our Consolidated Balance Sheets, is measured using the equity method of accounting, wherein the carrying value of our investment is initially recorded at cost basis and subsequently adjusted for our proportionate share of earnings or losses, additional investments, and distributions. We recorded $14,762 in earnings from our investment in Jett for the year ended September 30, 2025, and the carrying value of our investment in Jett was $59,662 at September 30, 2025.
16. FAIR VALUE MEASUREMENTS

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

At September 30, 2025, financial assets and liabilities measured at fair value on a recurring basis were limited to investments in equity securities and debt securities classified as trading securities, our Executive Savings Plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.

Financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2025 and 2024, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	September 30, 2025
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Equity securities	$104,587	$104,587	$—
Executive savings plan assets	1,120	1,120	—
Executive savings plan liabilities	(984)	(984)	—
Contingent consideration liability	(2,113)	—	(2,113)
Total	$102,610	$104,723	$(2,113)

	September 30, 2024
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable (Level 3)
Equity securities	$31,639	$31,639	$—
Debt securities classified as trading securities	3,364	3,364	—
Executive savings plan assets	986	986	—
Executive savings plan liabilities	(852)	(852)	—
Contingent consideration liability	(3,468)	—	(3,468)
Total	$31,669	$35,137	$(3,468)
On April 1, 2024, we entered into a contingent consideration arrangement valued at $2,790 in connection with the acquisition of Greiner Industries, Inc. (“Greiner”). A portion of the contingent consideration obligation related to Greiner was settled in cash for $2,500 in September 2025. The fair value of this liability, which was included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheets, is measured on a recurring basis classified within Level 3 of the fair value hierarchy. The contingent consideration obligation related to Bayonet, which was acquired in fiscal year 2021, was settled in cash for $4,500 in December 2023. Net adjustments to fair value of such liabilities related to Greiner and Bayonet were included in Contingent consideration in our Consolidated Statements of Comprehensive Income.
The table below presents the change in fair value of liabilities measured using significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair value at September 30, 2023	$(4,465)
Acquisitions	(2,790)
Net adjustments to fair value	$(713)
Settlements	4,500
Fair value at September 30, 2024	$(3,468)
Net adjustments to fair value	(1,145)
Settlements	2,500
Fair value at September 30, 2025	$(2,113)

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

17. INVENTORY

Inventories consist of the following components:

	September 30,
	2025	2024
Raw materials	$30,231	$14,078
Work in process	10,546	12,494
Finished goods	8,158	4,389
Parts and supplies	62,601	70,767
Total inventories	$111,536	$101,728
18. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes changes in the carrying value of goodwill by segment during the year ended September 30, 2025:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Balance at September 30, 2024	2,816	51,370	39,774	—	93,960
Acquisitions (Note 20)	9,520	—	4,350	—	13,870
Balance at September 30, 2025	$12,336	$51,370	$44,124	$—	$107,830

Based on the results of our annual goodwill impairment assessment at September 30, 2025, we concluded the fair value of each of our reporting units exceeded its book value, and therefore we recorded no impairment charges for the year ended September 30, 2025.

As of September 30, 2025 and 2024, we had accumulated impairment losses of $6,976 related to our Commercial & Industrial segment.
Intangible Assets

Intangible assets consist of the following:

				September 30, 2025
	Estimated Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$16,199	$(8,549)	$7,650
Technical library	20			400	(241)	159
Customer relationships	1	-	15	98,372	(66,024)	32,348
Non-competition arrangements	5			940	(31)	909
Backlog and construction contracts	1	-	2	1,257	(678)	579
Total				$117,168	$(75,523)	$41,645

				September 30, 2024
	Estimated Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$13,821	$(6,964)	$6,857
Technical library	20			400	(221)	179
Customer relationships	1	-	15	92,796	(54,478)	38,318
Backlog and construction contracts	1	-	2	750	(214)	536
Total				$107,767	$(61,877)	$45,890

For the years ended September 30, 2025, 2024 and 2023, amortization expense of intangible assets was $13,646, $13,200 and $13,684, respectively. Our estimated future amortization expense is as follows:

Year Ending September 30,
2026	$13,426
2027	9,879
2028	6,789
2029	4,064
2030	3,186
Thereafter	4,300
Total	$41,645
19. COMMITMENTS AND CONTINGENCIES

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

Risk Management
We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2025 and 2024, we had $12,131 and $11,158, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates, and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2025 and 2024, we utilized $5,545 and $4,756, respectively, of our outstanding letters of credit to collateralize our insurance program.

Surety

As of September 30, 2025, the estimated cost to complete our bonded projects was approximately $199,767. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2025, we had firm commitments of $13,413 outstanding under agreements to purchase materials over the next 12 months in the ordinary course of business.

20. BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

The Company completed three acquisitions during the year ended September 30, 2025 for total aggregate cash consideration of $51,826.
•Arrow Engine Company (“Arrow”) - On January 31, 2025, we acquired 100% of the equity interests of Arrow, a Tulsa, Oklahoma-based provider of engines, generator sets, compressors, and replacement parts primarily for the natural gas production market, from TriMas Corporation. Arrow is part of our Infrastructure Solutions segment and continues to operate under the Arrow name.
•Qypsys, LLC (“Qypsys”) - On July 31, 2025, we acquired 100% of the equity interests of Qypsys, a Tampa, Florida-based provider of wireless network infrastructure, including fiber-based LANs and flexible cellular coverage solutions such as distributed antenna systems. Qypsys is part of our Communications segment and continues to operate under the Qypsys name.
•Wisconsin Heavy Fabrication (“WHF”) - On September 8, 2025, we acquired certain assets comprising an industrial fabrication business in Manitowoc, Wisconsin from Broadwind, Inc., and formed WHF, a new 100% owned subsidiary of our Infrastructure Solutions segment. This acquisition expands manufacturing capacity for our Custom Engineered Solutions business.
The Company accounted for the transactions under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). The valuation of the assets acquired and liabilities assumed is as follows:

Trade receivables	$5,806
Inventories	13,957
Other current assets	602
Operating right of use assets	15,744
Property and equipment	13,490
Intangible assets	9,401
Goodwill	13,870
Current liabilities	(6,909)
Operating long-term lease liabilities	(12,946)
Other non-current liabilities	(1,189)
Net assets acquired	$51,826

In connection with these acquisitions, we acquired goodwill of $13,870, of which $12,512 is tax deductible, attributable to an assembled workforce and other intangibles that do not qualify for separate recognition. The intangible assets acquired primarily consisted of customer relationships, backlog, trade names and non-competition agreements with a total weighted-average amortization period of 7.99 years.

These acquisitions contributed $17,478 in revenue and $1,910 in operating income during the year ended September 30, 2025.

On April 1, 2024, the Company acquired 100% of the equity interests of Greiner, a Mount Joy, Pennsylvania-based structural steel fabrication and services company for an aggregate total purchase price of $70,334. Greiner is part of our Infrastructure Solutions segment and continues to operate under the Greiner name. In addition to cash consideration, net of cash acquired, of $67,544, the aggregate purchase price also included contingent consideration of up to $5,000 upon achievement of certain future earnings targets, which was valued at $2,790 as of the date of the acquisition.
We completed no acquisitions in fiscal year 2023.

Divestitures

We completed no divestitures in fiscal years 2025 and 2024.

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
21. SUBSEQUENT EVENTS

On November 7, 2025, we entered into a definitive agreement with Gulf Island Fabrication, Inc. (“Gulf Island”) (NASDAQ: GIFI) providing for our acquisition of Gulf Island, a steel fabricator and service provider to the industrial, energy and government sectors. Under the terms of the agreement, we will pay $12.00 in cash per Gulf Island share, or an aggregate equity value of approximately $192 million. The transaction is currently expected to close in the quarter ending March 31, 2026 subject to Gulf Island shareholder approval, regulatory approvals (including clearance under the Hart-Scott-Rodino Antitrust Improvements Act) and other customary closing conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In the fiscal year ended September 30, 2024, we began planning and preparing for our phased implementation of a new enterprise resource planning (“ERP”) system, which will replace and upgrade many of our existing financial systems and processes. The ERP system is designed to accurately maintain our financial records and provide timely information to management to be used in operating the business. The first phase was implemented in the quarter ended December 31, 2024 and the Company continued working toward the next phase of the implementation throughout the remainder of fiscal 2025. Upon the first phase implementation, the Company updated its internal controls as appropriate. As the implementation activities take place, we will continue to monitor the impact of the implementation on our financial reporting business processes and evaluate each quarter whether there are changes that affect our internal control over financial reporting.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on this assessment, our management determined that our disclosure controls and procedures were effective as of September 30, 2025.
Ernst & Young LLP (PCAOB No. 42), an independent registered public accounting firm that has audited the Company’s financial statements as of and for the three-year period ended September 30, 2025, has issued a report on their audit of management’s internal control over financial reporting, which is included herein.
Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's Insider Trading Policy. During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be included in Item 10 of Part III of this Annual Report on Form 10-K is incorporated by reference from the section entitled "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the sections entitled “Security Ownership of Certain Beneficial Owners and Management,” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than January 28, 2026.

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
Securities Authorized for Issuance Under Equity Plans

The following table provides information as of September 30, 2025 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 12, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	306,755	$—	1,265,801	(1)
Equity compensation plans not approved by security holders	—	$—	—
(1) Represents shares available for issuance under the Company's 2006 Equity Incentive Plan, as amended and restated effective February 20, 2025 (the “Amended Plan”). This plan provides for the granting or awarding of stock options, stock, restricted stock and other forms of equity to employees (including officers), consultants and directors of the Company. This includes 306,755 shares that may be issued pursuant to outstanding performance based phantom stock units ("PPSUs") based on achievement of performance metrics, where applicable, and otherwise assuming the target award is met.

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

10.7—
Amendment No. 1 to Third Amended Restated Credit and Security Agreement, dated April 28, 2022 by and among IES Holdings, Inc., each of the other Borrowers and Guarantors named therein, Wells Fargo Bank, National Association, as Administrative Agent, and Fifth Third Bank, National Association (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed December 6, 2022)

10.8 —
Fourth Amended and Restated Credit Agreement by and among the Company and each of the other borrowers and guarantors named therein with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Wells Fargo Securities LLC and Fifth Third Bank, National Association as joint lead arrangers and joint bookrunners and other financial institutions party thereto as lenders. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 22, 2025)

10.9 —
Sublease Agreement between Tontine Associates, L.L.C. and IES Shared Services, Inc., dated March 29, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2012)

10.10 —
First Amendment between Tontine Associates, L.L.C., IES Shared Services, Inc. and IES Management ROO, LP, dated as of March 31, 2016, to Sublease Agreement between Tontine Associates, L.L.C., and IES Shared Services, Inc., dated March 29, 2012. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

10.11 —
Fifth Amendment, dated as of August 1, 2024, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016, May 1, 2019, November 5, 2019 and December 15, 2022, between Tontine Associates, L.L.C. and IES Management ROO, LP. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed November 22, 2024)

(1)10.12 —
Sixth Amendment, dated as of August 1, 2025, to Sublease Agreement, dated as of March 29, 2012 and amended as of March 31, 2016, May 1, 2019, November 5, 2019, December 15, 2022, and August 1, 2024, between Tontine Associates, L.L.C. and IES Management ROO, LP.

10.13 —
Board Observer Letter Agreement between Tontine Associates, L.L.C. and IES Holdings, Inc., dated December 6, 2018 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed December 7, 2018)

*10.14 —	Term Life Insurance Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)
*10.15 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) 2006 Equity Incentive Plan, as amended and restated through 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2007)

*10.16 —
Form of Performance-Based Phantom Stock Unit Award Agreement under the Company’s 2006 Equity Incentive Plan, as amended and restated through 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed February 8, 2016)

*10.17 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed December 28, 2015)

*10.18 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Amended and Restated 2006 Equity Incentive Plan (as of February 20, 2025) (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed January 7, 2025)

*10.19 —
Form of Phantom Stock Unit Award under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.20 —
Form of Stock Option Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.21 —
Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 2006 Equity Incentive Plan (as of February 9, 2016) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2016)

*10.22 —	Amended and Restated 2009 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed December 15, 2008)
*10.23 —
Integrated Electrical Services, Inc. (n/k/a IES Holdings, Inc.) Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

*10.24 —
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

*10.26 —	IES Holdings, Inc. Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March, 5, 2019)
*10.27 —	IES Holdings, Inc. Long-Term Incentive Plan Annual Grant Program (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March, 5, 2019)
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

*10.30 —
Form of Cumulative Income Restricted Stock Award Agreement under the Company’s 2006 Equity Incentive Plan (as of February 9, 2016), dated March 4, 2019 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2019)

*10.31 —	Long-Term Incentive Plan Annual Grant Program (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 6, 2019)
*10.32 —
Compensation Letter between IES Holdings, Inc. and Mr. Jeffrey L. Gendell as Chief Executive Officer (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 5, 2020)

*10.33 —
Phantom Stock Unit Award Agreement dated as of December 3, 2021, by and between the Company and Matthew Simmes (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2021)

*10.34 —
Phantom Stock Unit Award Agreement dated as of December 1, 2021, by and between the Company and Jeffrey Gendell (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 3, 2021)

*10.35 —
Form of Time-Based Phantom Stock Unit under the Company's Amended and Restated 2006 Equity Incentive Plan, as amended and restated effective February 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2023)

*10.36 —	IES Holdings, Inc. 2025 Supplementary Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 22, 2024)
*19.1 —	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on November 22, 2024)
(1)21.1 —	Subsidiaries of the Registrant
(1)23.1 —	Consent of Ernst & Young LLP
(1)31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Gendell, Chief Executive Officer
(1)31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Chief Financial Officer
(2)32.1 —	Section 1350 Certification of Jeffrey L. Gendell, Chief Executive Officer
(2)32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Chief Financial Officer
*97.1 —	IES Holdings, Inc. Incentive Award Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on November 22, 2024)
(1)101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(1)101.SCH	Inline XBRL Schema Document
(1)101.LAB	Inline XBRL Label Linkbase Document
(1)101.PRE	Inline XBRL Presentation Linkbase Document
(1)101.DEF	Inline XBRL Definition Linkbase Document
(1)101.CAL	Inline XBRL Calculation Linkbase Document
104 —	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Management contracts or compensatory plans or arrangement.
(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2025.

IES HOLDINGS, INC.

By:	/s/ Matthew J. Simmes
Matthew J. Simmes
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of IES HOLDINGS, INC. hereby constitutes and appoints Matthew J. Simmes and Tracy A. McLauchlin, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any or all amendments to this report, with any and all exhibits thereto, and all other documents required to be filed therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do, if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Simmes	President and Chief Executive Officer, Director	November 21, 2025
Matthew J. Simmes	(Principal Executive Officer)

/s/ Jeffrey L. Gendell	Executive Chairman of the Board	November 21, 2025
Jeffrey L. Gendell

/s/ Tracy A. McLauchlin	Senior Vice President, Chief Financial Officer and Treasurer	November 21, 2025
Tracy A. McLauchlin	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Jennifer A. Baldock	Director	November 21, 2025
Jennifer A. Baldock

/s/ Todd M. Cleveland	Director	November 21, 2025
Todd M. Cleveland

/s/ John L. Fouts	Director	November 21, 2025
John L. Fouts

/s/ David B. Gendell	Director	November 21, 2025
David B. Gendell

/s/ Kelly C. Janzen	Director	November 21, 2025
Kelly C. Janzen

/s/ Joe D. Koshkin	Director	November 21, 2025
Joe D. Koshkin