Form 10-Q
period 2025-12-31
IES Holdings, Inc.
filed 2026-01-30
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On January 26, 2026, there were 19,927,999 shares of common stock outstanding.

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

•changes in general economic conditions, including supply chain constraints, high rates of inflation, changes in consumer sentiment, elevated interest rates, and market disruptions resulting from a number of factors, including deterioration of global trade relationships, geo-political conflicts or political unrest;

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

•difficulty in fulfilling the covenant terms of our revolving credit facility, including liquidity and other financial requirements, which could result in a default and acceleration of any indebtedness under such revolving credit facility;

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

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the

Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)
(Unaudited)

	December 31,	September 30,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,834	$127,171
Marketable securities	169,910	104,587
Accounts receivable:
Trade, net of allowance of $3,722 and $4,340, respectively	524,390	552,158
Retainage	104,467	99,930
Inventories	110,412	111,536
Costs and estimated earnings in excess of billings	85,837	69,229
Prepaid expenses and other current assets	25,916	20,870
Total current assets	1,109,766	1,085,481
Property and equipment, net	220,317	183,231
Goodwill	107,830	107,830
Intangible assets, net	38,166	41,645
Investments	63,888	59,662
Deferred tax assets	14,294	16,055
Operating right of use assets	91,408	88,388
Other non-current assets	12,708	13,369
Total assets	$1,658,377	$1,595,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$402,979	$456,646
Billings in excess of costs and estimated earnings	212,646	176,782
Total current liabilities	615,625	633,428
Long-term debt	—	—
Operating long-term lease liabilities	65,793	61,967
Other tax liabilities	6,755	6,755
Other non-current liabilities	4,997	5,549
Total liabilities	693,170	707,699
Noncontrolling interest	4,130	4,007
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 19,927,493 and 19,854,463 outstanding, respectively	220	220
Treasury stock, at cost, 2,122,036 and 2,195,066 shares, respectively	(138,399)	(127,751)
Additional paid-in capital	207,412	210,668
Retained earnings	891,844	800,818
Total stockholders’ equity	961,077	883,955
Total liabilities and stockholders’ equity	$1,658,377	$1,595,661
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Revenues	$870,958	$749,547
Cost of services	650,943	571,520
Gross profit	220,015	178,027
Selling, general and administrative expenses	121,815	103,039
Contingent consideration	129	339
Loss on sale of assets	338	30
Operating income	97,733	74,619
Interest and other income (expense):
Interest expense	(466)	(518)
Gain on marketable securities	16,855	2,392
Other income, net	1,826	1,171
Income from operations before income taxes and equity method investment income	115,948	77,664
Provision for income taxes	(28,406)	(19,983)
Equity method investment income	4,226	—
Net income	91,768	57,681
Net income attributable to noncontrolling interest	(329)	(1,378)
Comprehensive income attributable to IES Holdings, Inc.	$91,439	$56,303

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$4.58	$2.76
Diluted	$4.51	$2.72

Shares used in the computation of earnings per share:
Basic	19,887,058	19,989,951
Diluted	20,173,340	20,245,842

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

		Three Months Ended December 31, 2025
		Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
BALANCE, September 30, 2025		22,049,529	$220	(2,195,066)	$(127,751)	$210,668	$800,818	$883,955
ties	Issuances under compensation plans	—	—	120,633	7,022	(7,022)	—	—
	Acquisition of treasury stock	—	—	(47,603)	(17,670)	—	—	(17,670)
	Non-cash compensation	—	—	—	—	3,766	—	3,766
	Increase in noncontrolling interest	—	—	—	—	—	(413)	(413)
	Net income attributable to IES Holdings, Inc.	—	—	—	—	—	91,439	91,439
BALANCE, December 31, 2025		22,049,529	$220	(2,122,036)	$(138,399)	$207,412	$891,844	$961,077

	Three Months Ended December 31, 2024
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2024	22,049,529	$220	(2,077,859)	$(90,325)	$203,458	$497,760	$611,113
Issuances under compensation plans	—	—	94,752	4,218	(4,218)	—	—
Acquisition of treasury stock	—	—	(59,792)	(15,731)	—	—	(15,731)
Non-cash compensation	—	—	—	—	1,898	—	1,898
Increase in noncontrolling interest	—	—	—	—	—	(1,144)	(1,144)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	56,303	56,303
BALANCE, December 31, 2024	22,049,529	$220	(2,042,899)	$(101,838)	$201,138	$552,919	$652,439

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,768	$57,681
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	158	225
Deferred financing cost amortization	153	75
Depreciation and amortization	12,674	11,087
Loss on sale of assets	338	30
Non-cash compensation expense	3,766	1,946
Deferred income tax expense and other non-cash tax adjustments, net	1,891	165
Unrealized gain on marketable securities	(17,045)	(2,271)
Equity method investment income	(4,226)	—
Changes in operating assets and liabilities:
Marketable securities	(48,278)	(15,693)
Accounts receivable	27,610	10,602
Inventories	1,124	(2,584)
Costs and estimated earnings in excess of billings	(16,608)	509
Prepaid expenses and other current assets	(9,583)	(4,798)
Other non-current assets	361	2
Accounts payable and accrued expenses	(52,194)	(31,478)
Billings in excess of costs and estimated earnings	35,864	11,421
Other non-current liabilities	(72)	341
Net cash provided by operating activities	27,701	37,260
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46,574)	(13,169)
Proceeds from sale of assets	338	186
Cash paid in conjunction with business combinations, net of cash acquired	—	(542)
Purchases of equity investments	—	(44,900)
Net cash used in investing activities	(46,236)	(58,425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	781,217
Repayments of debt	—	(781,217)
Cash paid for finance leases	(1,383)	(913)
Distribution to noncontrolling interest	(749)	(3,950)
Purchase of treasury stock	(17,670)	(15,731)
Net cash used in financing activities	(19,802)	(20,594)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(38,337)	(41,759)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	127,171	100,832
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$88,834	$59,073

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

Basis of Financial Statement Preparation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of IES, our wholly-owned subsidiaries, and entities that we control due to ownership of a majority of voting interest and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the United States Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

Equity Method Investments

We account for investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over an investee but does not grant us control. Significant influence generally exists when an investor owns 20% or more of the voting stock of an incorporated investee or a more than 3% to 5% interest in an unincorporated investee. Under the equity method of accounting, the carrying amount of an investment is initially recorded at cost basis and is subsequently adjusted for our proportionate share of earnings or losses, additional investments in the entity, and distributions. Our proportionate share of earnings or losses is recorded in Equity method investment income on our Condensed Consolidated Statements of Comprehensive Income.

Noncontrolling Interest
In connection with our acquisition of Edmonson Electric LLC ("Edmonson") in fiscal 2021 and NEXT Electric, LLC ("NEXT") in fiscal 2017, we acquired an 80 percent interest in each of the entities, with the remaining 20 percent interest retained by the respective third-party sellers. The interests retained by those third-party sellers are identified on our Condensed Consolidated Balance Sheets as “Noncontrolling interest,” classified outside of permanent equity.
Under the terms of our operating agreement with NEXT, after five years from the date of the acquisition, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in NEXT. The purchase price is variable, based on a multiple of earnings as defined in the operating agreement. Therefore, the noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amount at the balance sheet date. The redemption amount of the noncontrolling interest in NEXT at December 31, 2025 was $4,130.
Our operating agreement with Edmonson contained a similar provision relating to the purchase of the remaining 20 percent interest in Edmonson. On July 1, 2025, we purchased the remaining 20 percent noncontrolling interest in Edmonson for $40,000. As we retained our controlling interest in Edmonson, the change in ownership interest was accounted for as an equity transaction. The difference between the balance of the noncontrolling interest at the date of redemption of the remaining interest and the consideration paid was recognized in Additional Paid-In Capital in the accompanying Condensed Consolidated Balance Sheets and was not reflected in earnings.
The activity in redeemable noncontrolling interest for the three months ended December 31, 2025 and 2024 is summarized in the table below.

	Three Months Ended December 31,
	2025	2024
Balance at beginning of period	$4,007	$40,996
Net income attributable to noncontrolling interests	329	1,378
Distributions to noncontrolling interests	(749)	(3,950)
Adjustments to record noncontrolling interests at redemption value	543	1,514
Balance at end of period	$4,130	$39,938
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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 53 percent of the Company’s outstanding common stock based on Schedule 13D/A filed by Tontine with the SEC on January 9, 2026 and the Company's shares outstanding as of January 26, 2026. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

The Company is a party to a sublease agreement with Tontine Associates for corporate office space in Greenwich, Connecticut. On August 1, 2024, the Company entered into an amendment of the sublease agreement to extend the term of the agreement through September 30, 2025, effective September 1, 2024, while maintaining monthly payments due in the amount of approximately $9. On August 1, 2025, the Company entered into an amendment of the sublease agreement to extend the term of the agreement through September 30, 2026. Payments by the Company are at a rate consistent with that paid by Tontine Associates to its landlord.

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

For arrangements where we recognize revenue over time, we generally use the percentage of completion method of accounting under which revenue recognized is measured principally by the costs incurred and accrued to date for each contract as a percentage of the estimated total cost for each contract at completion. Contract costs include all direct material, labor and indirect costs related to contract performance. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. This process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments. Revenue for arrangements whose durations are short in nature is recognized when the project is complete and billable to the customer under the right to invoice practical expedient.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three months ended December 31, 2025 and 2024 was derived from the following activities. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. See details in the following tables:

	Three Months Ended December 31,
	2025	2024
Communications	$351,920	$232,960
Residential
Single-family Electrical	136,979	169,217
Single-family Plumbing & HVAC	82,860	74,183
Multi-family and Other	64,205	76,571
Total Residential	284,044	319,971
Infrastructure Solutions
Industrial Services	24,191	18,668
Custom Engineered Solutions	115,984	89,457
Total Infrastructure Solutions	140,175	108,125
Commercial & Industrial	94,819	88,491
Total revenue	$870,958	$749,547

	Three Months Ended December 31, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$223,694	$284,044	$131,510	$83,591	$722,839
Time-and-material	128,226	—	8,665	11,228	148,119
Total revenue	$351,920	$284,044	$140,175	$94,819	$870,958

	Three Months Ended December 31, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$166,333	$319,971	$100,200	$76,190	$662,694
Time-and-material	66,627	—	7,925	12,301	86,853
Total revenue	$232,960	$319,971	$108,125	$88,491	$749,547
Accounts Receivable

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of December 31, 2025, accounts receivable included $20,643 of unbilled receivables for which we have an unconditional right to bill.
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

During the three months ended December 31, 2025 and 2024, we recognized revenue of $128,690 and $116,848 related to our contract liabilities at October 1, 2025 and 2024, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At December 31, 2025, we had remaining performance obligations of $1,809,131. The Company expects to recognize revenue on approximately $1,497,802 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three months ended December 31, 2025, revenue recognized from our performance obligations satisfied in previous periods was not material.
4. DEBT
We are a party to the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a revolving line of credit of $300,000, with a maturity date of January 21, 2030.
Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. As of December 31, 2025, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
We had no outstanding borrowings under our revolving credit facility at December 31, 2025 or September 30, 2025. At December 31, 2025, we had $11,335 in outstanding letters of credit and $288,665 of availability under our revolving credit facility.
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

5. PER SHARE INFORMATION

The following table reconciles the components of basic and diluted earnings per share for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
Numerator:
Net income attributable to IES Holdings, Inc.	$91,439	$56,303
Increase in noncontrolling interest	(413)	(1,144)
Net income attributable to common stockholders of IES Holdings, Inc.	$91,026	$55,159

Denominator:
Weighted average common shares outstanding — basic	19,887,058	19,989,951
Effect of dilutive non-vested securities	286,282	255,891
Weighted average common and common equivalent shares outstanding — diluted	20,173,340	20,245,842

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$4.58	$2.76
Diluted	$4.51	$2.72

Potentially dilutive securities excluded from the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:
Employee phantom stock units	5,882	53,050

6. OPERATING SEGMENTS

We manage and measure performance of our business in four distinct operating segments: Communications, Residential, Infrastructure Solutions, and Commercial & Industrial. These segments are reflective of how the Company's chief operating decision maker (“CODM”) reviews operating results for the purpose of allocating resources and assessing performance. The CODM primarily uses “Operating income (loss)” for each operating segment to assess performance and decide how to allocate resources. Investment gains and losses and certain other corporate income and expense items are not considered in assessing the financial performance of operating businesses. In evaluating performance of the operating businesses, the CODM may compare actual income from operations for a segment to its forecast or prior year results. The Company’s CODM is its Chief Executive Officer.
Transactions between segments, if any, are eliminated in consolidation. Our corporate office provides general and administrative services, as well as support services, to each of our four operating segments. Management allocates certain shared costs among segments for selling, general and administrative expenses and depreciation expense.

Segment information for the three months ended December 31, 2025 and 2024 is as follows:

	Three Months Ended December 31, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$351,920	$284,044	$140,175	$94,819	$—	$870,958
Cost of services	265,530	221,111	89,634	74,668	—	650,943
Gross profit	86,390	62,933	50,541	20,151	—	220,015
Selling, general and administrative	28,440	54,082	14,907	10,517	13,869	121,815
Contingent consideration	—	—	129	—	—	129
(Gain) Loss on sale of assets	513	(11)	(95)	(69)	—	338
Operating income (loss)	$57,437	$8,862	$35,600	$9,703	$(13,869)	$97,733
Other data:
Depreciation and amortization expense	$1,808	$5,718	$3,904	$930	$314	$12,674
Capital expenditures	$22,538	$1,340	$2,292	$1,928	$18,476	$46,574
Total assets	$436,337	$331,614	$356,298	$143,170	$390,958	$1,658,377

	Three Months Ended December 31, 2024
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$232,960	$319,971	$108,125	$88,491	$—	$749,547
Cost of services	184,149	240,843	73,153	73,375	—	571,520
Gross profit	48,811	79,128	34,972	15,116	—	178,027
Selling, general and administrative	20,238	55,312	11,268	8,064	8,157	103,039
Contingent consideration	—	—	339	—	—	339
(Gain) Loss on sale of assets	(38)	(7)	79	(4)	—	30
Operating income (loss)	$28,611	$23,823	$23,286	$7,056	$(8,157)	$74,619
Other data:
Depreciation and amortization expense	$1,203	$5,411	$3,673	$573	$227	$11,087
Capital expenditures	$4,680	$2,341	$2,111	$2,982	$1,055	$13,169
Total assets	$294,246	$390,468	$272,625	$99,668	$208,002	$1,265,009

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of phantom stock units, performance awards and stock options as well as grants of stock, including restricted stock. The Equity Incentive Plan was amended and restated effective February 20, 2025 following approval by stockholders at the Company's 2025 Annual Meeting of Stockholders to, among other things, authorize the issuance of an additional 750,000 shares under the Equity Incentive Plan and extend its term to February 19, 2035. As of December 31, 2025, approximately 1,296,318 shares were authorized and available for issuance.

Stock Repurchase Program

On July 31, 2024, our Board authorized a stock repurchase program for the purchase from time to time of up to $200,000 of the Company’s common stock after the previous stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We made no repurchases of common stock in open market transactions during the three months ended December 31, 2025. We repurchased 21,048 shares of our common stock during the three months ended December 31, 2024 in open market transactions at an average price of $209.90.

Treasury Stock

During the three months ended December 31, 2025, we issued 120,633 shares of common stock from treasury stock to employees and repurchased 47,603 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain phantom stock units under the Equity Incentive Plan.

During the three months ended December 31, 2024, we issued 94,752 shares of common stock from treasury stock to employees and repurchased 38,744 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain phantom stock units under the Equity Incentive Plan.

Director Stock Compensation

Members of our Board of Directors receive a portion of their overall compensation as either grants of common stock or as Director phantom stock units (“Director PSUs”). The Director PSUs are contractual rights to receive one share of the Company's common stock and are paid via unrestricted stock grants to each director upon their departure from the Board of Directors, or upon a change in control. We record compensation expense for the full value of the grant on the date of grant.
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

A summary of Employee PSU activity for the three months ended December 31, 2025 is provided in the table below:

Unvested at September 30, 2025	306,755
Granted	19,189
Vested	(120,569)
Forfeited	(2,566)
Unvested at December 31, 2025	202,809
A summary of the compensation expense related to our stock awards recognized during the three months ended December 31, 2025 and 2024 is provided in the table below:

	Three Months Ended December 31,
	2025	2024
Director PSUs	$158	$159
Employee PSUs	$3,569	$1,787
Director common stock grants	$38	—
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

	December 31, 2025	September 30, 2025
Marketable equity securities	$169,910	$104,587
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

	Three Months Ended December 31,
	2025	2024
Unrealized gain on marketable equity securities	$17,045	$2,238
Unrealized gain on marketable debt securities	—	33
Total unrealized gain on marketable securities	$17,045	$2,271

Equity Method Investments

On December 2, 2024, we paid $44,900 to acquire a 12.5% membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business, a designer and builder of storage facilities, tanks and terminals for energy and industrial markets, formerly owned by McDermott International, Ltd. Our investment, which is included in “Investments” on our Condensed Consolidated Balance Sheets, is measured using the equity method of accounting, wherein the carrying value of our investment is initially recorded at cost basis and subsequently adjusted for our proportionate share of earnings or losses, additional investments, and distributions. We recorded $4,226 earnings on our investment in Jett in the three months ended December 31, 2025 and the carrying value of our investment in Jett was $63,888 at December 31, 2025.
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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and contract assets and liabilities approximate fair values due to their short-term nature. The carrying value of borrowings under our revolving credit facility approximates fair value as its effective interest rate is variable and approximates market rates.

At December 31, 2025 and September 30, 2025, financial assets and liabilities measured at fair value on a recurring basis were limited to investments in marketable equity securities classified as trading securities, our executive savings plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.
Financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2025 and September 30, 2025, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	December 31, 2025
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Equity securities	$169,910	$169,910	$—
Executive savings plan assets	1,113	1,113	—
Executive savings plan liabilities	(982)	(982)	—
Contingent consideration liability	(2,242)	—	(2,242)
Total	$167,799	$170,041	$(2,242)

	September 30, 2025
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Equity securities	$104,587	$104,587	$—
Executive savings plan assets	1,120	1,120	—
Executive savings plan liabilities	(984)	(984)	—
Contingent consideration liability	(2,113)	—	(2,113)
Total	$102,610	$104,723	$(2,113)
On April 1, 2024, we entered into a contingent consideration arrangement in connection with the acquisition of Greiner Industries, Inc. The fair value of this liability, which is included in "Accounts payable and accrued expenses" in our Condensed Consolidated Balance Sheets, is measured on a recurring basis classified within Level 3 of the fair value hierarchy. Net adjustments to fair value of such liabilities are included in Contingent consideration in our Condensed Consolidated Statements of Comprehensive Income.
The table below presents the change in fair value of liabilities measured using significant unobservable inputs (Level 3).

Contingent consideration liability
Fair value at September 30, 2025	$(2,113)
Net adjustments to fair value included in “Contingent consideration”	(129)
Fair value at December 31, 2025	$(2,242)
10. INVENTORY

Inventories consist of the following components:

	December 31,	September 30,
	2025	2025
Raw materials	$32,360	$30,231
Work in process	12,697	10,546
Finished goods	7,414	8,158
Parts and supplies	57,941	62,601
Total inventories	$110,412	$111,536

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the carrying value of goodwill by segment at December 31, 2025, which did not change from September 30, 2025:

	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Goodwill at December 31, 2025	$12,336	$51,370	$44,124	$—	$107,830

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			December 31, 2025
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$16,199	$(8,976)	$7,223
Technical library	20			400	(246)	154
Customer relationships	1	-	15	98,372	(68,854)	29,518
Non-competition arrangements	5			940	(78)	862
Backlog and construction contracts	1	-	2	1,257	(848)	409
Total intangible assets				$117,168	$(79,002)	$38,166

	Estimated Useful Lives (in Years)			September 30, 2025
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$16,199	$(8,549)	$7,650
Technical library	20			400	(241)	159
Customer relationships	1	-	15	98,372	(66,024)	32,348
Non-competition arrangements	5			940	(31)	909
Backlog and construction contracts	1	-	2	1,257	(678)	579
Total intangible assets				$117,168	$(75,523)	$41,645

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

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2025 and September 30, 2025, we had $12,870 and $12,131, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2025 and September 30, 2025, $11,335 and $5,545, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.
Surety

As of December 31, 2025, the estimated cost to complete our bonded projects was approximately $183,759. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.
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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2025, we had firm commitments of $17,030 outstanding under agreements to purchase materials over the next 12 months in the ordinary course of business.
13. SUPPLEMENTAL CASH FLOW INFORMATION
Cash and noncash activities in the three months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
Cash paid for interest	$227	$121
Cash paid for income taxes, net	$130	$370

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,438	$7,906
Right-of-use assets obtained in exchange for new finance lease liabilities	$538	$220
14. SUBSEQUENT EVENTS

On January 16, 2026, we completed the previously announced acquisition of Gulf Island Fabrication, Inc. (“Gulf Island”), a steel fabricator and service provider for the industrial, energy and government sectors. IES’s acquisition of Gulf Island includes all the issued and outstanding common shares of Gulf Island for $12 per share in cash, representing an aggregate equity value of approximately $192,000. In connection with this acquisition, we borrowed $150,000 on our revolving line of credit. We anticipate $60 million of this balance will be repaid by the end of January 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Part II, Item 8. “Financial Statements and Supplementary Data” as set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion may contain forward looking statements. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Quarterly Report on Form 10-Q.

OVERVIEW

Executive Overview

Please refer to Part I, Item 1. “Business” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, designs and installs integrated electrical and technology systems and provides infrastructure products and services to a variety of end markets, including data centers, residential housing, and commercial and industrial facilities. Our operations are organized into four business segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial.

Current Market and Operating Conditions

Entering fiscal 2026, our business has benefited from strong demand continuing across many of our key end markets. Backlog across our business segments in the aggregate remains high, reflecting strong demand. Demand with respect to data centers, a key end market served by our Communications, Infrastructure Solutions, and Commercial & Industrial segments, remains particularly strong. However, availability of labor and capacity could constrain the rate at which we are able to grow our business in this end market. While demand is strong for much of our business, our operating segments each have their own unique set of factors influencing demand for our services. Housing affordability challenges from elevated mortgage rates and inflation, concerns around the availability and cost of insurance, and the impact of overall economic uncertainty on consumer confidence have persisted from fiscal 2025 into 2026. As a result, many large home builders have increased their offerings of customer incentives as they focus on maintaining volume through fluctuations in consumer demand. Recently, some home builders have focused on reducing existing inventory of homes rather than starting new projects. Both of these strategies have put pressure on our revenues and gross margins in our single-family business. In the multi-family residential business, higher borrowing costs for project owners in recent years resulted in a reduction in backlog entering fiscal 2026, which we expect to drive a reduction in multi-family residential revenues for fiscal 2026.
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

	Three Months Ended December 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$870,958	100.0%	$749,547	100.0%
Cost of services	650,943	74.7	571,520	76.2
Gross profit	220,015	25.3	178,027	23.8
Selling, general and administrative expenses	121,815	14.0	103,039	13.7
Contingent consideration	129	—	339	—
Loss on sale of assets	338	—	30	—
Operating income	97,733	11.2	74,619	10.0
Interest and other income, net	18,215	2.1	3,045	0.4
Income from operations before income taxes and equity method investment income	115,948	13.3	77,664	10.4
Provision for income taxes	(28,406)	(3.3)	(19,983)	(2.7)
Equity method investment income	4,226	0.5	—	—
Net income	91,768	10.5	57,681	7.7
Net income attributable to noncontrolling interest	(329)	—	(1,378)	(0.2)
Net income attributable to IES Holdings, Inc.	$91,439	10.5%	$56,303	7.5%

Consolidated revenues for the three months ended December 31, 2025 were $121.4 million higher than for the three months ended December 31, 2024, an increase of 16.2%, with increases at our Communications, Infrastructure Solutions and Commercial & Industrial segments and a decrease at our Residential segment. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the three months ended December 31, 2025 increased $42.0 million compared to the three months ended December 31, 2024. Our overall gross profit percentage increased to 25.3% during the three months ended December 31, 2025 as compared to 23.8% during the three months ended December 31, 2024. Gross profit as a percentage of revenue increased at our Communications, Infrastructure Solutions and Commercial & Industrial segments and decreased at our Residential segment. See further discussion below of changes in gross margin for our individual segments.

During the three months ended December 31, 2025, our selling, general and administrative expenses were $121.8 million, an increase of $18.8 million, or 18.2%, over the three months ended December 31, 2024, driven primarily by increased personnel costs across our operating segments to support their growth, increased incentive compensation in connection with higher earnings than in the prior fiscal year and continued investment in technology to support the scalability of the business. Selling, general and administrative expenses as a percentage of revenue increased from 13.7% for the three months ended December 31, 2024 to 14.0% for the three months ended December 31, 2025.

Communications

	Three Months Ended December 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$351,920	100.0%	$232,960	100.0%
Cost of services	265,530	75.5	184,149	79.0
Gross profit	86,390	24.5	48,811	21.0
Selling, general and administrative expenses	28,440	8.1	20,238	8.7
(Gain) loss on sale of assets	513	0.1	(38)	—
Operating income	$57,437	16.3%	$28,611	12.3%

Revenues. Our Communications segment’s revenues increased by $119.0 million, or 51.1%, during the three months ended December 31, 2025, compared to the three months ended December 31, 2024. Continued strong demand in the data center market was the primary driver of the increase, while demand in the distribution center market also continued to grow.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2025 increased by $37.6 million, or 77.0%, as compared to the three months ended December 31, 2024. Gross profit as a percentage of revenue increased from 21.0% to 24.5%. The increase in gross profit and gross margin primarily reflects strong demand as discussed above, successful project execution and improved margins on projects well-suited to our skilled workforce.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $8.2 million, or 40.5%, during the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase primarily reflects higher personnel cost to support business growth and higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue was 8.1% for the three months ended December 31, 2025 compared with 8.7% during the three months ended December 31, 2024 as we benefited from the increased scale of our operations.

Residential

	Three Months Ended December 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$284,044	100.0%	$319,971	100.0%
Cost of services	221,111	77.8	240,843	75.3
Gross profit	62,933	22.2	79,128	24.7
Selling, general and administrative expenses	54,082	19.0	55,312	17.3
Gain on sale of assets	(11)	—	(7)	—
Operating income	$8,862	3.1%	$23,823	7.4%

Revenues. Our Residential segment’s revenues decreased by $35.9 million, or 11.2%, during the three months ended December 31, 2025, compared to the three months ended December 31, 2024. Our single-family electrical revenues decreased by $32.2 million compared to the prior year period. Consumer demand in the single-family housing market was impacted by housing affordability challenges, availability and cost of insurance, and overall economic uncertainty, leading to a decline in construction volumes and pressure on pricing during the period. Our multi-family revenues also decreased by $12.4 million, driven by a reduction in backlog resulting from the impact of elevated interest rates on demand. Our single-family plumbing and HVAC revenue increased by $8.7 million compared to the prior year period as the general decrease in demand for single-family housing was offset by continued expansion of our plumbing and HVAC business into new markets, as well as improved market conditions for these services in certain markets.

Gross Profit. During the three months ended December 31, 2025, our Residential segment’s gross profit decreased by $16.2 million, or 20.5%, compared to the three months ended December 31, 2024. The decrease in gross profit reflects the decline in volume as discussed above and reduced pricing to our customers. Gross profit as a percentage of revenue was 22.2% during the three months ended December 31, 2025, compared to 24.7% during the three months ended December 31, 2024.
Selling, General and Administrative Expenses. Our Residential segment’s selling, general and administrative expenses decreased by $1.2 million, or 2.2%, during the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The decrease was primarily driven by reduced incentive compensation expense in connection with lower profitability, partly offset by investments to support the future scalability of our business. Selling, general and administrative expenses as a percentage of revenue increased to 19.0% during the three months ended December 31, 2025, compared to 17.3% during the three months ended December 31, 2024. The increase as a percentage of revenue was primarily driven by the decrease in revenues as discussed above.
Infrastructure Solutions

	Three Months Ended December 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$140,175	100.0%	$108,125	100.0%
Cost of services	89,634	63.9	73,153	67.7
Gross profit	50,541	36.1	34,972	32.3
Selling, general and administrative expenses	14,907	10.6	11,268	10.4
Contingent consideration	129	0.1	339	0.3
(Gain) loss on sale of assets	(95)	(0.1)	79	0.1
Operating income	$35,600	25.4%	$23,286	21.5%
Revenues. Revenues in our Infrastructure Solutions segment increased by $32.1 million, or 29.6%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The increase in revenue was driven primarily by continued strong demand in our custom engineered solutions manufacturing businesses, including generator enclosures for data center customers, as well as expansion of our field services offerings.
Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended December 31, 2025 increased by $15.6 million, or 44.5%, compared to the three months ended December 31, 2024, and gross profit as a percentage of revenue increased to 36.1% for the three months ended December 31, 2025 compared to 32.3% for the three months ended December 31, 2024. The improvement in gross profit and gross margin primarily reflects the impact of investments we have made over the last several years to increase capacity to meet increasing demand. In addition, improved pricing and productivity improvements as our newer facilities ramped up production contributed to increased profitability.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended December 31, 2025 increased by $3.6 million, or 32.3%, compared to the three months ended December 31, 2024, primarily as a result of the growth of the business. Selling, general and administrative expenses as a percentage of revenue increased from 10.4% for the three months ended December 31, 2024 to 10.6% for the three months ended December 31, 2025.

Commercial & Industrial

	Three Months Ended December 31,
	2025		2024
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$94,819	100.0%	$88,491	100.0%
Cost of services	74,668	78.7	73,375	82.9
Gross profit	20,151	21.3	15,116	17.1
Selling, general and administrative expenses	10,517	11.1	8,064	9.1
Gain on sale of assets	(69)	(0.1)	(4)	—
Operating income	$9,703	10.2%	$7,056	8.0%
Revenues. Revenues in our Commercial & Industrial segment increased by $6.3 million, or 7.2%, during the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase was primarily driven by continued strong demand and successful execution of backlog, particularly in the data center end market, as well as expansion of one of our operations in the Midwest market.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2025 increased by $5.0 million, or 33.3%, compared to the three months ended December 31, 2024. Gross profit as a percentage of revenue was 21.3% for the three months ended December 31, 2025 compared with 17.1% for the three months ended December 31, 2024 as we benefitted from strong execution on certain large projects.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2025 increased by $2.5 million, or 30.4%, compared to the three months ended December 31, 2024 primarily as a result of increased employee compensation cost, including higher incentive compensation as a result of successful project execution, as we continue to invest in growth of the business. Selling, general and administrative expenses as a percentage of revenue increased to 11.1% for the three months ended December 31, 2025 compared with 9.1% for the three months ended December 31, 2024.
INTEREST AND OTHER INCOME, NET

	Three Months Ended December 31,
	2025	2024
	(In thousands)
Interest expense	$(313)	$(443)
Deferred financing charges	(153)	(75)
Total interest expense	(466)	(518)

Gain on marketable securities	16,855	2,392

Interest income	844	963
Other income, net	982	208
Total other income, net	1,826	1,171
Total interest and other income, net	$18,215	$3,045

During the three months ended December 31, 2025, we incurred interest expense of $0.5 million primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $9.1 million under our revolving credit facility and an average unused line of credit balance of $290.9 million. This compares to interest expense of $0.5 million for the three months ended

December 31, 2024, primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $144.4 million.
We recorded a net gain on marketable securities of $16.9 million for the three months ended December 31, 2025 compared to $2.4 million for the three months ended December 31, 2024 as a result of an increase in the market value of our holdings.
PROVISION FOR INCOME TAXES
We recorded income tax expense of $28.4 million for the three months ended December 31, 2025, compared to $20.0 million for the three months ended December 31, 2024, driven primarily by increased pretax income.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our Condensed Consolidated Financial Statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. For a discussion of our significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Some of the more significant estimates include revenue recognition and business combinations.

There have been no significant changes to our accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025
Remaining performance obligations	$1,809,131	$1,686,583	$1,295,207	$1,225,985
Agreements without an enforceable obligation (1)	792,769	687,207	771,593	586,724
Backlog	$2,601,900	$2,373,790	$2,066,800	$1,812,709
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.
WORKING CAPITAL

During the three months ended December 31, 2025, working capital exclusive of cash, cash equivalents and restricted cash increased by $80.5 million from September 30, 2025, reflecting a $62.7 million increase in current assets excluding cash and a $17.8 million decrease in current liabilities during the period.
During the three months ended December 31, 2025, our current assets exclusive of cash, cash equivalents and restricted cash increased to $1,021.0 million, as compared to $958.3 million as of September 30, 2025. The increase was primarily driven by a $65.3 million increase in marketable securities, as a portion of our excess cash was invested in trading securities. In addition, costs and estimated earnings in excess of billings increased by $16.6 million, driven by the timing of contract billings. These increases were partly offset by a $23.2 million decrease in accounts receivable including retainage due to the timing of customer billings and project execution at the end of the period.
During the three months ended December 31, 2025, our total current liabilities decreased by $17.8 million to $615.6 million, compared to $633.4 million as of September 30, 2025, primarily driven by a $53.7 million decrease in accounts payable and accrued expenses as a result of the timing of certain large payments, partly offset by a $35.9 million increase in billings in excess of costs and estimated earnings, driven by the timing of contract billings.
Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2025, the estimated cost to complete our bonded projects was approximately $183.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

We are a party to the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a revolving line of credit of $300 million, maturing on January 21, 2030.

Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. As of December 31, 2025, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
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

At December 31, 2025, we had $11.3 million in outstanding letters of credit and no outstanding borrowings under our revolving credit facility.
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

Net cash provided by operating activities was $27.7 million during the three months ended December 31, 2025, as compared to $37.3 million in the three months ended December 31, 2024. The decrease in operating cash flow resulted from an increase in cash used for working capital during the three months ended December 31, 2025 as compared with the three months ended December 31, 2024, partly offset by increased earnings in the three months ended December 31, 2025.

Investing Activities

Net cash used in investing activities was $46.2 million for the three months ended December 31, 2025, compared to $58.4 million used in investing activities in the three months ended December 31, 2024. During the three months ended December 31, 2025, we used $46.6 million for capital expenditures in support of the growth of our business. During the three months ended December 31, 2024, we paid $44.9 million to acquire a membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business. We also made capital expenditures of $13.2 million as we continued to purchase new assets instead of entering into new lease agreements at our Communications segment and made other capital expenditures to support the growth of our business.

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2025 was $19.8 million, compared to $20.6 million for the three months ended December 31, 2024. Net cash used in financing activities for the three months ended December 31, 2025 included $17.7 million used to repurchase our common stock to satisfy statutory withholding requirements upon the vesting of employee stock compensation. Net cash used in financing activities for the three months ended December 31, 2024 included $15.7 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, and $4.0 million in distributions to noncontrolling interests under operating agreements in connection with certain acquisitions.
Stock Repurchase Program

On July 31, 2024, our Board authorized a stock repurchase program for the purchase from time to time of up to $200.0 million of the Company’s common stock after the previous stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We made no repurchases of common stock in open market transactions during the three months ended December 31, 2025.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2025, we had firm commitments of $17.0 million outstanding under agreements to purchase materials in the next 12 months in the ordinary course of business. In January 2026, we funded our purchase of Gulf Island with a combination of borrowings on our revolving line of credit and cash on hand. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in labor costs and commodity prices. We are also exposed to interest rate risk with respect to any debt obligations we may incur under our revolving credit facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and our risk factors in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Commodity Risk

Our exposure to significant market risks includes fluctuations in commodity prices for, among other things, copper, aluminum, steel, electrical components, certain plastics and fuel. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. Over the long term, we expect to be able to pass along a portion of these costs to our customers, as market conditions in the industries we serve will allow.

Investment Risk

We are exposed to market price volatility for our investments in marketable securities which are carried at fair value measured using market prices, with gains and losses included under "Interest and other income (expense)" on our Condensed Consolidated Statements of Comprehensive Income. Changes in the market value of these investments could create volatility in our reported earnings from period to period, and a decline in value of our investments could have an adverse impact on our reported earnings. Changes in market value of these investments measured at fair value resulted in an unrealized gain of $17.0 million in the three months ended December 31, 2025. As of December 31, 2025, we had investments in marketable securities with a fair value of $169.9 million, and a 10% increase or decrease in the market value of these investments would cause a $17.0 million increase or decrease, respectively, to the carrying value of our investments in marketable securities and our pre-tax income. The hypothetical 10% increase or decrease does not represent the maximum extent to which the fair value of our investments could be affected by changes in market conditions. Our investments could decline in value by a far greater amount as a result of volatility in the equity markets and the concentrated nature of our investment portfolio.

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Any borrowings under our revolving credit facility are structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We had no borrowings outstanding under our revolving credit facility as of December 31, 2025.
Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are in the process of implementing a new enterprise resource planning (“ERP”) system, which will replace and upgrade many of our existing financial systems and processes. The ERP system is designed to accurately maintain our financial records and provide timely information to management to be used in operating the business. The first phase was implemented in the quarter ended December 31, 2024 and the Company continued working toward the next phase of the implementation throughout fiscal 2025. Upon the first phase implementation, the Company updated its internal controls as appropriate. As the implementation activities take place, we will continue to monitor the impact of the implementation on our financial reporting business processes and evaluate each quarter whether there are changes that affect our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies – Legal Matters” in the Notes to our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
October 1, 2025 – October 31, 2025	50	$391.88	—	$167,950,925
November 1, 2025 – November 30, 2025	47,553	$371.19	—	$167,950,925
December 1, 2025 – December 31, 2025	—	$—	—	$167,950,925
Total	47,603	$371.21	—	$167,950,925
(1)    The total number of shares purchased includes shares of common stock repurchased from our employees to satisfy statutory tax withholding requirements upon vesting of certain stock awards under the Equity Incentive Plan.
(2)    On July 31, 2024, the Board authorized a new stock repurchase program for the purchase of up to $200 million of the Company’s common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's Insider Trading Policy. During the three months ended December 31, 2025, none of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined under Item 408 of Regulation S-K.

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
(1)10.1 —
Amendment No. 1 to Fourth Amended And Restated Credit Agreement, dated January 9, 2026, by and among the Company and each of the other borrowers and guarantors named therein with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender,  Wells Fargo Securities LLC and Fifth Third Bank National Association as joint lead arrangers and joint bookrunners and other financial institutions party thereto as lenders.

10.2 —	IES Holdings, Inc. 2026 Supplementary Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2025).
31.1 —	Rule 13a-14(a)/15d-14(a) Certification of Matthew J. Simmes, President and Chief Executive Officer (1)
31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (1)
32.1 —	Section 1350 Certification of Matthew J. Simmes, President and Chief Executive Officer (2)
32.2 —	Section 1350 Certification of Tracy A. McLauchlin, Senior Vice President, Chief Financial Officer and Treasurer (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	XBRL Schema Document (1)
101.LAB	XBRL Label Linkbase Document (1)
101.PRE	XBRL Presentation Linkbase Document (1)
101.DEF	XBRL Definition Linkbase Document (1)
101.CAL	XBRL Calculation Linkbase Document (1)
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Filed herewith.
(2)	Furnished herewith.
All exhibits not otherwise designated are incorporated by reference to a prior filing with the SEC as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 2026.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)