Form 10-Q
period 2026-03-31
IES Holdings, Inc.
filed 2026-05-01
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 27, 2026, there were 19,923,887 shares of common stock outstanding.

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)
(Unaudited)

	March 31,	September 30,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,655	$127,171
Restricted cash	875	—
Marketable securities	213,983	104,587
Accounts receivable:
Trade, net of allowance of $4,894 and $4,340, respectively	656,573	552,158
Retainage	117,380	99,930
Inventories	126,679	111,536
Costs and estimated earnings in excess of billings	100,850	69,229
Prepaid expenses and other current assets	29,796	20,870
Total current assets	1,294,791	1,085,481
Property and equipment, net	320,583	183,231
Goodwill	129,190	107,830
Intangible assets, net	58,446	41,645
Investments	63,888	59,662
Deferred tax assets	14,477	16,055
Operating right of use assets	100,616	88,388
Other non-current assets	12,047	13,369
Total assets	$1,994,038	$1,595,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$511,486	$456,646
Billings in excess of costs and estimated earnings	286,548	176,782
Short-term debt	35,000	—
Total current liabilities	833,034	633,428
Long-term debt	—	—
Operating long-term lease liabilities	72,376	61,967
Other tax liabilities	7,486	6,755
Other non-current liabilities	3,892	5,549
Total liabilities	916,788	707,699
Noncontrolling interest	4,572	4,007
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 19,923,887 and 19,854,463 outstanding, respectively	220	220
Treasury stock, at cost, 2,125,642 and 2,195,066 shares, respectively	(139,933)	(127,751)
Additional paid-in capital	210,776	210,668
Retained earnings	1,001,615	800,818
Total stockholders’ equity	1,072,678	883,955
Total liabilities and stockholders’ equity	$1,994,038	$1,595,661
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$974,284	$833,960
Cost of services	719,497	625,091
Gross profit	254,787	208,869
Selling, general and administrative expenses	142,442	116,044
Contingent consideration	129	339
Gain on sale of assets	(39)	(209)
Operating income	112,255	92,695
Interest and other income (expense):
Interest expense	(1,531)	(266)
Gain on marketable securities	37,333	5,488
Other income, net	574	765
Income from operations before income taxes and equity method investment income	148,631	98,682
Provision for income taxes	(38,319)	(26,090)
Equity method investment income	—	—
Net income	110,312	72,592
Net income attributable to noncontrolling interest	(403)	(1,940)
Comprehensive income attributable to IES Holdings, Inc.	$109,909	$70,652

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$5.51	$3.54
Diluted	$5.44	$3.50

Shares used in the computation of earnings per share:
Basic	19,926,397	19,969,618
Diluted	20,186,385	20,213,442

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share Information)
(Unaudited)

	Six Months Ended March 31,
	2026	2025
Revenues	$1,845,242	$1,583,507
Cost of services	1,370,440	1,196,611
Gross profit	474,802	386,896
Selling, general and administrative expenses	264,257	219,083
Contingent consideration	258	678
Loss (gain) on sale of assets	299	(179)
Operating income	209,988	167,314
Interest and other income (expense):
Interest expense	(1,997)	(784)
Gain on marketable securities	54,188	7,892
Other income, net	2,400	1,924
Income from operations before income taxes and equity method investment income	264,579	176,346
Provision for income taxes	(66,725)	(46,073)
Equity method investment income	4,226	—
Net income	202,080	130,273
Net income attributable to noncontrolling interest	(732)	(3,318)
Comprehensive income attributable to IES Holdings, Inc.	$201,348	$126,955

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$10.09	$6.30
Diluted	$9.95	$6.22

Shares used in the computation of earnings per share:
Basic	19,906,511	19,979,896
Diluted	20,179,707	20,229,877

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2025	22,049,529	$220	(2,122,036)	$(138,399)	$207,412	$891,844	$961,077
Issuances under compensation plans	—	—	506	186	(186)	—	—
Acquisition of treasury stock	—	—	(4,112)	(1,720)	—	—	(1,720)
Non-cash compensation	—	—	—	—	3,550	—	3,550
Increase in noncontrolling interest	—	—	—	—	—	(138)	(138)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	109,909	109,909
BALANCE, March 31, 2026	22,049,529	$220	(2,125,642)	$(139,933)	$210,776	$1,001,615	$1,072,678

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2024	22,049,529	$220	(2,042,899)	$(101,838)	$201,138	$552,919	$652,439
Acquisition of treasury stock	—	—	(118,314)	(20,534)	—	—	(20,534)
Non-cash compensation	—	—	—	—	3,140	—	3,140
Decrease in noncontrolling interest	—	—	—	—	—	86	86
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	70,652	70,652
BALANCE, March 31, 2025	22,049,529	$220	(2,161,213)	$(122,372)	$204,278	$623,657	$705,783

	Six Months Ended March 31, 2026
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2025	22,049,529	$220	(2,195,066)	$(127,751)	$210,668	$800,818	$883,955
Issuances under compensation plans	—	—	121,139	7,208	(7,208)	—	—
Acquisition of treasury stock	—	—	(51,715)	(19,390)	—	—	(19,390)
Non-cash compensation	—	—	—	—	7,316	—	7,316
Increase in noncontrolling interest	—	—	—	—	—	(551)	(551)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	201,348	201,348
BALANCE, March 31, 2026	22,049,529	$220	(2,125,642)	$(139,933)	$210,776	$1,001,615	$1,072,678

	Six Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2024	22,049,529	$220	(2,077,859)	$(90,325)	$203,458	$497,760	$611,113
Issuances under compensation plans	—	—	94,752	4,218	(4,218)	—	—
Acquisition of treasury stock	—	—	(178,106)	(36,265)	—	—	(36,265)
Non-cash compensation	—	—	—	—	5,038	—	5,038
Increase in noncontrolling interest	—	—	—	—	—	(1,058)	(1,058)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	126,955	126,955
BALANCE, March 31, 2025	22,049,529	$220	(2,161,213)	$(122,372)	$204,278	$623,657	$705,783

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$202,080	$130,273
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (benefit)	(102)	265
Deferred financing cost amortization	305	177
Depreciation and amortization	28,765	23,035
Loss (gain) on sale of assets	299	(179)
Non-cash compensation expense	7,316	5,085
Deferred income tax expense and other non-cash tax adjustments, net	8,325	228
Unrealized gain on marketable securities	(34,621)	(7,829)
Gain on remeasurement of previously held investment upon acquisition (Note 13)	(2,818)	—
Equity method investment income	(4,226)	—
Changes in operating assets and liabilities:
Marketable securities	(78,748)	(23,016)
Accounts receivable	(82,340)	(43,976)
Inventories	(13,019)	5,673
Costs and estimated earnings in excess of billings	(22,386)	(27,277)
Prepaid expenses and other current assets	(20,579)	(11,292)
Other non-current assets	(317)	(2,929)
Accounts payable and accrued expenses	35,547	8,628
Billings in excess of costs and estimated earnings	108,753	4,633
Other non-current liabilities	(1,247)	605
Net cash provided by operating activities	130,987	62,104
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(78,407)	(30,122)
Proceeds from sale of assets	386	527
Cash paid in conjunction with business combinations, net of cash acquired	(143,108)	(22,609)
Purchases of equity investments	—	(44,900)
Net cash used in investing activities	(221,129)	(97,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	90,000	976,400
Repayments of debt	(55,000)	(976,400)
Cash paid for finance leases	(2,219)	(2,173)
Distribution to noncontrolling interest	(890)	(4,967)
Purchase of treasury stock	(19,390)	(36,265)
Net cash provided by (used in) financing activities	12,501	(43,405)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(77,641)	(78,405)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	127,171	100,832
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$49,530	$22,427

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
Under the terms of our operating agreement with NEXT, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in NEXT. The purchase price is variable, based on a multiple of earnings as defined in the operating agreement. Therefore, the noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amount at the balance sheet date. The redemption amount of the noncontrolling interest in NEXT at March 31, 2026 was $4,572.
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
The activity in redeemable noncontrolling interest for the six months ended March 31, 2026 and 2025 is summarized in the table below.

	Six Months Ended March 31,
	2026	2025
Balance at beginning of period	$4,007	$40,996
Net income attributable to noncontrolling interests	732	3,318
Distributions to noncontrolling interests	(890)	(4,967)
Adjustments to record noncontrolling interests at redemption value	723	1,401
Balance at end of period	$4,572	$40,748
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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 53 percent of the Company’s outstanding common stock based on a Form 4 filed by Tontine with the SEC on February 17, 2026 and the Company's shares outstanding as of April 27, 2026. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three and six months ended March 31, 2026 and 2025 was derived from the following activities. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. See details in the following tables:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Communications	$367,696	$273,016	$719,616	$505,976
Residential
Single-family Electrical	134,202	160,065	271,181	329,282
Single-family Plumbing & HVAC	90,059	79,168	172,919	153,351
Multi-family and Other	63,355	78,733	127,560	155,304
Total Residential	287,616	317,966	571,660	637,937
Infrastructure Solutions
Industrial Services	40,687	29,178	64,878	47,846
Custom Engineered Solutions	151,761	88,442	267,745	177,899
Total Infrastructure Solutions	192,448	117,620	332,623	225,745
Commercial & Industrial	126,524	125,358	221,343	213,849
Total revenue	$974,284	$833,960	$1,845,242	$1,583,507

	Three Months Ended March 31, 2026
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$219,657	$287,616	$163,624	$112,454	$783,351
Time-and-material	148,039	—	28,824	14,070	190,933
Total revenue	$367,696	$287,616	$192,448	$126,524	$974,284

	Three Months Ended March 31, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$202,412	$317,966	$106,477	$107,516	$734,371
Time-and-material	70,604	—	11,143	17,842	99,589
Total revenue	$273,016	$317,966	$117,620	$125,358	$833,960

	Six Months Ended March 31, 2026
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$443,351	$571,660	$295,134	$196,045	$1,506,190
Time-and-material	276,265	—	37,489	25,298	339,052
Total revenue	$719,616	$571,660	$332,623	$221,343	$1,845,242

	Six Months Ended March 31, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$368,745	$637,937	$206,677	$183,706	$1,397,065
Time-and-material	137,231	—	19,068	30,143	186,442
Total revenue	$505,976	$637,937	$225,745	$213,849	$1,583,507

Accounts Receivable

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of March 31, 2026, accounts receivable included $22,344 of unbilled receivables for which we have an unconditional right to bill.
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

During the six months ended March 31, 2026 and 2025, we recognized revenue of $154,185 and $140,390 related to our contract liabilities at September 30, 2025 and 2024, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At March 31, 2026, we had remaining performance obligations of $2,347,101. The Company expects to recognize revenue on approximately $1,839,240 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three and six months ended March 31, 2026, revenue recognized from our performance obligations satisfied in previous periods was not material.
4. DEBT
We are a party to the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a revolving line of credit of $300,000, with a maturity date of January 21, 2030.
Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. As of March 31, 2026, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
At March 31, 2026 and September 30, 2025, we had outstanding borrowings under our revolving credit facility of $35,000 and zero, respectively. At March 31, 2026, we had $11,335 in outstanding letters of credit and $253,665 of availability under our revolving credit facility.
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
The Amended Credit Agreement restricts certain types of transactions when the Company’s Consolidated Total Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75 to 1.00. The Amended Credit Agreement contains other customary affirmative and negative covenants as well as events of default.
5. PER SHARE INFORMATION
The following table reconciles the components of basic and diluted earnings per share for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net income attributable to IES Holdings, Inc.	$109,909	$70,652	$201,348	$126,955
(Increase) decrease in noncontrolling interest	(138)	86	(551)	(1,058)
Net income attributable to common stockholders of IES Holdings, Inc.	$109,771	$70,738	$200,797	$125,897

Denominator:
Weighted average common shares outstanding — basic	19,926,397	19,969,618	19,906,511	19,979,896
Effect of dilutive non-vested securities	259,988	243,824	273,195	249,981
Weighted average common and common equivalent shares outstanding — diluted	20,186,385	20,213,442	20,179,707	20,229,877

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$5.51	$3.54	$10.09	$6.30
Diluted	$5.44	$3.50	$9.95	$6.22

Potentially dilutive securities excluded from the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:
Employee phantom stock units	69	16,635	1,347	33,179

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

Segment information for the three and six months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31, 2026
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$367,696	$287,616	$192,448	$126,524	$—	$974,284
Cost of services	273,970	225,820	129,328	90,379	—	719,497
Gross profit	93,726	61,796	63,120	36,145	—	254,787
Selling, general and administrative	32,567	55,375	21,050	14,751	18,699	142,442
Contingent consideration	—	—	129	—	—	129
Gain on sale of assets	(1)	(3)	(2)	(33)	—	(39)
Operating income (loss)	$61,160	$6,424	$41,943	$21,427	$(18,699)	$112,255
Other data:
Depreciation and amortization expense	$1,836	$6,363	$6,482	$1,059	$351	$16,091
Capital expenditures	$22,296	$1,361	$4,617	$3,515	$44	$31,833
Total assets	$472,610	$342,980	$582,557	$220,919	$374,972	$1,994,038

	Three Months Ended March 31, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$273,016	$317,966	$117,620	$125,358	$—	$833,960
Cost of services	209,973	238,294	78,319	98,505	—	625,091
Gross profit	63,043	79,672	39,301	26,853	—	208,869
Selling, general and administrative	23,441	57,151	12,487	11,024	11,941	116,044
Contingent consideration	—	—	339	—	—	339
Gain on sale of assets	(21)	(156)	(9)	(23)	—	(209)
Operating income (loss)	$39,623	$22,677	$26,484	$15,852	$(11,941)	$92,695
Other data:
Depreciation and amortization expense	$1,255	$5,913	$3,942	$612	$226	$11,948
Capital expenditures	$6,372	$3,748	$2,999	$2,149	$1,685	$16,953
Total assets	$343,356	$379,510	$328,027	$121,990	$191,676	$1,364,559

	Six Months Ended March 31, 2026
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$719,616	$571,660	$332,623	$221,343	$—	$1,845,242
Cost of services	539,500	446,931	218,962	165,047	—	1,370,440
Gross profit	180,116	124,729	113,661	56,296	—	474,802
Selling, general and administrative	61,007	109,457	35,957	25,268	32,568	264,257
Contingent consideration	—	—	258	—	—	258
(Gain) Loss on sale of assets	512	(14)	(97)	(102)	—	299
Operating income (loss)	$118,597	$15,286	$77,543	$31,130	$(32,568)	$209,988
Other data:
Depreciation and amortization expense	$3,644	$12,081	$10,386	$1,989	$665	$28,765
Capital expenditures	$44,834	$2,701	$6,909	$5,443	$18,520	$78,407
Total assets	$472,610	$342,980	$582,557	$220,919	$374,972	$1,994,038

	Six Months Ended March 31, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$505,976	$637,937	$225,745	$213,849	$—	$1,583,507
Cost of services	394,122	479,137	151,472	171,880	—	1,196,611
Gross profit	111,854	158,800	74,273	41,969	—	386,896
Selling, general and administrative	43,679	112,463	23,755	19,088	20,098	219,083
Contingent consideration	—	—	678	—	—	678
(Gain) Loss on sale of assets	(59)	(163)	70	(27)	—	(179)
Operating income (loss)	$68,234	$46,500	$49,770	$22,908	$(20,098)	$167,314
Other data:
Depreciation and amortization expense	$2,458	$11,324	$7,615	$1,185	$453	$23,035
Capital expenditures	$11,052	$6,089	$5,110	$5,131	$2,740	$30,122
Total assets	$343,356	$379,510	$328,027	$121,990	$191,676	$1,364,559

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of phantom stock units, performance awards and stock options as well as grants of stock, including restricted stock. The Equity Incentive Plan was amended and restated effective February 20, 2025 following approval by stockholders at the Company's 2025 Annual Meeting of Stockholders to, among other things, authorize the issuance of an additional 750,000 shares under the Equity Incentive Plan and extend its term to February 19, 2035. As of March 31, 2026, approximately 1,299,355 shares were authorized and available for issuance.

Stock Repurchase Program

On July 31, 2024, our Board authorized a stock repurchase program for the purchase from time to time of up to $200,000 of the Company’s common stock after the previous stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 4,112 shares of common stock during both the three and six months ended March 31, 2026 in open market transactions at an average price of $418.31. We repurchased 118,314 and 139,362 shares of our common stock during the three and six months ended March 31, 2025 in open market transactions at an average price of $172.80 and $178.40 per share, respectively.

Treasury Stock

During the six months ended March 31, 2026, we issued 121,139 shares of common stock from treasury stock to employees and repurchased 47,603 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain phantom stock units under the Equity Incentive Plan.

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

A summary of Employee PSU activity for the six months ended March 31, 2026 is provided in the table below:

Unvested at September 30, 2025	306,755
Granted	15,680
Vested	(121,010)
Forfeited	(2,566)
Unvested at March 31, 2026	198,859
A summary of the compensation expense related to our stock awards recognized during the three and six months ended March 31, 2026 and 2025 is provided in the table below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Director PSUs	$132	$159	$290	$319
Employee PSUs	$3,366	$2,980	$6,935	$4,766
Director common stock grants	$52	$—	$91	$—
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

	March 31, 2026	September 30, 2025
Marketable equity securities	$213,983	$104,587
Gains and losses to measure our investments in marketable equity and debt securities at fair value were included in “Gain on marketable securities” on our Condensed Consolidated Statements of Comprehensive Income. Our unrealized net gains (losses), which are calculated as total net gains (losses) recognized during the period less net gains (losses) recognized on securities sold during the period, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Unrealized gain on marketable equity securities	$17,706	$5,547	$34,621	$7,862
Unrealized loss on marketable debt securities	—	(66)	—	(33)
Total unrealized gain on marketable securities	$17,706	$5,481	$34,621	$7,829

Equity Method Investments

On December 2, 2024, we paid $44,900 to acquire a 12.5% membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business, a designer and builder of storage facilities, tanks and terminals for energy and industrial markets, formerly owned by McDermott International, Ltd. Our investment, which is included in “Investments” on our Condensed Consolidated Balance Sheets, is measured using the equity method of accounting, wherein the carrying value of our investment is initially recorded at cost basis and subsequently adjusted for our proportionate share of earnings or losses, additional investments, and distributions. We recorded no earnings on our investment in Jett in the three months ended March 31, 2026 and $4,226 in the six months ended March 31, 2026 and the carrying value of our investment in Jett was $63,888 at March 31, 2026.

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

At March 31, 2026 and September 30, 2025, financial assets and liabilities measured at fair value on a recurring basis were limited to investments in marketable equity securities classified as trading securities, our executive savings plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.
Financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2026 and September 30, 2025, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	March 31, 2026
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Equity securities	$213,983	$213,983	$—
Executive savings plan assets	740	740	—
Executive savings plan liabilities	(609)	(609)	—
Contingent consideration liability	(2,371)	—	(2,371)
Total	$211,743	$214,114	$(2,371)

	September 30, 2025
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Equity securities	$104,587	$104,587	$—
Executive savings plan assets	1,120	1,120	—
Executive savings plan liabilities	(984)	(984)	—
Contingent consideration liability	(2,113)	—	(2,113)
Total	$102,610	$104,723	$(2,113)
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
The table below presents the change in fair value of liabilities measured using significant unobservable inputs (Level 3).

Contingent consideration liability
Fair value at September 30, 2025	$(2,113)
Net adjustments to fair value included in “Contingent consideration”	(258)
Fair value at March 31, 2026	$(2,371)

10. INVENTORY

Inventories consist of the following components:

	March 31,	September 30,
	2026	2025
Raw materials	$35,916	$30,231
Work in process	13,726	10,546
Finished goods	10,978	8,158
Parts and supplies	66,059	62,601
Total inventories	$126,679	$111,536

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the changes in the carrying value of goodwill by segment during the six months ended March 31, 2026:

	Communications	Residential	Infrastructure Solutions		Commercial & Industrial	Total
Goodwill at September 30, 2025	$12,336	$51,370	$44,124		$—	$107,830
Acquisitions	—	—	21,360	(1)	—	21,360
Goodwill at March 31, 2026	$12,336	$51,370	$65,484		$—	$129,190
(1) On January 16, 2026, the Company acquired all of the outstanding common stock of Gulf Island Fabrication, Inc. for a purchase price of $152,042, net of cash acquired. The valuation of goodwill is preliminary as of the date of this report, and is subject to change.

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			March 31, 2026
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$21,089	$(9,653)	$11,436
Technical library	20			400	(251)	149
Customer relationships	1	-	15	117,892	(72,193)	45,699
Non-competition arrangements	5			940	(125)	815
Backlog and construction contracts	1	-	2	1,257	(910)	347
Total intangible assets				$141,578	$(83,132)	$58,446

	Estimated Useful Lives (in Years)			September 30, 2025
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$16,199	$(8,549)	$7,650
Technical library	20			400	(241)	159
Customer relationships	1	-	15	98,372	(66,024)	32,348
Non-competition arrangements	5			940	(31)	909
Backlog and construction contracts	1	-	2	1,257	(678)	579
Total intangible assets				$117,168	$(75,523)	$41,645

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

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2026 and September 30, 2025, we had $13,544 and $12,131, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2026 and September 30, 2025, $11,335 and $5,545, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.
Surety

As of March 31, 2026, the estimated cost to complete our bonded projects was approximately $312,385. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.
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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2026, we had firm commitments of $15,773 outstanding under agreements to purchase materials over the next 12 months in the ordinary course of business.
13. BUSINESS COMBINATIONS AND DIVESTITURES

Business combinations

On January 16, 2026, the Company acquired 100% of the common stock of Gulf Island Fabrication, Inc. (“Gulf Island”), a steel fabricator and service provider for the industrial, energy and government sectors, for a purchase price of $152,042, net of cash acquired. Gulf Island is a part of our Infrastructure Solutions segment and continues to operate under the Gulf Island name. The acquisition of Gulf Island expands our fabrication capabilities and our presence in the energy and other markets, and will add capacity for IES's custom engineered solutions. The following table provides a summary of the total allocable purchase price for the acquisition of Gulf Island:

Purchase Consideration
Cash consideration, net of cash acquired	$143,108
Fair value of stock-based compensation awards	2,143
Fair value of previously held interest in Gulf Island	6,791
Total allocable purchase price	$152,042

We remeasured our previously held interest in Gulf Island to its fair value of $6,791 and realized a remeasurement gain of $2,818, representing the difference between the carrying value of that interest at September 30, 2025 and its fair value immediately prior to our acquisition of the remaining outstanding shares. Prior to the acquisition of the remaining outstanding shares of Gulf Island, we accounted for our initial investment as a trading security and recorded a gain or loss in each period to adjust the carrying value of the securities to fair value at each period end. The net impact of the change in value of our previously held interest in Gulf Island, inclusive of the final realized gain, was $17 and $2,818 for the three and six months ended March 31, 2026, and is included in Gain on marketable securities in the Company's Condensed Consolidated Statements of Comprehensive Income.

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

Trade AR	$21,973
Prepaid and other current assets	17,156
Property and equipment	78,968
Deferred tax asset	6,110
Intangible - customer relationships	19,520
Intangible - trade name	4,890
Goodwill	21,360
Other assets	2,488
Current liabilities	(19,160)
Long term liabilities	(1,263)
Net assets acquired	$152,042

In connection with this acquisition, we acquired goodwill of $21,360, of which $3,342 is tax deductible, attributable to an assembled workforce and other intangible assets that do not qualify for separate recognition. The intangible assets acquired primarily consisted of customer relationships and trade name with a weighted-average amortization period of 8.0 years and 4.0 years, respectively.

Gulf Island contributed revenue of $37,493 and an operating loss of $1,185 during the three and six months ended March 31, 2026.

14. SUPPLEMENTAL CASH FLOW INFORMATION
Cash and noncash activities in the six months ended March 31, 2026 and 2025 were as follows:

	Six Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
Cash paid for interest	$1,459	$355
Cash paid for income taxes, net	$34,616	$64,197

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,701	$27,795
Right-of-use assets obtained in exchange for new finance lease liabilities	$773	$465

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

Current Market and Operating Conditions

Entering the second half of fiscal 2026, we have significantly expanded our backlog. Demand with respect to data centers, a key end market served by our Communications, Infrastructure Solutions, and Commercial & Industrial segments, has continued to grow. We expect the continuing investments in capacity we have made in recent years, combined with our increased backlog, will drive growth in our business in the second half of the year. Availability of labor remains challenging, and will continue to be an area of focus for us. While demand is strong for much of our business, our operating segments each have their own unique set of factors influencing demand for our services. Housing affordability challenges from elevated mortgage rates and inflation, concerns around the availability and cost of insurance, and the impact of overall economic uncertainty on consumer confidence have persisted from fiscal 2025. The large national and regional home builders continue to put pressure on suppliers such as IES to reduce our pricing, which has continued to impact our revenues and gross margins in our single-family business. In the multi-family residential business, higher borrowing costs for project owners in recent years resulted in a reduction in backlog during fiscal 2025, which we expect to drive a reduction in multi-family residential revenues for fiscal 2026. Multi-family backlog recently has begun to increase, which we expect will benefit us in fiscal 2027.

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

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$974,284	100.0%	$833,960	100.0%
Cost of services	719,497	73.8	625,091	75.0
Gross profit	254,787	26.2	208,869	25.0
Selling, general and administrative expenses	142,442	14.6	116,044	13.9
Contingent consideration	129	—	339	—
Gain on sale of assets	(39)	—	(209)	—
Operating income	112,255	11.5	92,695	11.1
Interest and other income, net	36,376	3.7	5,987	0.7
Income from operations before income taxes and equity method investment income	148,631	15.3	98,682	11.8
Provision for income taxes	(38,319)	(3.9)	(26,090)	(3.1)
Equity method investment income	—	—	—	—
Net income	110,312	11.3	72,592	8.7
Net income attributable to noncontrolling interest	(403)	—	(1,940)	(0.2)
Net income attributable to IES Holdings, Inc.	$109,909	11.3%	$70,652	8.5%
Consolidated revenues for the three months ended March 31, 2026, were $140.3 million higher than for the three months ended March 31, 2025, an increase of 16.8%, with increases at our Communications, Infrastructure Solutions and Commercial & Industrial segments and a decrease at our Residential segment. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the three months ended March 31, 2026 increased $45.9 million compared to the three months ended March 31, 2025. Our overall gross profit percentage was 26.2% during the three months ended March 31, 2026, as compared to 25.0% during the three months ended March 31, 2025. Gross profit as a percentage of revenue increased at our Communications and Commercial & Industrial and decreased at our Residential and Infrastructure Solutions segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended March 31, 2026, our selling, general and administrative expenses were $142.4 million, an increase of $26.4 million, or 22.7%, over the three months ended March 31, 2025, driven by increased personnel costs across our operating segments to support their growth and increased incentive compensation in connection with higher earnings than in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses increased from 13.9% for the three months ended March 31, 2025 to 14.6% for the three months ended March 31, 2026.

	Six Months Ended March 31,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,845,242	100.0%	$1,583,507	100.0%
Cost of services	1,370,440	74.3	1,196,611	75.6
Gross profit	474,802	25.7	386,896	24.4
Selling, general and administrative expenses	264,257	14.3	219,083	13.8
Contingent consideration	258	—	678	—
Loss (gain) on sale of assets	299	—	(179)	—
Operating income	209,988	11.4	167,314	10.6
Interest and other income, net	54,591	3.0	9,032	0.6
Income from operations before income taxes and equity method investment income	264,579	14.3	176,346	11.1
Provision for income taxes	(66,725)	(3.6)	(46,073)	(2.9)
Equity method investment income	4,226	0.2	—	—
Net income	202,080	11.0	130,273	8.2
Net income attributable to noncontrolling interest	(732)	—	(3,318)	(0.2)
Net income attributable to IES Holdings, Inc.	$201,348	10.9%	$126,955	8.0%
Consolidated revenues for the six months ended March 31, 2026 were $261.7 million higher than for the six months ended March 31, 2025, an increase of 16.5%, with increases at our Communications, Infrastructure Solutions and Commercial & Industrial segments and a decrease at our Residential segment. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the six months ended March 31, 2026 increased $87.9 million compared to the six months ended March 31, 2025. Our overall gross profit percentage increased to 25.7% during the six months ended March 31, 2026 as compared to 24.4% during the six months ended March 31, 2025. Gross profit as a percentage of revenue increased at our Communications, Infrastructure Solutions and Commercial & Industrial segments and decreased at our Residential segment. See further discussion below of changes in gross margin for our individual segments.

During the six months ended March 31, 2026, our selling, general and administrative expenses were $264.3 million, an increase of $45.2 million, or 20.6%, over the six months ended March 31, 2025, driven primarily by increased personnel costs across our operating segments to support their growth, increased incentive compensation in connection with higher earnings than in the prior fiscal year and continued investment in technology to support the scalability of the business. Selling, general and administrative expenses as a percentage of revenue increased from 13.8% for the six months ended March 31, 2025 to 14.3% for the six months ended March 31, 2026.

Communications

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$367,696	100.0%	$273,016	100.0%
Cost of services	273,970	74.5	209,973	76.9
Gross profit	93,726	25.5	63,043	23.1
Selling, general and administrative expenses	32,567	8.9	23,441	8.6
Gain on sale of assets	(1)	—	(21)	—
Operating income	$61,160	16.6%	$39,623	14.5%

Revenues. Our Communications segment’s revenues increased by $94.7 million during the three months ended March 31, 2026, or 34.7%, compared to the three months ended March 31, 2025. The increase primarily resulted from an increase in demand, particularly in the data center market, while demand in the distribution center market also continued to grow.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2026 increased by $30.7 million, or 48.7%, compared to the three months ended March 31, 2025. Gross profit as a percentage of revenue was 25.5% in the three months ended March 31, 2026 compared to 23.1% in the three months ended March 31, 2025. The increase in gross profit and gross margin primarily reflects strong demand as discussed above and successful project execution and improved margins on projects well-suited to our skilled workforce.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $9.1 million, or 38.9%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase primarily reflects higher personnel costs to support business growth and higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue was 8.9% during the three months ended March 31, 2026, compared to 8.6% during the three months ended March 31, 2025 as the increase in selling, general and administrative expenses was generally consistent with the Communications segment's revenue growth during the period.

	Six Months Ended March 31,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$719,616	100.0%	$505,976	100.0%
Cost of services	539,500	75.0	394,122	77.9
Gross profit	180,116	25.0	111,854	22.1
Selling, general and administrative expenses	61,007	8.5	43,679	8.6
(Gain) loss on sale of assets	512	0.1	(59)	—
Operating income	$118,597	16.5%	$68,234	13.5%

Revenues. Our Communications segment’s revenues increased by $213.6 million, or 42.2%, during the six months ended March 31, 2026, compared to the six months ended March 31, 2025. Continued strong demand in the data center market was the primary driver of the increase, while demand in the distribution center market also continued to grow.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2026 increased by $68.3 million, or 61.0%, as compared to the six months ended March 31, 2025. Gross profit as a percentage of revenue increased from 22.1% to 25.0%. The increase in gross profit and gross margin primarily reflects strong demand as discussed above, successful project execution and improved margins on projects well-suited to our skilled workforce.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $17.3 million, or 39.7%, during the six months ended March 31, 2026, compared to the six months ended March 31, 2025. The increase primarily reflects higher personnel cost to support business growth and higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue was 8.5% for the six months ended March 31, 2026 compared with 8.6% during the six months ended March 31, 2025 as the change in selling, general and administrative expenses was generally consistent with the Communications segment's revenue growth during the period.

Residential

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$287,616	100.0%	$317,966	100.0%
Cost of services	225,820	78.5	238,294	74.9
Gross profit	61,796	21.5	79,672	25.1
Selling, general and administrative expenses	55,375	19.3	57,151	18.0
Gain on sale of assets	(3)	—	(156)	—
Operating income	$6,424	2.2%	$22,677	7.1%

Revenues. Our Residential segment’s revenues decreased by $30.4 million, or 9.5%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Our single-family electrical revenues decreased by $25.9 million, primarily due to the continued impact of housing affordability and general economic conditions on consumer demand in the single-family housing market leading to a decline in construction volumes and pressure on pricing during the period, along with unfavorable weather conditions in certain regions reducing the total working days available during the three months ended March 31, 2026. Our single-family plumbing and HVAC revenues increased by $10.9 million compared to the prior year period, with expansion of the plumbing and HVAC trades into new markets partly offsetting the impact of slowing demand on new home construction and unfavorable weather conditions impacting existing projects. Our multi-family revenues decreased by $15.4 million, or 19.5%, driven by a reduction in backlog during fiscal 2025 resulting from the impact of elevated interest rates on demand.

Gross Profit. During the three months ended March 31, 2026, our Residential segment's gross profit decreased by $17.9 million, or 22.4%, compared to the three months ended March 31, 2025, driven primarily by lower volume as discussed above. Gross profit as a percentage of revenue decreased to 21.5% during the three months ended March 31, 2026, compared to 25.1% for the three months ended March 31, 2025 as weaker demand and pricing pressure from our customers limited our ability to recover cost increases through pricing actions.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses decreased by $1.8 million, or 3.1%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily driven by lower incentive compensation costs associated with lower profitability. Selling, general and administrative expenses as a percentage of revenue in the Residential segment increased to 19.3% during the three months ended March 31, 2026, compared to 18.0% in the three months ended March 31, 2025. The increase as a percentage of revenue was primarily driven by the decrease in revenues as discussed above.

	Six Months Ended March 31,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$571,660	100.0%	$637,937	100.0%
Cost of services	446,931	78.2	479,137	75.1
Gross profit	124,729	21.8	158,800	24.9
Selling, general and administrative expenses	109,457	19.1	112,463	17.6
Gain on sale of assets	(14)	—	(163)	—
Operating income	$15,286	2.7%	$46,500	7.3%

Revenues. Our Residential segment’s revenues decreased by $66.3 million, or 10.4%, during the six months ended March 31, 2026, compared to the six months ended March 31, 2025. Our single-family electrical revenues decreased by $58.1 million compared to the prior year period. Consumer demand in the single-family housing market was impacted by housing affordability challenges, availability and cost of insurance, and overall economic uncertainty, leading to a decline in construction volumes and pressure on pricing during the period. Our multi-family revenues also decreased by $27.7 million, driven by a reduction in backlog during fiscal 2025 resulting from the impact of elevated interest rates on demand. Our single-family plumbing and HVAC revenue increased by $19.6 million compared to the prior year period as the general decrease in demand for single-family housing was offset by continued expansion of our plumbing and HVAC business into new markets, as well as improved market conditions for these services in certain markets.

Gross Profit. During the six months ended March 31, 2026, our Residential segment’s gross profit decreased by $34.1 million, or 21.5%, compared to the six months ended March 31, 2025. The decrease in gross profit reflects the decline in volume as discussed above and reduced pricing to our customers. Gross profit as a percentage of revenue was 21.8% during the six months ended March 31, 2026, compared to 24.9% during the six months ended March 31, 2025.
Selling, General and Administrative Expenses. Our Residential segment’s selling, general and administrative expenses decreased by $3.0 million, or 2.7%, during the six months ended March 31, 2026, compared to the six months ended March 31, 2025. The decrease was primarily driven by reduced incentive compensation expense in connection with lower profitability, partly offset by investments to support the future scalability of our business. Selling, general and administrative expenses as a percentage of revenue increased to 19.1% during the six months ended March 31, 2026, compared to 17.6% during the six months ended March 31, 2025. The increase as a percentage of revenue was primarily driven by the decrease in revenues as discussed above.

Infrastructure Solutions

	Three Months Ended March 31,
	2026		2025
	$	%		%
	(Dollars in thousands, Percentage of revenues)
Revenues	$192,448	100.0%	$117,620	100.0%
Cost of services	129,328	67.2	78,319	66.6
Gross profit	63,120	32.8	39,301	33.4
Selling, general and administrative expenses	21,050	10.9	12,487	10.6
Contingent consideration	129	0.1	339	0.3
Gain on sale of assets	(2)	—	(9)	—
Operating income	$41,943	21.8%	$26,484	22.5%

Revenues. Revenues in our Infrastructure Solutions segment increased by $74.8 million during the three months ended March 31, 2026, an increase of 63.6% compared to the three months ended March 31, 2025, driven primarily by continued strong demand in our custom engineered solutions manufacturing businesses, improved pricing, and the impact of investments to increase capacity we have made over the last several years. We also continued to expand our field services offerings. Gulf Island Fabrication, Inc. (“Gulf Island”), which was acquired on January 16, 2026, contributed $37.5 million in revenues in the three months ended March 31, 2026.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended March 31, 2026 increased $23.8 million, or 60.6%, compared to the three months ended March 31, 2025, driven by increased revenue as discussed above, while gross profit as a percentage of revenue decreased from 33.4% to 32.8%, primarily reflecting lower gross margins at the recently acquired Gulf Island business as we reposition its operations to better utilize available manufacturing capacity.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended March 31, 2026 increased by $8.6 million, or 68.6%, compared to the three months ended March 31, 2025, primarily as a result of increased employee compensation cost to support growth in the business, higher incentive compensation as a result of higher earnings, and $5.4 million of expense, including amortization of acquired intangible assets, incurred at Gulf Island. Selling, general and administrative expenses as a percentage of revenue increased from 10.6% for the three months ended March 31, 2025 to 10.9% for the three months ended March 31, 2026, primarily reflecting the acquisition of Gulf Island.

	Six Months Ended March 31,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$332,623	100.0%	$225,745	100.0%
Cost of services	218,962	65.8	151,472	67.1
Gross profit	113,661	34.2	74,273	32.9
Selling, general and administrative expenses	35,957	10.8	23,755	10.5
Contingent consideration	258	0.1	678	0.3
(Gain) loss on sale of assets	(97)	—	70	—
Operating income	$77,543	23.3%	$49,770	22.0%
Revenues. Revenues in our Infrastructure Solutions segment increased by $106.9 million, or 47.3%, during the six months ended March 31, 2026 compared to the six months ended March 31, 2025. The increase in revenue was driven primarily by continued strong demand in our custom engineered solutions manufacturing businesses, improved pricing and the impact of investments we have made over the last several years to increase capacity to meet increasing demand, as well as expansion of our field services offerings and the acquisition of Gulf Island as discussed above.
Gross Profit. Our Infrastructure Solutions segment’s gross profit during the six months ended March 31, 2026 increased by $39.4 million, or 53.0%, compared to the six months ended March 31, 2025, and gross profit as a percentage of revenue increased to 34.2% for the six months ended March 31, 2026 compared to 32.9% for the six months ended March 31, 2025. The improvement in gross profit and gross margin primarily reflects improved pricing and productivity improvements as our newer facilities ramped up production, partly offset by the lower gross margin at Gulf Island as we reposition its operations to better utilize available manufacturing capacity.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the six months ended March 31, 2026 increased by $12.2 million, or 51.4%, compared to the six months ended March 31, 2025, as a result of the growth of the business, as well as $5.4 million of expense, including amortization of acquired intangible assets, incurred at Gulf Island. Selling, general and administrative expenses as a percentage of revenue increased from 10.5% for the six months ended March 31, 2025 to 10.8% for the six months ended March 31, 2026, primarily reflecting the acquisition of Gulf Island.

Commercial & Industrial

	Three Months Ended March 31,
	2026		2025
	$	%		%
	(Dollars in thousands, Percentage of revenues)
Revenues	$126,524	100.0%	$125,358	100.0%
Cost of services	90,379	71.4	98,505	78.6
Gross profit	36,145	28.6	26,853	21.4
Selling, general and administrative expenses	14,751	11.7	11,024	8.8
Gain on sale of assets	(33)	—	(23)	—
Operating income	$21,427	16.9%	$15,852	12.6%

Revenues. Revenues in our Commercial & Industrial segment increased by $1.2 million, or 0.9%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as both periods benefited from strong demand in the data center end market.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2026 increased by $9.3 million, or 34.6%, compared to the three months ended March 31, 2025. Gross profit as a percentage of revenue increased from 21.4% for the three months ended March 31, 2025 to 28.6% for the thee months ended March 31, 2026, as we benefited from strong execution on certain large data center projects.
Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2026 increased by $3.7 million, or 33.8%, compared to the three months ended March 31, 2025 primarily as a result of increased employee compensation cost as we continue to invest in the growth of the business and higher incentive compensation as a result of successful project execution. Selling, general and administrative expenses as a percentage of revenue increased from 8.8% for the three months ended March 31, 2025 to 11.7% for the three months ended March 31, 2026 as a result of the increased compensation expense discussed above.

	Six Months Ended March 31,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$221,343	100.0%	$213,849	100.0%
Cost of services	165,047	74.6	171,880	80.4
Gross profit	56,296	25.4	41,969	19.6
Selling, general and administrative expenses	25,268	11.4	19,088	8.9
Gain on sale of assets	(102)	—	(27)	—
Operating income	$31,130	14.1%	$22,908	10.7%
Revenues. Revenues in our Commercial & Industrial segment increased by $7.5 million, or 3.5%, during the six months ended March 31, 2026, compared to the six months ended March 31, 2025. The increase was primarily driven by continued strong demand and successful execution of backlog, particularly in the data center end market, as well as expansion of one of our operations in the Midwest market.
Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2026 increased by $14.3 million, or 34.1%, compared to the six months ended March 31, 2025. Gross profit as a percentage of revenue was 25.4% for the six months ended March 31, 2026 compared with 19.6% for the six months ended March 31, 2025 as we benefited from strong execution on certain large data center projects.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2026 increased by $6.2 million, or 32.4%, compared to the six months ended March 31, 2025 primarily as a result of increased employee compensation cost, including higher incentive compensation as a result of successful project execution, as we continue to invest in growth of the business. Selling, general and administrative expenses as a percentage of revenue increased to 11.4% for the six months ended March 31, 2026 compared with 8.9% for the six months ended March 31, 2025 as a result of the increased compensation expense discussed above.
INTEREST AND OTHER INCOME (EXPENSE)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Interest expense	$(1,379)	$(164)
Deferred financing charges	(152)	(102)
Total interest expense	(1,531)	(266)

Gain on marketable securities	37,333	5,488

Interest income	437	657
Other income, net	137	108
Total other income, net	574	765
Total interest and other income, net	$36,376	$5,987

During the three months ended March 31, 2026, we incurred interest expense of $1.5 million primarily comprised of interest on our revolving credit facility, which had an average outstanding balance of $83.9 million, interest on our finance lease agreements and fees on an average letter of credit balance of $11.3 million under our revolving credit facility and an average unused line of credit balance of $204.8 million. This compares to interest expense of $0.3 million for the three months ended March 31, 2025, primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $264.9 million.

We recorded a net gain on marketable securities of $37.3 million for the three months ended March 31, 2026 compared to $5.5 million for the three months ended March 31, 2025 reflecting both realized gains and an increase in the market value of our holdings.

	Six Months Ended March 31,
	2026	2025
	(In thousands)
Interest expense	$(1,692)	$(607)
Deferred financing charges	(305)	(177)
Total interest expense	(1,997)	(784)

Gain on marketable securities	54,188	7,892

Interest income	1,281	1,620
Other income, net	1,119	304
Total other income, net	2,400	1,924
Total interest and other income, net	$54,591	$9,032

During the six months ended March 31, 2026, we incurred interest expense of $2.0 million primarily comprised of interest on our revolving credit facility, which had an average outstanding balance of $41.6 million, interest on our finance lease agreements and fees on an average letter of credit balance of $10.2 million under our revolving credit facility and an average unused line of credit balance of $248.2 million. This compares to interest expense of $0.8 million for the six months ended March 31, 2025, primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $203.6 million.
We recorded a net gain on marketable securities of $54.2 million for the six months ended March 31, 2026 compared to $7.9 million for the six months ended March 31, 2025 reflecting both realized gains and an increase in the market value of our holdings.

PROVISION FOR INCOME TAXES
We recorded income tax expense of $38.3 million for the three months ended March 31, 2026, compared to $26.1 million for the three months ended March 31, 2025, driven primarily by increased pretax income.
We recorded income tax expense of $66.7 million for the six months ended March 31, 2026, compared to $46.1 million for the six months ended March 31, 2025, driven primarily by increased pretax income.
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

	March 31, 2026			September 30, 2025			March 31, 2025
	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog
	(Dollars in millions)
Communications	$954,134	$423,183	$1,377,317	$692,238	$63,569	$755,807	$551,170	$129,829	$680,999
Residential	271,883	110,702	382,585	252,021	121,548	373,570	273,885	90,528	364,413
Infrastructure Solutions (2)	281,458	738,335	1,019,793	128,691	490,557	619,248	134,352	364,021	498,373
Commercial & Industrial	839,626	242,782	1,082,408	613,633	11,533	625,165	266,578	2,346	268,924
Total	$2,347,101	$1,515,002	$3,862,103	$1,686,583	$687,207	$2,373,790	$1,225,985	$586,724	$1,812,709
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.
(2) During the quarter ended March 31, 2026, Infrastructure Solutions acquired $29.1 million of remaining performance obligations and backlog in connection with the acquisition of Gulf Island.

WORKING CAPITAL

During the six months ended March 31, 2026, working capital exclusive of cash, cash equivalents and restricted cash increased by $87.4 million from September 30, 2025, reflecting a $287.0 million increase in current assets excluding cash and restricted cash and a $199.6 million increase in current liabilities during the period.
During the six months ended March 31, 2026, our current assets exclusive of cash, cash equivalents and restricted cash increased to $1,245.3 million, as compared to $958.3 million as of September 30, 2025. The increase was primarily driven by a $121.9 million increase in accounts receivable including retainage associated with an increase in activity, and a $109.4 million increase in marketable securities. In addition, costs and estimated earnings in excess of billings increased by $31.6 million, driven by increased activity and the timing of contract billings.
During the six months ended March 31, 2026, our total current liabilities increased by $199.6 million to $833.0 million, compared to $633.4 million as of September 30, 2025, primarily driven by a $109.8 million increase in billings in excess of costs and estimated earnings associated with increased activity and the timing of contract billings. We also incurred $35.0 million of debt, which we have classified as a current liability as a result of our intention to repay it within the next 12 months, in connection with our acquisition of Gulf Island. Finally, accounts payable increased by $54.8 million as a result of increased activity.
Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2026, the estimated cost to complete our bonded projects was approximately $312.4 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

We are a party to the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a revolving line of credit of $300 million, maturing on January 21, 2030.

Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. As of March 31, 2026, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
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

At March 31, 2026, we had $11.3 million in outstanding letters of credit and $35.0 million of outstanding borrowings under our revolving credit facility.
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

Net cash provided by operating activities was $131.0 million during the six months ended March 31, 2026, as compared to $62.1 million in the six months ended March 31, 2025. The increase in operating cash flow primarily resulted from increased earnings in the six months ended March 31, 2026 as compared with the six months ended March 31, 2025.

Investing Activities
Net cash used in investing activities was $221.1 million for the six months ended March 31, 2026, compared to $97.1 million used in investing activities in the six months ended March 31, 2025. During the six months ended March 31, 2026, we used $143.1 million to fund the purchase of Gulf Island and $78.4 million for capital expenditures in support of the growth of our business. During the six months ended March 31, 2025, we paid $44.9 million to acquire a membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business. We also made capital expenditures of $30.1 million as we continued to purchase new assets instead of entering into new lease agreements at our Communications segment and made other capital expenditures to support the growth of our business.

Financing Activities
Net cash provided by financing activities for the six months ended March 31, 2026 was $12.5 million, compared to net cash used in financing activities of $43.4 million for the six months ended March 31, 2025. Net cash provided by financing activities for the six months ended March 31, 2026 included net borrowings of $35.0 million on our revolving credit facility, partly offset by $19.4 million used to repurchase our common stock, primarily to satisfy statutory withholding requirements upon the vesting of employee stock compensation. Net cash used in financing activities for the six months ended March 31, 2025 included $36.3 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, and $5.0 million in distributions to noncontrolling interests under operating agreements in connection with certain acquisitions.
Stock Repurchase Program

On July 31, 2024, our Board authorized a stock repurchase program for the purchase from time to time of up to $200.0 million of the Company’s common stock after the previous stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 4,112 shares of our common stock in open market transactions during the six months ended March 31, 2026.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2026, we had firm commitments of $15.8 million outstanding under agreements to purchase materials in the next 12 months in the ordinary course of business. In January 2026, we funded our purchase of Gulf Island with a combination of borrowings on our revolving line of credit and cash on hand. In connection with the purchase of Gulf Island and the planned expansion of products produced there, as well as continuing investment in expanded customer offerings and capacity across our business, we have raised our expected capital expenditure forecast for fiscal 2026 to a range of $145 million to $160 million. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

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

Investment Risk

We are exposed to market price volatility for our investments in marketable securities which are carried at fair value measured using market prices, with gains and losses included under "Interest and other income (expense)" on our Condensed Consolidated Statements of Comprehensive Income. Changes in the market value of these investments could create volatility in our reported earnings from period to period, and a decline in value of our investments could have an adverse impact on our reported earnings. Changes in market value of these investments measured at fair value resulted in an unrealized gain of $34.6 million in the six months ended March 31, 2026. As of March 31, 2026, we had investments in marketable securities with a fair value of $214.0 million, and a 10% increase or decrease in the market value of these investments would cause a $21.4 million increase or decrease, respectively, to the carrying value of our investments in marketable securities and our pre-tax income. The hypothetical 10% increase or decrease does not represent the maximum extent to which the fair value of our investments could be affected by changes in market conditions. Our investments could decline in value by a far greater amount as a result of volatility in the equity markets and the concentrated nature of our investment portfolio.

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Any borrowings under our revolving credit facility are structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. A one percentage point increase in the underlying SOFR rate on the $35.0 million of borrowings outstanding under our revolving credit facility as of March 31, 2026 would result in a $0.4 million pre-tax annual increase in interest expense.
Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are in the process of implementing a new enterprise resource planning (“ERP”) system, which will replace and upgrade many of our existing financial systems and processes. The ERP system is designed to accurately maintain our financial records and provide timely information to management to be used in operating the business. The first phase was implemented in the quarter ended December 31, 2024 and the Company continued working toward the next phase of the implementation through the quarter ended March 31, 2026. Upon the first phase implementation, the Company updated its internal controls as appropriate. As the implementation activities take place, we will continue to monitor the impact of the implementation on our financial reporting business processes and evaluate each quarter whether there are changes that affect our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan (2)
January 1, 2026 – January 31, 2026	—	$—	—	$167,950,925
February 1, 2026 – February 28, 2026	—	$—	—	$167,950,925
March 1, 2026 – March 31, 2026	4,112	$418.31	4,112	$166,230,823
Total	4,112	$418.31	4,112	$166,230,823
(1)    The total number of shares purchased includes shares purchased pursuant to the program described in footnote (2) below.
(2)    On July 31, 2024, the Board authorized a new stock repurchase program for the purchase of up to $200 million of the Company’s common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's Insider Trading Policy. During the three months ended March 31, 2026, none of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined under Item 408 of Regulation S-K.

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
10.1 —
Amendment No. 1 to Fourth Amended And Restated Credit Agreement, dated January 9, 2026, by and among the Company and each of the other borrowers and guarantors named therein with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender,  Wells Fargo Securities LLC and Fifth Third Bank National Association as joint lead arrangers and joint bookrunners and other financial institutions party thereto as lenders. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on January 30, 2026).

10.2 —
Agreement and Plan of Merger, dated as of November 7, 2025, by and among IES Holdings, Inc., IES Merger Sub, LLC and Gulf Island Fabrication, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 12, 2025).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2026.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)