Form 10-Q
period 2026-06-30
IES Holdings, Inc.
filed 2026-07-31
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-13783
IES Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 27, 2026, there were 19,924,356 shares of common stock outstanding.

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

Item 1. Financial Statements
IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)
(Unaudited)

	June 30,	September 30,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,278	$127,171
Marketable securities	310,582	104,587
Accounts receivable:
Trade, net of allowance of $4,380 and $4,340, respectively	722,544	552,158
Retainage	139,021	99,930
Inventories	133,602	111,536
Costs and estimated earnings in excess of billings	120,459	69,229
Prepaid expenses and other current assets	31,109	20,870
Total current assets	1,534,595	1,085,481
Property and equipment, net	353,811	183,231
Goodwill	129,577	107,830
Intangible assets, net	54,237	41,645
Investments	63,888	59,662
Deferred tax assets	23,283	16,055
Operating right of use assets	105,559	88,388
Other non-current assets	10,766	13,369
Total assets	$2,275,716	$1,595,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$584,148	$456,646
Billings in excess of costs and estimated earnings	357,580	176,782
Total current liabilities	941,728	633,428
Long-term debt	—	—
Operating long-term lease liabilities	76,943	61,967
Other tax liabilities	8,371	6,755
Other non-current liabilities	14,161	5,549
Total liabilities	1,041,203	707,699
Noncontrolling interest	5,271	4,007
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,049,529
issued and 19,924,339 and 19,854,463 outstanding, respectively	220	220
Treasury stock, at cost, 2,125,190 and 2,195,066 shares, respectively	(140,026)	(127,751)
Additional paid-in capital	214,554	210,668
Retained earnings	1,154,494	800,818
Total stockholders’ equity	1,229,242	883,955
Total liabilities and stockholders’ equity	$2,275,716	$1,595,661
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Revenues	$1,242,697	$890,158
Cost of services	902,035	650,561
Gross profit	340,662	239,597
Selling, general and administrative expenses	162,167	127,334
Contingent consideration	129	338
(Gain) loss on sale of assets	(181)	23
Operating income	178,547	111,902
Interest and other income (expense):
Interest expense	(1,007)	(534)
Gain (loss) on marketable securities	26,218	(3,311)
Other income, net	1,081	694
Income from operations before income taxes and equity method investment income	204,839	108,751
Provision for income taxes	(51,293)	(29,464)
Equity method investment income	—	—
Net income	153,546	79,287
Net income attributable to noncontrolling interest	(572)	(2,057)
Comprehensive income attributable to IES Holdings, Inc.	$152,974	$77,230

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$7.67	$3.86
Diluted	$7.57	$3.81

Shares used in the computation of earnings per share:
Basic	19,924,154	19,856,289
Diluted	20,197,707	20,104,257

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Revenues	$3,087,939	$2,473,665
Cost of services	2,272,475	1,847,172
Gross profit	815,464	626,493
Selling, general and administrative expenses	426,424	346,417
Contingent consideration	387	1,016
(Gain) loss on sale of assets	118	(156)
Operating income	388,535	279,216
Interest and other income (expense):
Interest expense	(3,004)	(1,318)
Gain on marketable securities	80,406	4,581
Other income, net	3,481	2,618
Income from operations before income taxes and equity method investment income	469,418	285,097
Provision for income taxes	(118,018)	(75,537)
Equity method investment income	4,226	—
Net income	355,626	209,560
Net income attributable to noncontrolling interest	(1,304)	(5,375)
Comprehensive income attributable to IES Holdings, Inc.	$354,322	$204,185

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$17.76	$10.16
Diluted	$17.52	$10.03

Shares used in the computation of earnings per share:
Basic	19,912,529	19,938,694
Diluted	20,186,894	20,188,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, March 31, 2026	22,049,529	$220	(2,125,642)	$(139,933)	$210,776	$1,001,615	$1,072,678
Issuances under compensation plans	—	—	653	43	(39)	—	4
Acquisition of treasury stock	—	—	(201)	(136)	—	—	(136)
Non-cash compensation	—	—	—	—	3,817	—	3,817
Increase in noncontrolling interest	—	—	—	—	—	(95)	(95)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	152,974	152,974
BALANCE, June 30, 2026	22,049,529	$220	(2,125,190)	$(140,026)	$214,554	$1,154,494	$1,229,242

	Three Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, March 31, 2025	22,049,529	$220	(2,161,213)	$(122,372)	$204,278	$623,657	$705,783
Acquisition of treasury stock	—	—	(33,900)	(5,328)	—	—	(5,328)
Non-cash compensation	—	—	—	—	4,316	—	4,316
Increase in noncontrolling interest	—	—	—	—	—	(560)	(560)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	77,230	77,230
BALANCE, June 30, 2025	22,049,529	$220	(2,195,113)	$(127,700)	$208,594	$700,327	$781,441

	Nine Months Ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2025	22,049,529	$220	(2,195,066)	$(127,751)	$210,668	$800,818	$883,955
Issuances under compensation plans	—	—	121,792	7,251	(7,247)	—	4
Acquisition of treasury stock	—	—	(51,916)	(19,526)	—	—	(19,526)
Non-cash compensation	—	—	—	—	11,133	—	11,133
Increase in noncontrolling interest	—	—	—	—	—	(646)	(646)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	354,322	354,322
BALANCE, June 30, 2026	22,049,529	$220	(2,125,190)	$(140,026)	$214,554	$1,154,494	$1,229,242

	Nine Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid -In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2024	22,049,529	$220	(2,077,859)	$(90,325)	$203,458	$497,760	$611,113
Issuances under compensation plans	—	—	94,752	4,218	(4,218)	—	—
Acquisition of treasury stock	—	—	(212,006)	(41,593)	—	—	(41,593)
Non-cash compensation	—	—	—	—	9,354	—	9,354
Increase in noncontrolling interest	—	—	—	—	—	(1,618)	(1,618)
Net income attributable to IES Holdings, Inc.	—	—	—	—	—	204,185	204,185
BALANCE, June 30, 2025	22,049,529	$220	(2,195,113)	$(127,700)	$208,594	$700,327	$781,441

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

Nine Months Ended June 30,
2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$355,626	$209,560
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	618	679
Deferred financing cost amortization	458	323
Depreciation and amortization	45,715	34,699
(Gain) loss on sale of assets	118	(156)
Non-cash compensation expense	11,133	9,416
Deferred income tax expense and other non-cash tax adjustments, net	314	477
Unrealized gain on marketable securities	(56,078)	(4,098)
Gain on remeasurement of previously held investment upon acquisition (Note 13)	(2,818)	—
Equity method investment income	(4,226)	—
Changes in operating assets and liabilities:
Marketable securities	(153,889)	(27,714)
Accounts receivable	(149,131)	(64,223)
Inventories	(19,942)	4,467
Costs and estimated earnings in excess of billings	(41,995)	(14,605)
Prepaid expenses and other current assets	(43,529)	(14,275)
Other non-current assets	225	(1,368)
Accounts payable and accrued expenses	107,675	24,047
Billings in excess of costs and estimated earnings	179,785	(4,169)
Other non-current liabilities	9,363	1,035
Net cash provided by operating activities	239,421	154,095
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(123,042)	(47,270)
Proceeds from sale of assets	611	680
Cash paid in conjunction with business combinations, net of cash acquired	(143,108)	(22,609)
Purchases of equity investments	—	(44,900)
Net cash used in investing activities	(265,539)	(114,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	190,000	996,400
Repayments of debt	(190,000)	(976,400)
Cash paid for finance leases	(3,360)	(3,251)
Distribution to noncontrolling interest	(889)	(7,536)
Purchase of treasury stock	(19,526)	(41,593)
Net cash used in financing activities	(23,775)	(32,380)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(49,893)	7,616
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	127,171	100,832
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$77,278	$108,448

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IES HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(All Amounts in Thousands Except Share and Per Share Information)
(Unaudited)
1. BUSINESS AND ACCOUNTING POLICIES

Description of the Business

IES Holdings, Inc. designs and installs integrated electrical and technology systems and provides infrastructure solutions and services to a variety of end markets, including data centers, residential housing and commercial and industrial facilities. Our operations are organized into four business segments, based upon the nature of our services:

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
•Infrastructure Solutions – Provider of electro-mechanical solutions for industrial operations, including apparatus repair and custom-engineered solutions such as generator enclosures used in data centers and other industrial applications.
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

Equity Method Investments

We account for investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over an investee but does not grant us control. Significant influence generally is presumed to exist when an investor owns 20% or more of the voting stock of an incorporated investee or a more than 3% to 5% interest in an unincorporated investee. Under the equity method of accounting, the carrying amount of an investment is initially recorded at cost basis and is subsequently adjusted for our proportionate share of earnings or losses, additional investments in the entity, and distributions. Our proportionate share of earnings or losses is recorded in Equity method investment income on our Condensed Consolidated Statements of Comprehensive Income.

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
Under the terms of our operating agreement with NEXT, we may elect to purchase, or the third-party seller may require us to purchase, part or all of the remaining 20 percent interest in NEXT. The purchase price is variable, based on a multiple of earnings as defined in the operating agreement. Therefore, the noncontrolling interest is carried at the greater of the balance determined under Accounting Standards Codification (“ASC”) 810 and the redemption amount at the balance sheet date. The redemption amount of the noncontrolling interest in NEXT at June 30, 2026 was $5,271.
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
The activity in redeemable noncontrolling interest for the nine months ended June 30, 2026 and 2025 is summarized in the table below.

	Nine Months Ended June 30,
	2026	2025
Balance at beginning of period	$4,007	$40,996
Net income attributable to noncontrolling interests	1,304	5,375
Distributions to noncontrolling interests	(889)	(7,536)
Adjustments to record noncontrolling interests at redemption value	849	2,142
Balance at end of period	$5,271	$40,977
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

Recent Accounting Pronouncements and Disclosure Rules Not Yet Adopted

In December 2023, the FASB issued Accounting Standard Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This standard requires more detailed disclosure within the tax rate reconciliation table, as well as additional information about cash taxes paid. This update is effective for fiscal years beginning after December 15, 2024. We will present the required disclosures in our annual report with no impact on our financial condition, results of operations, or cash flows.

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures of certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

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

2. CONTROLLING STOCKHOLDER

Tontine Associates, L.L.C. (“Tontine Associates”), together with its affiliates (collectively, “Tontine”), is the Company’s controlling stockholder, owning approximately 52 percent of the Company’s outstanding common stock based on a Form 4 filed by Tontine with the SEC on June 16, 2026 and the Company's shares outstanding as of July 27, 2026. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of stockholders.

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
3. REVENUE RECOGNITION

Contracts
Our revenue is derived from contracts with customers, and we determine the appropriate accounting treatment for each contract at its inception. Our contracts primarily relate to electrical and mechanical contracting services, technology infrastructure solutions and services, and electro-mechanical solutions for industrial operations. Revenue is earned based upon an agreed fixed price or actual costs incurred plus an agreed upon percentage.
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

For contracts with customers where we recognize revenue over time, we generally use the percentage of completion method of accounting under which revenue recognized is measured principally by the costs incurred and accrued to date for each contract as a percentage of the estimated total cost for each contract at completion. Contract costs include all direct material, labor and indirect costs related to contract performance. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. This process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments. Revenue for contracts with customers whose durations are short in nature is recognized when the project is complete and billable to the customer under the right to invoice practical expedient.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity and contract type, as these categories reflect how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated revenue for the three and nine months ended June 30, 2026 and 2025 was derived from the following activities.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Communications	$453,081	$299,213	$1,172,697	$805,189
Residential
Single-family Electrical	151,373	171,792	422,554	501,074
Single-family Plumbing & HVAC	97,249	86,329	270,168	239,680
Multi-family and Other	75,476	87,917	203,036	243,221
Total Residential	324,098	346,038	895,758	983,975
Infrastructure Solutions
Industrial Services	44,613	23,708	109,492	71,553
Custom Engineered Solutions	179,510	105,780	447,254	283,680
Total Infrastructure Solutions	224,123	129,488	556,746	355,233
Commercial & Industrial	241,395	115,419	462,738	329,268
Total revenue	$1,242,697	$890,158	$3,087,939	$2,473,665

	Three Months Ended June 30, 2026
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$267,348	$324,098	$190,179	$228,724	$1,010,349
Time-and-material	185,733	—	33,944	12,671	232,348
Total revenue	$453,081	$324,098	$224,123	$241,395	$1,242,697

	Three Months Ended June 30, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$211,644	$346,038	$118,930	$102,855	$779,467
Time-and-material	87,569	—	10,558	12,564	110,691
Total revenue	$299,213	$346,038	$129,488	$115,419	$890,158

	Nine Months Ended June 30, 2026
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$710,699	$895,758	$485,313	$424,769	$2,516,539
Time-and-material	461,998	—	71,433	37,969	571,400
Total revenue	$1,172,697	$895,758	$556,746	$462,738	$3,087,939

	Nine Months Ended June 30, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Total
Fixed-price	$580,389	$983,975	$325,607	$287,474	$2,177,445
Time-and-material	224,800	—	29,626	41,794	296,220
Total revenue	$805,189	$983,975	$355,233	$329,268	$2,473,665

Accounts Receivable

Accounts receivable include amounts that we have billed or have an unconditional right to bill our customers. As of June 30, 2026, accounts receivable included $31,187 of unbilled receivables for which we have an unconditional right to bill.
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

During the nine months ended June 30, 2026 and 2025, we recognized revenue of $164,294 and $145,991 related to our contract liabilities at September 30, 2025 and 2024, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the unrecognized revenue value of our contract commitments. Our new performance obligations vary significantly each reporting period based on the timing of our major new contract commitments. At June 30, 2026, we had remaining performance obligations of $2,801,635. The Company expects to recognize revenue on approximately $2,289,343 of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

For the three and nine months ended June 30, 2026, revenue recognized from our performance obligations satisfied in previous periods was not material.
4. DEBT
We are a party to the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a revolving line of credit of $300,000, with a maturity date of January 21, 2030.
Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. As of June 30, 2026, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
At June 30, 2026 and September 30, 2025, we had no outstanding borrowings under our revolving credit facility. At June 30, 2026, we had $12,210 in outstanding letters of credit and $287,790 of availability under our revolving credit facility.
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
5. PER SHARE INFORMATION
The following table reconciles the components of basic and diluted earnings per share for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to IES Holdings, Inc.	$152,974	$77,230	$354,322	$204,185
Increase in noncontrolling interest	(95)	(560)	(646)	(1,618)
Net income attributable to common stockholders of IES Holdings, Inc.	$152,879	$76,670	$353,676	$202,567

Denominator:
Weighted average common shares outstanding — basic	19,924,154	19,856,289	19,912,529	19,938,694
Effect of dilutive non-vested securities	273,553	247,968	274,365	249,341
Weighted average common and common equivalent shares outstanding — diluted	20,197,707	20,104,257	20,186,894	20,188,035

Earnings per share attributable to common stockholders of IES Holdings, Inc.:
Basic	$7.67	$3.86	$17.76	$10.16
Diluted	$7.57	$3.81	$17.52	$10.03

Potentially dilutive securities excluded from the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:
Employee phantom stock units	—	—	50	20,552

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

Segment information for the three and nine months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30, 2026
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$453,081	$324,098	$224,123	$241,395	$—	$1,242,697
Cost of services	334,252	252,006	148,004	167,773	—	902,035
Gross profit	118,829	72,092	76,119	73,622	—	340,662
Selling, general and administrative	35,248	55,900	22,614	19,387	29,018	162,167
Contingent consideration	—	—	129	—	—	129
(Gain) on sale of assets	(32)	(98)	(11)	(40)	—	(181)
Operating income (loss)	$83,613	$16,290	$53,387	$54,275	$(29,018)	$178,547
Other data:
Depreciation and amortization expense	$2,985	$5,743	$6,905	$961	$356	$16,950
Capital expenditures	$8,953	$1,865	$29,563	$3,938	$316	$44,635
Total assets	$535,459	$359,375	$613,833	$262,673	$504,376	$2,275,716

	Three Months Ended June 30, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$299,213	$346,038	$129,488	$115,419	$—	$890,158
Cost of services	226,089	248,726	83,329	92,417	—	650,561
Gross profit	73,124	97,312	46,159	23,002	—	239,597
Selling, general and administrative	25,416	63,932	13,114	10,055	14,817	127,334
Contingent consideration	—	—	338	—	—	338
(Gain) loss on sale of assets	(14)	4	35	(2)	—	23
Operating income (loss)	$47,722	$33,376	$32,672	$12,949	$(14,817)	$111,902
Other data:
Depreciation and amortization expense	$1,403	$5,937	$3,338	$752	$234	$11,664
Capital expenditures	$6,370	$3,019	$4,230	$2,709	$820	$17,148
Total assets	$371,190	$371,752	$344,026	$104,406	$278,348	$1,469,722

	Nine Months Ended June 30, 2026
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$1,172,697	$895,758	$556,746	$462,738	$—	$3,087,939
Cost of services	873,752	698,937	366,966	332,820	—	2,272,475
Gross profit	298,945	196,821	189,780	129,918	—	815,464
Selling, general and administrative	96,255	165,357	58,571	44,655	61,586	426,424
Contingent consideration	—	—	387	—	—	387
(Gain) loss on sale of assets	480	(112)	(108)	(142)	—	118
Operating income (loss)	$202,210	$31,576	$130,930	$85,405	$(61,586)	$388,535
Other data:
Depreciation and amortization expense	$6,629	$17,824	$17,291	$2,950	$1,021	$45,715
Capital expenditures	$53,787	$4,566	$36,472	$9,381	$18,836	$123,042
Total assets	$535,459	$359,375	$613,833	$262,673	$504,376	$2,275,716

	Nine Months Ended June 30, 2025
	Communications	Residential	Infrastructure Solutions	Commercial & Industrial	Corporate	Total
Revenues	$805,189	$983,975	$355,233	$329,268	$—	$2,473,665
Cost of services	620,211	727,863	234,801	264,297	—	1,847,172
Gross profit	184,978	256,112	120,432	64,971	—	626,493
Selling, general and administrative	69,095	176,395	36,869	29,143	34,915	346,417
Contingent consideration	—	—	1,016	—	—	1,016
(Gain) loss on sale of assets	(73)	(159)	105	(29)	—	(156)
Operating income (loss)	$115,956	$79,876	$82,442	$35,857	$(34,915)	$279,216
Other data:
Depreciation and amortization expense	$3,861	$17,261	$10,953	$1,937	$687	$34,699
Capital expenditures	$17,422	$9,108	$9,340	$7,840	$3,560	$47,270
Total assets	$371,190	$371,752	$344,026	$104,406	$278,348	$1,469,722

7. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan, as amended and restated (the “Equity Incentive Plan”), provides for grants of phantom stock units, performance awards and stock options as well as grants of stock, including restricted stock. The Equity Incentive Plan was amended and restated effective February 20, 2025 following approval by stockholders at the Company's 2025 Annual Meeting of Stockholders to, among other things, authorize the issuance of an additional 750,000 shares under the Equity Incentive Plan and extend its term to February 19, 2035. As of June 30, 2026, approximately 1,298,952 shares were authorized and available for issuance.

Stock Repurchase Program

On July 31, 2024, our Board authorized a stock repurchase program for the purchase from time to time of up to $200,000 of the Company’s common stock after the previous stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under predetermined terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We made no repurchases of common stock in open market transactions during the three months ended June 30, 2026. We repurchased 4,112 shares of common stock during the nine months ended June 30, 2026 in open market transactions at an average price of $418.31. We repurchased 33,900 and 173,262 shares of our common stock during the three and nine months ended June 30, 2025 in open market transactions at an average price of $157.15 and $174.25 per share, respectively.

Treasury Stock

During the nine months ended June 30, 2026, we issued 121,792 shares of common stock from treasury stock to employees and repurchased 47,804 shares of common stock from our employees to satisfy statutory tax withholding requirements upon the vesting of certain phantom stock units under the Equity Incentive Plan.

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

A summary of Employee PSU activity for the nine months ended June 30, 2026 is provided in the table below:

Unvested at September 30, 2025	306,755
Granted	16,139
Vested	(121,501)
Forfeited	(2,860)
Unvested at June 30, 2026	198,533
A summary of the compensation expense related to our stock awards recognized during the three and nine months ended June 30, 2026 and 2025 is provided in the table below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Director PSUs	$132	$173	$422	$492
Employee PSUs	$3,633	$4,157	$10,568	$8,924
Director common stock grants	$52	$—	$143	$—
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

	June 30, 2026	September 30, 2025
Marketable equity securities	$310,582	$104,587
Gains and losses to measure our investments in marketable equity and debt securities at fair value were included in “Gain (loss) on marketable securities” on our Condensed Consolidated Statements of Comprehensive Income. Our unrealized net gains (losses), which are calculated as total net gains (losses) recognized during the period less net gains (losses) recognized on securities sold during the period, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Unrealized gain (loss) on marketable equity securities	$21,456	$(3,764)	$56,078	$4,098

Equity Method Investments

On December 2, 2024, we paid $44,900 to acquire a 12.5% membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business, a designer and builder of storage facilities, tanks and terminals for energy and industrial markets, formerly owned by McDermott International, Ltd. Our investment, which is included in “Investments” on our Condensed Consolidated Balance Sheets, is measured using the equity method of accounting, wherein the carrying value of our investment is initially recorded at cost basis and subsequently adjusted for our proportionate share of earnings or losses, additional investments, and distributions. We recorded no earnings on our investment in Jett in the three months ended June 30, 2026 and $4,226 in the nine months ended June 30, 2026 and the carrying value of our investment in Jett was $63,888 at June 30, 2026.

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

At June 30, 2026 and September 30, 2025, financial assets and liabilities measured at fair value on a recurring basis were limited to investments in marketable equity securities classified as trading securities, our executive savings plan, under which certain employees are permitted to defer a portion of their base salary and/or bonus for a Plan Year (as defined in the plan), and contingent consideration liabilities related to certain of our acquisitions.
Financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2026 and September 30, 2025, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

	June 30, 2026
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Equity securities	$310,582	$310,582	$—
Executive savings plan assets	831	831	—
Executive savings plan liabilities	(694)	(694)	—
Contingent consideration liability	(2,500)	—	(2,500)
Total	$308,219	$310,719	$(2,500)

	September 30, 2025
	Total Fair Value	Quoted Prices (Level 1)	Significant Unobservable Inputs (Level 3)
Equity securities	$104,587	$104,587	$—
Executive savings plan assets	1,120	1,120	—
Executive savings plan liabilities	(984)	(984)	—
Contingent consideration liability	(2,113)	—	(2,113)
Total	$102,610	$104,723	$(2,113)
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
The table below presents the change in fair value of liabilities measured using significant unobservable inputs (Level 3).

Contingent consideration liability
Fair value at September 30, 2025	$(2,113)
Net adjustments to fair value included in “Contingent consideration”	(387)
Fair value at June 30, 2026	$(2,500)

10. INVENTORY

Inventories consist of the following components:

	June 30,	September 30,
	2026	2025
Raw materials	$40,726	$30,231
Work in process	15,462	10,546
Finished goods	9,769	8,158
Parts and supplies	67,645	62,601
Total inventories	$133,602	$111,536

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following summarizes the changes in the carrying value of goodwill by segment during the nine months ended June 30, 2026:

	Communications	Residential	Infrastructure Solutions		Commercial & Industrial	Total
Goodwill at September 30, 2025	$12,336	$51,370	$44,124		$—	$107,830
Acquisitions	—	—	21,747	(1)	—	21,747
Goodwill at June 30, 2026	$12,336	$51,370	$65,871		—	$129,577
(1) On January 16, 2026, the Company acquired all of the outstanding common stock of Gulf Island Fabrication, Inc. for a purchase price of $152,042, net of cash acquired. The valuation of goodwill is preliminary as of the date of this report, and is subject to change.

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)			June 30, 2026
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$21,089	$(10,379)	$10,710
Technical library	20			400	(256)	144
Customer relationships	1	-	15	117,892	(75,562)	42,330
Non-competition arrangements	5			940	(172)	768
Backlog and construction contracts	1	-	2	1,257	(972)	285
Total intangible assets				$141,578	$(87,341)	$54,237

	Estimated Useful Lives (in Years)			September 30, 2025
				Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	5	-	20	$16,199	$(8,549)	$7,650
Technical library	20			400	(241)	159
Customer relationships	1	-	15	98,372	(66,024)	32,348
Non-competition arrangements	5			940	(31)	909
Backlog and construction contracts	1	-	2	1,257	(678)	579
Total intangible assets				$117,168	$(75,523)	$41,645

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

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, construction defects, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are generally subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. In many cases, we insure third parties, including general contractors, as additional insured parties under our insurance policies. Losses are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2026 and September 30, 2025, we had $14,838 and $12,131, respectively, accrued for self-insurance liabilities. Because the reserves are based on judgment and estimates and involve variables that are inherently uncertain, such as the outcome of litigation and an assessment of insurance coverage, there can be no assurance that the ultimate liability will not be higher or lower than such estimates.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2026 and September 30, 2025, $12,210 and $5,545, respectively, of our outstanding letters of credit was utilized to collateralize our insurance program.
Surety

As of June 30, 2026, the estimated cost to complete our bonded projects was approximately $400,940. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.
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

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2026, we had firm commitments of $12,701 outstanding under agreements to purchase materials over the next 12 months in the ordinary course of business.
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

We remeasured our previously held interest in Gulf Island to its fair value of $6,791 and realized a remeasurement gain of $2,818, representing the difference between the carrying value of that interest at September 30, 2025 and its fair value immediately prior to our acquisition of the remaining outstanding shares. Prior to the acquisition of the remaining outstanding shares of Gulf Island, we accounted for our initial investment as a trading security and recorded a gain or loss in each period to adjust the carrying value of the securities to fair value at each period end. The net impact of the change in value of our previously held interest in Gulf Island, inclusive of the final realized gain, was $17 and $2,818 for the three and nine months ended June 30, 2026, and is included in Gain (loss) on marketable securities in the Company's Condensed Consolidated Statements of Comprehensive Income.

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

Trade accounts receivable	$21,873
Prepaid and other current assets	17,156
Property and equipment	78,968
Deferred tax asset	6,110
Intangible - customer relationships	19,520
Intangible - trade name	4,890
Goodwill	21,747
Other assets	2,488
Current liabilities	(19,447)
Long term liabilities	(1,263)
Net assets acquired	$152,042

In connection with this acquisition, we acquired goodwill of $21,747, of which $3,342 is tax deductible, attributable to an assembled workforce and other intangible assets that do not qualify for separate recognition. The intangible assets acquired primarily consisted of customer relationships and trade name with a weighted-average amortization period of 8.0 years and 4.0 years, respectively.

Gulf Island contributed revenue of $51,736 and $89,229 and operating income of $1,768 and $583 during the three and nine months ended June 30, 2026, respectively.

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following provides a reconciliation of the components of cash, cash equivalents and restricted cash to the amounts reported on our Condensed Consolidated Balance Sheets as of June 30, 2026 and 2025, which sum to the amounts shown in our Condensed
Consolidated Statements of Cash Flows for the nine months ended June 30, 2025.

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$77,278	$101,445
Restricted cash	—	7,003
Cash, cash equivalents and restricted cash	$77,278	$108,448

Additional cash and noncash activities in the nine months ended June 30, 2026 and 2025 were as follows:

	Nine Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
Cash paid for interest	$2,047	$564
Cash paid for income taxes, net (1)	$105,264	$94,078

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$31,288	$35,328
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,518	$663
 (1) The amount for the nine months ended June 30, 2026 includes $52,573 paid to a third party to purchase transferrable federal income tax credits.
15. SUBSEQUENT EVENTS

On July 29, 2026, our Board of Directors approved a two-for-one stock split of our common stock, to be paid in the form of a stock dividend, with a record date of August 14, 2026 and a distribution date of August 21, 2026. Upon distribution, total shares of common stock outstanding will increase from approximately 20 million shares to approximately 40 million shares. In connection with the stock dividend, we will reclassify approximately $220 from additional paid-in capital to common stock, based on the par value of $0.01 per share of the newly distributed shares. All share and per share data, including earnings per share, have not been retroactively adjusted to reflect the stock dividend, as it was not effective as of the issuance date of these financial statements. Such retrospective adjustments will be reflected in the Company's future filings in accordance with ASC 260-10-55-12.

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

OVERVIEW

Executive Overview

Please refer to Part I, Item 1. “Business” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, for a discussion of the Company’s services and corporate strategy. IES Holdings, Inc., a Delaware corporation, designs and installs integrated electrical and technology systems and provides infrastructure solutions and services to a variety of end markets, including data centers, residential housing, and commercial and industrial facilities. Our operations are organized into four business segments: Communications, Residential, Infrastructure Solutions and Commercial & Industrial.

Current Market and Operating Conditions

As we enter the fourth quarter of fiscal 2026, our remaining performance obligations and backlog are at record levels. Demand with respect to data centers, a key end market served by our Communications, Infrastructure Solutions, and Commercial & Industrial segments, has continued to grow. Investments in capacity we have made in recent years have allowed us to meet our customers' growing needs, and we expect to continue to invest in building our capacity and capabilities. We expect that these strategic investments, combined with our increased backlog, will drive growth in our business in the fourth quarter of the fiscal 2026 and into fiscal 2027. Availability of labor remains challenging, and will continue to be an area of focus for us. While demand is strong for much of our business, our operating segments each have their own unique set of factors influencing demand for our services. In our Residential business, lower demand and reduced housing starts have limited our ability to recover higher material costs through increased pricing, putting pressure on our margins. While we expect challenges in the single-family housing market to continue in the near term, we remain committed to this market, and will work to position the business to benefit when demand conditions improve. In the multi-family residential business, higher borrowing costs for project owners in recent years resulted in a reduction in backlog during fiscal 2025, which drove lower multi-family residential revenue for the first nine months of fiscal 2026 compared with the prior year. Multi-family backlog has increased over the first nine months of fiscal 2026, which we expect will benefit us in fiscal 2027. We are continuing to expand our Plumbing and HVAC offerings and focus on electrical markets where there may be an opportunity to expand our market share.

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

	Three Months Ended June 30,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,242,697	100.0%	$890,158	100.0%
Cost of services	902,035	72.6	650,561	73.1
Gross profit	340,662	27.4	239,597	26.9
Selling, general and administrative expenses	162,167	13.0	127,334	14.3
Contingent consideration	129	—	338	—
(Gain) loss on sale of assets	(181)	—	23	—
Operating income	178,547	14.4	111,902	12.6
Interest and other income (expense), net	26,292	2.1	(3,151)	(0.4)
Income from operations before income taxes and equity method investment income	204,839	16.5	108,751	12.2
Provision for income taxes	(51,293)	(4.1)	(29,464)	(3.3)
Equity method investment income	—	—	—	—
Net income	153,546	12.4	79,287	8.9
Net income attributable to noncontrolling interest	(572)	—	(2,057)	(0.2)
Net income attributable to IES Holdings, Inc.	$152,974	12.3%	$77,230	8.7%
Consolidated revenues for the three months ended June 30, 2026, were $352.5 million higher than for the three months ended June 30, 2025, an increase of 39.6%, with increases at our Communications, Infrastructure Solutions and Commercial & Industrial segments and a decrease at our Residential segment. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the three months ended June 30, 2026 increased $101.1 million compared to the three months ended June 30, 2025. Our overall gross profit percentage was 27.4% during the three months ended June 30, 2026, as compared to 26.9% during the three months ended June 30, 2025. Gross profit as a percentage of revenue increased at our Communications and Commercial & Industrial segments and decreased at our Residential and Infrastructure Solutions segments. See further discussion below of changes in gross margin for our individual segments.

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

During the three months ended June 30, 2026, our selling, general and administrative expenses were $162.2 million, an increase of $34.8 million, or 27.4%, over the three months ended June 30, 2025, driven by increased personnel costs across our operating segments to support their growth and increased incentive compensation in connection with higher earnings than in the prior fiscal year. Certain of our stock-based employee compensation awards are expected to be cash-settled upon vesting, and our liability for these awards is adjusted at each period end based on the stock price at the balance sheet date. Expense related to these cash-settled stock-based awards was $11.4 million for the three months ended June 30, 2026, compared to $2.7 million for the three months ended June 30, 2025. The increase in expense was driven primarily by the increase in the price of our common stock. As a percentage of revenue, selling, general and administrative expenses decreased from 14.3% for the three months ended June 30, 2025 to 13.0% for the three months ended June 30, 2026.

	Nine Months Ended June 30,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$3,087,939	100.0%	$2,473,665	100.0%
Cost of services	2,272,475	73.6	1,847,172	74.7
Gross profit	815,464	26.4	626,493	25.3
Selling, general and administrative expenses	426,424	13.8	346,417	14.0
Contingent consideration	387	—	1,016	—
(Gain) loss on sale of assets	118	—	(156)	—
Operating income	388,535	12.6	279,216	11.3
Interest and other income, net	80,883	2.6	5,881	0.2
Income from operations before income taxes and equity method investment income	469,418	15.2	285,097	11.5
Provision for income taxes	(118,018)	(3.8)	(75,537)	(3.1)
Equity method investment income	4,226	0.1	—	—
Net income	355,626	11.5	209,560	8.5
Net income attributable to noncontrolling interest	(1,304)	—	(5,375)	(0.2)
Net income attributable to IES Holdings, Inc.	$354,322	11.5%	$204,185	8.3%
Consolidated revenues for the nine months ended June 30, 2026 were $614.3 million higher than for the nine months ended June 30, 2025, an increase of 24.8%, with increases at our Communications, Infrastructure Solutions and Commercial & Industrial segments and a decrease at our Residential segment. See further discussion below of changes in revenues for our individual segments.

Consolidated gross profit for the nine months ended June 30, 2026 increased $189.0 million compared to the nine months ended June 30, 2025. Our overall gross profit percentage increased to 26.4% during the nine months ended June 30, 2026 as compared to 25.3% during the nine months ended June 30, 2025. Gross profit as a percentage of revenue increased at our Communications, Infrastructure Solutions and Commercial & Industrial segments and decreased at our Residential segment. See further discussion below of changes in gross margin for our individual segments.

During the nine months ended June 30, 2026, our selling, general and administrative expenses were $426.4 million, an increase of $80.0 million, or 23.1%, over the nine months ended June 30, 2025, driven primarily by increased personnel costs across our operating segments to support their growth, increased incentive compensation in connection with higher earnings than in the prior fiscal year and continued investment in technology to support the scalability of the business. Expense related to our cash-settled stock-based awards was $17.6 million for the nine months ended June 30, 2026, compared to $3.8 million for the nine months ended June 30, 2025, with the increase in expense driven by an increase in the price of our common stock. Selling, general and administrative expenses as a percentage of revenue decreased from 14.0% for the nine months ended June 30, 2025 to 13.8% for the nine months ended June 30, 2026.

Communications

	Three Months Ended June 30,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$453,081	100.0%	$299,213	100.0%
Cost of services	334,252	73.8	226,089	75.6
Gross profit	118,829	26.2	73,124	24.4
Selling, general and administrative expenses	35,248	7.8	25,416	8.5
Gain on sale of assets	(32)	—	(14)	—
Operating income	$83,613	18.5%	$47,722	15.9%

Revenues. Our Communications segment’s revenues increased by $153.9 million during the three months ended June 30, 2026, or 51.4%, compared to the three months ended June 30, 2025. The increase primarily resulted from continued strong demand in the data center market, and our recent capital investments have positioned us well to respond to that demand and deliver solutions to our customers. Demand for our services in the distribution center and high-tech manufacturing end markets also increased year over year.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2026 increased by $45.7 million, or 62.5%, compared to the three months ended June 30, 2025. Gross profit as a percentage of revenue was 26.2% in the three months ended June 30, 2026 compared to 24.4% in the three months ended June 30, 2025. The increase in gross profit and gross margin primarily reflects strong demand as discussed above and successful project execution and improved margins on projects well-suited to our skilled workforce.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $9.8 million, or 38.7%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase primarily reflects higher personnel costs to support business growth and higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue was 7.8% during the three months ended June 30, 2026, compared to 8.5% during the three months ended June 30, 2025 as we benefited from the increased scale of our operations.

	Nine Months Ended June 30,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$1,172,697	100.0%	$805,189	100.0%
Cost of services	873,752	74.5	620,211	77.0
Gross profit	298,945	25.5	184,978	23.0
Selling, general and administrative expenses	96,255	8.2	69,095	8.6
(Gain) loss on sale of assets	480	—	(73)	—
Operating income	$202,210	17.2%	$115,956	14.4%

Revenues. Our Communications segment’s revenues increased by $367.5 million, or 45.6%, during the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. Continued strong demand in the data center market was the primary driver of the increase, while demand in the distribution center and high-tech manufacturing end markets also continued to grow.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2026 increased by $114.0 million, or 61.6%, as compared to the nine months ended June 30, 2025. Gross profit as a percentage of revenue increased from 23.0% to 25.5%. The increase in gross profit and gross margin primarily reflects strong demand as discussed above, successful project execution and improved margins on projects well-suited to our skilled workforce.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased by $27.2 million, or 39.3%, during the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The increase primarily reflects higher personnel cost to support business growth and higher incentive compensation as a result of higher earnings. Selling, general and administrative expenses as a percentage of revenue was 8.2% for the nine months ended June 30, 2026 compared with 8.6% during the nine months ended June 30, 2025 as we benefited from the increased scale of our operations.

Residential

	Three Months Ended June 30,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$324,098	100.0%	$346,038	100.0%
Cost of services	252,006	77.8	248,726	71.9
Gross profit	72,092	22.2	97,312	28.1
Selling, general and administrative expenses	55,900	17.2	63,932	18.5
(Gain) loss on sale of assets	(98)	—	4	—
Operating income	$16,290	5.0%	$33,376	9.6%

Revenues. Our Residential segment’s revenues decreased by $21.9 million, or 6.3%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Our single-family electrical revenues decreased by $20.4 million, primarily due to the continued impact of housing affordability and general economic conditions on consumer demand in the single-family housing market leading to a decline in construction volumes and pressure on pricing during the period. Our single-family plumbing and HVAC revenues increased by $10.9 million compared to the prior year period, with expansion of the plumbing and HVAC trades into new markets offsetting the impact of slowing demand on new home construction. Our multi-family revenues decreased by $12.4 million, or 14.2%, reflecting a decline in backlog during fiscal 2025 resulting from the impact of elevated interest rates on demand.

Gross Profit. During the three months ended June 30, 2026, our Residential segment's gross profit decreased by $25.2 million, or 25.9%, compared to the three months ended June 30, 2025, driven primarily by lower volume as discussed above. Gross profit as a percentage of revenue decreased to 22.2% during the three months ended June 30, 2026, compared to 28.1% for the three months ended June 30, 2025 as the weaker demand environment and pricing pressure from our customers limited our ability to recover higher costs of materials through pricing actions.
Selling, General and Administrative Expenses. Our Residential segment's selling, general and administrative expenses decreased by $8.0 million, or 12.6%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily driven by a reduction in headcount and lower incentive compensation costs associated with lower profitability. Selling, general and administrative expenses as a percentage of revenue in the Residential segment decreased to 17.2% during the three months ended June 30, 2026, compared to 18.5% in the three months ended June 30, 2025. The decrease as a percentage of revenue was primarily attributable to selling, general and administrative expenses declining at a faster rate than revenues, reflecting the reductions in incentive compensation and headcount described above.

	Nine Months Ended June 30,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$895,758	100.0%	$983,975	100.0%
Cost of services	698,937	78.0	727,863	74.0
Gross profit	196,821	22.0	256,112	26.0
Selling, general and administrative expenses	165,357	18.5	176,395	17.9
(Gain) loss on sale of assets	(112)	—	(159)	—
Operating income	$31,576	3.5%	$79,876	8.1%

Revenues. Our Residential segment’s revenues decreased by $88.2 million, or 9.0%, during the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. Our single-family electrical revenues decreased by $78.5 million compared to the prior year period. Consumer demand in the single-family housing market was impacted by housing affordability challenges, availability and cost of insurance, and overall economic uncertainty, leading to a decline in construction volumes and pressure on pricing during the period. Our multi-family revenues also decreased by $40.2 million, reflecting a decline in backlog during fiscal 2025 resulting from the impact of elevated interest rates on demand. Our single-family plumbing and HVAC revenue increased by $30.5 million compared to the prior year period as the general decrease in demand for single-family housing was more than offset by continued expansion of our plumbing and HVAC business into new markets, as well as improved market conditions for these services in certain markets.

Gross Profit. During the nine months ended June 30, 2026, our Residential segment’s gross profit decreased by $59.3 million, or 23.2%, compared to the nine months ended June 30, 2025. Gross profit as a percentage of revenue was 22.0% during the nine months ended June 30, 2026, compared to 26.0% during the nine months ended June 30, 2025. The decrease in gross profit and gross profit as a percentage of revenue reflects the decline in volume as discussed above and reduced pricing to our customers.
Selling, General and Administrative Expenses. Our Residential segment’s selling, general and administrative expenses decreased by $11.0 million, or 6.3%, during the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The decrease was primarily driven by a reduction in headcount and lower incentive compensation expense in connection with lower profitability, partly offset by investments to support the future scalability of our business. Selling, general and administrative expenses as a percentage of revenue increased to 18.5% during the nine months ended June 30, 2026, compared to 17.9% during the nine months ended June 30, 2025. The increase as a percentage of revenue was primarily driven by the decrease in revenues as discussed above.

Infrastructure Solutions

	Three Months Ended June 30,
	2026		2025
	$	%		%
	(Dollars in thousands, Percentage of revenues)
Revenues	$224,123	100.0%	$129,488	100.0%
Cost of services	148,004	66.0	83,329	64.4
Gross profit	76,119	34.0	46,159	35.6
Selling, general and administrative expenses	22,614	10.1	13,114	10.1
Contingent consideration	129	0.1	338	0.3
(Gain) loss on sale of assets	(11)	—	35	—
Operating income	$53,387	23.8%	$32,672	25.2%

Revenues. Revenues in our Infrastructure Solutions segment increased by $94.6 million during the three months ended June 30, 2026, an increase of 73.1% compared to the three months ended June 30, 2025, driven primarily by continued strong demand in our custom engineered solutions manufacturing businesses, primarily in the data center end market, and our ability to meet that demand through expanded capacity. We also continued to grow our field services offerings. Gulf Island Fabrication, Inc. (“Gulf Island”), which was acquired on January 16, 2026, contributed $51.7 million in revenues in the three months ended June 30, 2026.

Gross Profit. Our Infrastructure Solutions segment’s gross profit during the three months ended June 30, 2026 increased $30.0 million, or 64.9%, compared to the three months ended June 30, 2025, driven by increased revenue as discussed above, while gross profit as a percentage of revenue decreased from 35.6% to 34.0%, primarily reflecting lower gross margins at the recently acquired Gulf Island business as we reposition its operations to better utilize available manufacturing capacity.
Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the three months ended June 30, 2026 increased by $9.5 million, or 72.4%, compared to the three months ended June 30, 2025, primarily as a result of increased employee compensation cost to support growth in the business, higher incentive compensation as a result of higher earnings, and $6.5 million of expense, including amortization of acquired intangible assets, incurred at Gulf Island. Selling, general and administrative expenses as a percentage of revenue remained consistent at 10.1% for the three months ended June 30, 2025 and June 30, 2026.

	Nine Months Ended June 30,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$556,746	100.0%	$355,233	100.0%
Cost of services	366,966	65.9	234,801	66.1
Gross profit	189,780	34.1	120,432	33.9
Selling, general and administrative expenses	58,571	10.5	36,869	10.4
Contingent consideration	387	0.1	1,016	0.3
(Gain) loss on sale of assets	(108)	—	105	—
Operating income	$130,930	23.5%	$82,442	23.2%
Revenues. Revenues in our Infrastructure Solutions segment increased by $201.5 million, or 56.7%, during the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025. The increase in revenue was driven primarily by continued strong demand in our custom engineered solutions manufacturing businesses, primarily in the data center end market, and our ability to meet that demand through expanded capacity. We also continued to grow our field services offerings. Gulf Island contributed $89.2 million of revenues during the nine months ended June 30, 2026.
Gross Profit. Our Infrastructure Solutions segment’s gross profit during the nine months ended June 30, 2026 increased by $69.3 million, or 57.6%, compared to the nine months ended June 30, 2025, and gross profit as a percentage of revenue increased to 34.1% for the nine months ended June 30, 2026 compared to 33.9% for the nine months ended June 30, 2025. The improvement in gross profit and gross margin primarily reflects improved pricing and productivity improvements as our newer facilities ramped up production, partly offset by the lower gross margin at Gulf Island as we reposition its operations to better utilize available manufacturing capacity.

Selling, General and Administrative Expenses. Our Infrastructure Solutions segment’s selling, general and administrative expenses during the nine months ended June 30, 2026 increased by $21.7 million, or 58.9%, compared to the nine months ended June 30, 2025, as a result of the growth of the business, as well as $11.9 million of expense, including amortization of acquired intangible assets, incurred at Gulf Island. Selling, general and administrative expenses as a percentage of revenue was 10.5% for the nine months ended June 30, 2026, compared with 10.4% for the nine months ended June 30, 2025 as the increase in selling, general and administrative expenses was generally consistent with the segment's revenue growth during the period.

Commercial & Industrial

	Three Months Ended June 30,
	2026		2025
	$	%		%
	(Dollars in thousands, Percentage of revenues)
Revenues	$241,395	100.0%	$115,419	100.0%
Cost of services	167,773	69.5	92,417	80.1
Gross profit	73,622	30.5	23,002	19.9
Selling, general and administrative expenses	19,387	8.0	10,055	8.7
(Gain) loss on sale of assets	(40)	—	(2)	—
Operating income	$54,275	22.5%	$12,949	11.2%

Revenues. Revenues in our Commercial & Industrial segment increased by $126.0 million, or 109.1%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, driven by an expansion of our capabilities in the data center end market, allowing us to increase the size and number of projects we can execute. The increase also reflected the execution of certain large, short duration projects during the quarter.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2026 increased by $50.6 million, or 220.1%, compared to the three months ended June 30, 2025. Gross profit as a percentage of revenue increased from 19.9% for the three months ended June 30, 2025 to 30.5% for the three months ended June 30, 2026, as we benefited from strong execution on certain large data center projects, including certain large, short duration jobs that we executed at favorable margins.
Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2026 increased by $9.3 million, or 92.8%, compared to the three months ended June 30, 2025 primarily as a result of increased employee compensation cost as we continue to invest in the growth of the business and higher incentive compensation as a result of successful project execution. Selling, general and administrative expenses as a percentage of revenue decreased from 8.7% for the three months ended June 30, 2025 to 8.0% for the three months ended June 30, 2026 as we benefited from the increased scale of our operations.

	Nine Months Ended June 30,
	2026		2025
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$462,738	100.0%	$329,268	100.0%
Cost of services	332,820	71.9	264,297	80.3
Gross profit	129,918	28.1	64,971	19.7
Selling, general and administrative expenses	44,655	9.7	29,143	8.9
(Gain) on sale of assets	(142)	—	(29)	—
Operating income	$85,405	18.5%	$35,857	10.9%
Revenues. Revenues in our Commercial & Industrial segment increased by $133.5 million, or 40.5%, during the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025 driven by an expansion of our capabilities in the data center end market, allowing us to increase the size and number of projects we can execute. We also benefited from the expansion of one of our operations in the Midwest market, as well as the execution of certain large, short duration projects.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2026 increased by $64.9 million, or 100.0%, compared to the nine months ended June 30, 2025. Gross profit as a percentage of revenue was 28.1% for the nine months ended June 30, 2026 compared with 19.7% for the nine months ended June 30, 2025 as we benefited from strong execution on certain large data center projects. Results in the nine months ended June 30, 2026 also benefited from certain large, short duration jobs that we executed at favorable margins.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2026 increased by $15.5 million, or 53.2%, compared to the nine months ended June 30, 2025 primarily as a result of increased employee compensation cost, including higher incentive compensation as a result of successful project execution, as we continue to invest in growth of the business. Selling, general and administrative expenses as a percentage of revenue increased to 9.7% for the nine months ended June 30, 2026 compared with 8.9% for the nine months ended June 30, 2025 as a result of the increased compensation expense discussed above.
INTEREST AND OTHER INCOME (EXPENSE)

	Three Months Ended June 30,
	2026	2025
	(In thousands)
Interest expense	$(854)	$(388)
Deferred financing charges	(153)	(146)
Total interest expense	(1,007)	(534)

Gain (loss) on marketable securities	26,218	(3,311)

Interest income	455	435
Other income, net	626	259
Total other income, net	1,081	694
Total interest and other income (expense), net	$26,292	$(3,151)

During the three months ended June 30, 2026, we incurred interest expense of $1.0 million primarily comprised of interest on our revolving credit facility, which had an average outstanding balance of $45.6 million, interest on our finance lease agreements and fees on an average letter of credit balance of $11.8 million under our revolving credit facility and an average unused line of credit balance of $242.6 million. This compares to interest expense of $0.5 million for the three months ended June 30, 2025, primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $292.2 million.

We recorded a net gain on marketable securities of $26.2 million for the three months ended June 30, 2026 compared to a net loss of $3.3 million for the three months ended June 30, 2025 reflecting both realized gains or losses and changes in the market value of our holdings.

	Nine Months Ended June 30,
	2026	2025
	(In thousands)
Interest expense	$(2,546)	$(995)
Deferred financing charges	(458)	(323)
Total interest expense	(3,004)	(1,318)

Gain (loss) on marketable securities	80,406	4,581

Interest income	1,736	2,055
Other income, net	1,745	563
Total other income, net	3,481	2,618
Total interest and other income, net	$80,883	$5,881

During the nine months ended June 30, 2026, we incurred interest expense of $3.0 million primarily comprised of interest on our revolving credit facility, which had an average outstanding balance of $42.9 million, interest on our finance lease agreements and fees on an average letter of credit balance of $10.7 million under our revolving credit facility and an average unused line of credit balance of $246.3 million. This compares to interest expense of $1.3 million for the nine months ended June 30, 2025, primarily comprised of interest on our finance lease agreements and fees on an average letter of credit balance of $5.5 million under our revolving credit facility and an average unused line of credit balance of $233.3 million.

We recorded a net gain on marketable securities of $80.4 million for the nine months ended June 30, 2026 compared to $4.6 million for the nine months ended June 30, 2025 reflecting both realized gains and an increase in the market value of our holdings.
PROVISION FOR INCOME TAXES
We recorded income tax expense of $51.3 million for the three months ended June 30, 2026, compared to $29.5 million for the three months ended June 30, 2025, driven primarily by increased pretax income.
We recorded income tax expense of $118.0 million for the nine months ended June 30, 2026, compared to $75.5 million for the nine months ended June 30, 2025, driven primarily by increased pretax income.
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

	June 30, 2026			September 30, 2025			June 30, 2025
	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog	Remaining Performance Obligations	Agreements without an enforceable obligation (1)	Backlog
	(Dollars in millions)
Communications	$1,329,313	$282,768	$1,612,081	$692,238	$63,569	$755,807	$610,841	$81,836	$692,677
Residential	278,339	103,519	381,858	252,021	121,548	373,570	250,230	107,605	357,835
Infrastructure Solutions (2)	355,528	773,680	1,129,208	128,691	490,557	619,248	172,983	419,804	592,787
Commercial & Industrial	838,455	563,500	1,401,955	613,633	11,533	625,165	261,153	162,348	423,501
Total	$2,801,635	$1,723,467	$4,525,102	$1,686,583	$687,207	$2,373,790	$1,295,207	$771,593	$2,066,800
(1) Our backlog contains signed agreements and letters of intent, which we do not have a legal right to enforce prior to work starting. These arrangements are excluded from remaining performance obligations until work begins.
(2) In January 2026, Infrastructure Solutions acquired $29.1 million of remaining performance obligations and backlog in connection with the acquisition of Gulf Island.

WORKING CAPITAL

During the nine months ended June 30, 2026, working capital exclusive of cash, cash equivalents and restricted cash increased by $190.7 million from September 30, 2025, reflecting a $499.0 million increase in current assets excluding cash and restricted cash and a $308.3 million increase in current liabilities during the period.
During the nine months ended June 30, 2026, our current assets exclusive of cash, cash equivalents and restricted cash increased to $1,457.3 million, as compared to $958.3 million as of September 30, 2025. The increase was primarily driven by a $209.5 million increase in accounts receivable including retainage associated with an increase in activity, and a $206.0 million increase in marketable securities. In addition, costs and estimated earnings in excess of billings increased by $51.2 million, driven by increased activity and the timing of contract billings.
During the nine months ended June 30, 2026, our total current liabilities increased by $308.3 million to $941.7 million, compared to $633.4 million as of September 30, 2025, primarily driven by a $180.8 million increase in billings in excess of costs and estimated earnings associated with increased activity and the timing of contract billings. In addition, accounts payable increased by $127.5 million as a result of increased activity. After utilizing our credit facility during the second quarter of fiscal 2026 to fund a portion of the purchase price of Gulf Island and make significant investments in capital expenditures, we have repaid those borrowings, resulting in no outstanding debt as of June 30, 2026.
Surety

We believe the bonding capacity provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2026, the estimated cost to complete our bonded projects was approximately $400.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility

We are a party to the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a revolving line of credit of $300 million, maturing on January 21, 2030.

Under the Amended Credit Agreement, the Company is subject to certain financial covenants including a maximum Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. As of June 30, 2026, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
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

At June 30, 2026, we had $12.2 million in outstanding letters of credit and no outstanding borrowings under our revolving credit facility.
Operating Activities
Our cash flow from operations is not only influenced by cyclicality, demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital requirements may also be affected by needs associated with higher growth or acquisitions. Through the first quarter of fiscal 2027, we expect an increase in our working capital needs as a result of growth in the backlog of our Infrastructure Solutions segment, as this type of work is not progress billed, and due to the timing of certain payments such as annual incentive compensation payments and our annual insurance renewal.

Net cash provided by operating activities was $239.4 million during the nine months ended June 30, 2026, as compared to $154.1 million in the nine months ended June 30, 2025. The increase in operating cash flow primarily resulted from increased earnings in the nine months ended June 30, 2026 as compared with the nine months ended June 30, 2025, partially offset by an increased use of cash for working capital.

Investing Activities
Net cash used in investing activities was $265.5 million for the nine months ended June 30, 2026, compared to $114.1 million in the nine months ended June 30, 2025. During the nine months ended June 30, 2026, we used $143.1 million to fund the purchase of Gulf Island and $123.0 million for capital expenditures in support of the growth of our business, $19.5 million of which was used to acquire the real property and certain related assets of Broadwind Heavy Fabrications, Inc.'s production facility in Abilene, Texas. During the nine months ended June 30, 2025, we paid $44.9 million to acquire a membership interest in Jett Texas Company LLC (“Jett”), an investment company, as part of the financing of Jett's investment in the CB&I storage solutions business. We also made capital expenditures of $47.3 million as we continued to purchase new assets instead of entering into new lease agreements at our Communications segment and made other capital expenditures to support the growth of our business.

Financing Activities
Net cash used in financing activities for the nine months ended June 30, 2026 was $23.8 million, compared to $32.4 million for the nine months ended June 30, 2025. Net cash used in financing activities for the nine months ended June 30, 2026, included $19.5 million used to repurchase our common stock, primarily to satisfy statutory withholding requirements upon the vesting of employee stock compensation. Net cash used in financing activities for the nine months ended June 30, 2025 included $41.6 million used to repurchase our common stock, including repurchases to satisfy statutory withholding requirements upon the vesting of employee stock compensation, and $7.5 million in distributions to noncontrolling interests under operating agreements in connection with certain acquisitions.
Stock Repurchase Program

On July 31, 2024, our Board authorized a stock repurchase program for the purchase from time to time of up to $200.0 million of the Company’s common stock after the previous stock repurchase program was fully utilized. Share purchases are made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The timing and amount of purchases under the program are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which allows repurchases under pre-set terms at times when the Company might otherwise be prevented from purchasing under insider trading laws or because of self-imposed blackout periods. The program does not require the Company to purchase any specific number of shares and may be modified, suspended, reinstated, or terminated at any time at the Company’s discretion and without notice. We repurchased 4,112 shares of our common stock in open market transactions during the nine months ended June 30, 2026.

MATERIAL CASH REQUIREMENTS

From time to time, we may enter into firm purchase commitments for materials, such as copper or aluminum wire, which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2026, we had firm commitments of $12.7 million outstanding under agreements to purchase materials in the next 12 months in the ordinary course of business. In January 2026, we funded our purchase of Gulf Island with a combination of borrowings on our revolving line of credit and cash on hand. In connection with the purchase of Gulf Island and the planned expansion of products produced there, as well as continuing investment in expanded customer offerings and capacity across our business, we raised our expected capital expenditure forecast for fiscal 2026 to a range of $145 million to $160 million. There have been no other material changes in our material cash requirements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. We expect that cash and cash equivalents, cash flow from operations and availability under our revolving credit facility will be sufficient to satisfy cash requirements during at least the next 12 months.

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

Investment Risk

We are exposed to market price volatility for our investments in marketable securities which are carried at fair value measured using market prices, with gains and losses included under "Interest and other income (expense)" on our Condensed Consolidated Statements of Comprehensive Income. Changes in the market value of these investments could create volatility in our reported earnings from period to period, and a decline in value of our investments could have an adverse impact on our reported earnings. Changes in market value of these investments measured at fair value resulted in an unrealized gain of $56.1 million in the nine months ended June 30, 2026. As of June 30, 2026, we had investments in marketable securities with a fair value of $310.6 million, and a 10% increase or decrease in the market value of these investments would cause a $31.1 million increase or decrease, respectively, to the carrying value of our investments in marketable securities and our pre-tax income. The hypothetical 10% increase or decrease does not represent the maximum extent to which the fair value of our investments could be affected by changes in market conditions. Our investments could decline in value by a far greater amount as a result of volatility in the equity markets and the concentrated nature of our investment portfolio.

Interest Rate Risk

Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Any borrowings under our revolving credit facility are structured on floating rate terms. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings under our revolving credit facility. The Amended Credit Agreement uses SOFR as the benchmark for establishing the interest rate charged on our borrowings. If SOFR were to increase, our interest payment obligations on any then-outstanding borrowings would increase, having a negative effect on our cash flow and financial condition. We had no borrowings outstanding under our revolving credit facility as of June 30, 2026.
Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are in the process of implementing a new enterprise resource planning (“ERP”) system, which will replace and upgrade many of our existing financial systems and processes. The ERP system is designed to accurately maintain our financial records and provide timely information to management to be used in operating the business. The first phase was implemented in the quarter ended December 31, 2024 and the Company continued working toward the next phase of the implementation through the quarter ended June 30, 2026. This next phase was implemented in July 2026. As the implementation activities progress, we will continue to monitor the impact of the implementation on our financial reporting business processes and evaluate each quarter whether there are changes that affect our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan (1)
April 1, 2026 – April 30, 2026	—	$—	—	$166,230,823
May 1, 2026 – May 31, 2026	201	$678.35	—	$166,230,823
June 1, 2026 – June 30, 2026	—	$—	—	$166,230,823
Total	201	$678.35	—	$166,230,823
(1)    On July 31, 2024, the Board authorized a new stock repurchase program for the purchase of up to $200 million of the Company’s common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's Insider Trading Policy. During the three months ended June 30, 2026, none of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined under Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2026.

IES HOLDINGS, INC.

By:	/s/ TRACY A. MCLAUCHLIN
Tracy A. McLauchlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)